Form 10-Q
period 1996-03-31
LIFE MEDICAL SCIENCES INC
filed 1996-05-15
CIK 889428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


     (Mark One)
     [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended    March 31, 1996
                                     ---------------------

                                       OR

     [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from__________ to__________

     Commission file number  0-20580


                          LIFE MEDICAL SCIENCES, INC.
            (Exact name of registrant as specified in its charter)


                        DELAWARE                            14-1745197
     (State or other jurisdiction of incorporation       (I.R.S. Employer
     or organization)                                   Identification No.)



                  214 CARNEGIE CENTER, PRINCETON, NJ   08540
                   (Address of principal executive offices)
                                  (Zip Code)


                               (609) 452 - 0707
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES[X]   NO[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.001 PAR VALUE - 7,450,320 SHARES OUTSTANDING AT MAY 13,1996

                          LIFE MEDICAL SCIENCES, INC.



                                     INDEX

                                                                         PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Statements of Operations (unaudited) for the         1
            three month periods ended March 31, 1995 and 1996

            Condensed Balance Sheets (unaudited) as of December 31,        2
            1995 and March 31, 1996

            Condensed Statements of Cash Flows (unaudited) for the         3
            three month periods ended March 31, 1995 and 1996

            Notes to Condensed Financial Statements (unaudited)            4

Item 2.   Management's Discussion and Analysis of Financial Condition      5
            and Results of Operations


PART II - OTHER INFORMATION

Item 5.   Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                 7

          Signatures                                                       8

          Exhibit Index                                                    9

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                               Three months ended
                                                                    March 31,
                                                          -------------------------------
                                                          1995                       1996
                                                          -------------------------------
        Royalty income                                  $    112,365              $  62,205
                                                        ------------------------------------
        Operating expenses:
                Research and development expenses            371,290                541,285
                General and administrative expenses          282,535                421,416
                                                        ------------------------------------
                        Operating expenses                   653,825                962,701
                                                        ------------------------------------
        (Loss) from operations                              (541,460)              (900,496)

        Interest income                                       28,449                 37,610
        Interest expense                                                               (736)
                                                        ------------------------------------
        Net (loss)                                      $   (513,011)            ($ 863,622)
                                                        ====================================

        Net (loss) per share                            $      (0.12)               $ (0.16)
                                                        ====================================

        Weighted average shares outstanding                4,308,695              5,446,386


                        LIFE  MEDICAL  SCIENCES,  INC.

                                BALANCE SHEETS
                                  (unaudited)



                                                                          December  31,                        March 31,
                                                                       ---------------------------------------------------
                                                                              1995                               1996
                                                                       ---------------------------------------------------
        ASSETS
        Current assets:
          Cash and cash equivalents                                        $    3,827,530             $   3,003,360
          Deferred offering expenses                                                                        229,281
          Other current assets                                                     19,559                   219,001
                                                                           --------------             -------------
            Total current assets                                                3,847,089                 3,451,642

        Furniture and equipment-at cost (less accumulated
          depreciation of $41,957 and $48,979)                                     96,570                    93,210
        Deposits                                                                   21,322                     6,344
                                                                           --------------             -------------
            TOTAL                                                          $    3,964,981             $   3,551,196
                                                                           ==============             =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
          Capital lease obligation                                         $        2,468             $       2,573
          Accounts payable                                                         40,675                   302,131
          Accrued expenses                                                        147,398                   232,132
                                                                           --------------             -------------
            Total current liabilities                                             190,541                   536,836

        Capital lease obligation                                                   15,160                    14,476
        Deferred royalty income                                                   643,622                   599,407
        Other liabilities                                                          14,678
                                                                           --------------             -------------
            Total liabilities                                                     864,001                 1,150,719

        Stockholders' equity:
          Preferred stock,  .01 par value; shares authorized -  5,000,000;
            none issued
          Common stock,  .001 par value; shares authorized -
            23,750,000; issued and outstanding - 5,422,320  and  5,450,320          5,422                     5,450
          Additional paid-in capital                                           19,429,815                19,592,906
          Accumulated deficit                                                 (16,334,257)              (17,197,879)
                                                                           --------------             -------------
            Total stockholders' equity                                          3,100,980                 2,400,477
                                                                           --------------             -------------
            TOTAL                                                          $    3,964,981             $   3,551,196
                                                                           ==============             =============

                        LIFE  MEDICAL  SCIENCES,  INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                              ----------------------------------
                                                                                    1995               1996
                                                                              ----------------------------------
Cash flows from operating activities:
        Net (loss)                                                               $ (513,011)         $  (863,622)

        Adjustments to reconcile net (loss) to net cash provided
                        by (used in) operations:
                Depreciation                                                           6,074               7,022
                Deferred royalty income                                                                  (44,215)
                Changes in operating assets and liabilities:
                        Decrease in accounts receivable                               43,380
                        Decrease in receivable (MedChem)                           1,000,000
                        Decrease (increase) in other assets and deposits              88,222            (184,464)
                        Increase in accounts payable and accrued expenses              8,136             331,512
                                                                                 -----------          -----------
                           Net cash provided by (used in) operating activities       632,801            (753,767)
                                                                                 -----------          -----------

Cash flows from investing activities:
        Purchase of equipment                                                       (15,738)              (3,662)
                                                                                 -----------          -----------
                           Net cash (used in) investing activities                  (15,738)              (3,662)
                                                                                 -----------          -----------

Cash flows from financing activities:
        Payments on capitalized lease                                                                       (579)
        Proceeds from issuance of common stock upon exercise of options                                  163,119
        Deferred offering expenses of common stock to be issued                                         (229,281)
                                                                                 -----------          -----------
                           Net cash (used in) financing activities                                       (66,741)
                                                                                 -----------          -----------
Net increase (decrease) in cash and cash equivalents                                 617,063            (824,170)
Cash and cash equivalents at beginning of period                                   1,979,615           3,827,530
                                                                                 -----------          -----------
Cash and cash equivalents at end of period                                       $ 2,596,678          $3,003,360
                                                                                 ===========          ===========

                          LIFE MEDICAL SCIENCES, INC.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A)  BASIS OF PRESENTATION

          The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.



B)   NET (LOSS) PER SHARE

          The net loss per share is computed using the weighted average number of common shares outstanding during each period, as modified in accordance with certain rules of the Securities and Exchange Commission. Outstanding options and warrants have not been considered since their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Life Medical Sciences, Inc. (the "Company") is a biotechnology company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived from its two proprietary platform technologies: (i) its in-situ (occurring on or at a body site) tissue culturing technology, and (ii) its polymer technology. Products currently under development focus on wound healing, stimulating hair regrowth, improving the success rate of autologous fat transplantation and preventing or reducing post-operative surgical adhesions.

     Since its inception, the Company has been engaged primarily in research and development of its technologies, commercialization of the Sure-Closure/TM/ System ("Sure-Closure") and organizational activities. In September 1993, the Company began selling the Sure-Closure products. The Company built and supported a direct sales organization of 24 sales representatives calling on surgeons. To date, all revenues have been derived from sales of the Sure-Closure products or royalties thereon. In July 1994, the Company sold its Sure-Closure product line for initial payments aggregating $4 million plus a 10% royalty on net sales through June 2004. Following the sale of the Sure-Closure System, sales ceased and sales and marketing expenses were eliminated.

RESULTS OF OPERATIONS

     The Company earned revenues from royalties on product sales of Sure-Closure of $62,205 and $112,365 for the three months ended March 31, 1996 and 1995, respectively. The royalty income recognized during the three month period ended March 31, 1996, represents royalties from Sure-Closure product sales of the fourth quarter of 1995.

     The Company incurred research and development expenses of $541,285 and $371,290 for the three months ended March 31, 1996 and 1995, respectively. The increase in the three month period ended March 31, 1996 compared to March 31, 1995 is due to increased expenditures on the Company's in-situ tissue culturing technology and products derived therefrom, polymer technology and products derived therefrom and other products. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its in-situ tissue culturing technology products and polymer technology products and expand clinical trials for these and other products.


     General and administrative expenses, which consist of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $421,416 and $282,535 for the three months ended March 31, 1996 and 1995, respectively. The increase is attributable to salaries and related expenses associated with additional management and increased expenses in connection with the investor relation effort as the Company increased its scale of operations. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

     Interest income was $37,610 and $28,449 for the three months ended March 31, 1996 and 1995. The increase for the three months period ended March 31, 1996 is primarily attributable to an increased cash balance.

     Interest expense of $736 for the three months ended March 31, 1996 was from a capital lease entered into to acquire office equipment. There was no interest expense for the corresponding quarter of 1995.

     The Company's net loss was $863,622 and $513,011 for the three months ended March 31, 1996 and 1995, respectively. This increase is due primarily to the increased scale of operations. The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $3,003,360 and $3,827,530 at March 31, 1996 and December 31, 1995, respectively. The decrease in cash results from expenditures made for funding the Company's operations, deferred expenses in connection with the Company's public offering as described below, and offset by funds received from the exercise of stock options.

     In May 1996, the Company completed a public offering of 2,000,000 shares of common stock and received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the offering to fund continued clinical trials, research and development and for general corporate purposes.

     Although the Company believes that the net proceeds from the offering, together with available cash, will be sufficient to meet its cash requirements for approximately the next 24 months, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue the clinical development and commercialization of its products and to fund the growth that is expected to occur if any of its products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its products and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     (a) John T. Spitznagel, who served as President and CEO and a Director from January 9, 1996, resigned effective February 28, 1996 to join an international pharmaceutical company in a senior executive position with world-wide responsibilities. Dr. Herbert Moskowitz, the Company's Chairman, has been serving as interim President and CEO since Mr. Spitznagel's resignation. The Company has been actively seeking to employ a new President and CEO with senior level executive experience in the areas of biotechnology and the commercialization of pharmaceutical products.


     (b) The Company's Registration Statement pertaining to its offering of two million shares of common stock, was declared effective by the Securities and Exchange Commission on May 3, 1996. The net proceeds of the offering were approximately $11.6 million after deducting estimated underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the offering to fund continued clinical trials, research and development and for general corporate purposes.

          Additionally, the Company's Common Stock , Class A and Class B Warrants have been approved for listing on the Nasdaq National Market. The securities were previously traded on the Nasdaq Small Cap Market. The trading symbols will remain the same. The Company's Units, which were sold in its Initial Public Offering and consist of one share of Common Stock, one Class A Warrant and one Class B Warrant, will continue to trade on the Nasdaq Small Cap Market until all the Units are separated.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LIFE MEDICAL SCIENCES, INC.
                                    (REGISTRANT)



     DATE: MAY 14, 1996             /S/ DONALD W. FALLON
                                    --------------------------------
                                    DONALD W. FALLON
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (Duly Authorized Officer & Principal
                                    Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION                            PAGE NO.
- ----------                  -----------                            -------

  27                       Financial Data Schedule