Form 10-Q
period 1996-06-30
LIFE MEDICAL SCIENCES INC
filed 1996-08-12
CIK 889428

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Washington, DC 20549

                                    FORM 10-Q


     (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996
                                      --------------------

                                       OR

     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                   ----------  ----------

     Commission file number  0-20580


                          LIFE MEDICAL SCIENCES, INC.
            (Exact name of registrant as specified in its charter)


                   Delaware                                  14-1745197
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                  or organization)                      identification No.)

                  214 Carnegie Center, Princeton, NJ   08540
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

YES[X]   No[_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.001 Par Value - 7,831,486 shares outstanding at August 8,1996

                          LIFE MEDICAL SCIENCES, INC.



                                    INDEX

                                                                           Page

Part I -  FINANCIAL  INFORMATION

Item 1. Financial Statements

           Condensed Statements of Operations (unaudited) for the             3
           three month and six month periods ended June 30, 1995 and 1996

           Condensed Balance Sheets (unaudited) as of December 31,            4
           1995 and June 30, 1996

           Condensed Statements of Cash Flows (unaudited) for the             5
           six month periods ended June 30, 1995 and 1996

           Notes to Condensed Financial Statements (unaudited)                6

Item 2. Management's Discussion and Analysis of                               7
        Financial Condition and Results of Operations


Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 9

Item 5.   Other Information                                                   9

Item 6.   Exhibits and Reports on Form 8-K                                    9

          Signatures                                                          10

          Exhibit Index                                                       11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                ------------------------------      -----------------------------------
                                                   1995              1996                1995                 1996
                                                -----------       ------------      ----------------      -------------
Royalty income                                  $   47,976        $    28,921       $       160,341       $      91,126
                                                -----------       ------------      ----------------      --------------
Operating expenses:
  Research and development expenses                606,748            416,217               978,038             957,502
  General and administrative expenses              303,573            480,802               586,108             902,218
                                                -----------       ------------      ----------------      --------------
    Operating expenses                             910,321            897,019             1,564,146           1,859,720
                                                -----------       ------------      ----------------      --------------

(Loss) from operations                            (862,345)          (868,098)           (1,403,805)         (1,768,594)

Interest income                                     52,148            121,728                80,597             159,338
Interest expense                                                         (710)                                   (1,446)
                                                -----------       ------------      ----------------      --------------
Net (loss)                                      $ (810,197)       $  (747,080)      $    (1,323,208)      $  (1,610,702)
                                                ===========       ============      ================      ==============

Net (loss) per share                            $    (0.18)       $     (0.11)      $         (0.30)      $       (0.27)
                                                ===========       ============      ================      ==============
Weighted average shares outstanding              4,400,649          6,676,765             4,354,926           6,061,575


                          LIFE MEDICAL SCIENCES, INC.

                                BALANCE SHEETS
                                  (unaudited)

                                                                                       December  31,                June 30,
                                                                                     -----------------          -----------------
                                                                                           1995                       1996
                                                                                     -----------------          -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $      3,827,530           $     15,679,629
  Other current assets                                                                         19,559                    273,997
                                                                                     -----------------          -----------------
       Total current assets                                                                 3,847,089                 15,953,626

Furniture and equipment-at cost (less accumulated
  depreciation of $41,957 and $56,131)                                                         96,570                     93,860
Deposits                                                                                       21,322                      9,620
                                                                                     -----------------          -----------------
        TOTAL                                                                        $      3,964,981           $     16,057,106
                                                                                     =================          =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligation                                                           $          2,468           $          2,684
  Accounts payable                                                                             40,675                     70,259
  Accrued expenses                                                                            147,398                    236,341
                                                                                     -----------------          -----------------
      Total current liabilities                                                               190,541                    309,284

Capital lease obligation                                                                       15,160                     13,763
Deferred royalty income                                                                       643,622                    567,819
Other liabilities                                                                              14,678                          0
                                                                                     -----------------          -----------------

       Total liabilities                                                                      864,001                    890,866

Stockholders' equity:
  Preferred stock, $.01 par value; shares authorized -  5,000,000;
    none issued
  Common stock, $.001 par value; shares authorized -
    23,750,000; issued and outstanding - 5,422,320  and  7,772,153                              5,422                      7,772
  Additional paid-in capital                                                               19,429,815                 33,103,427
  Accumulated deficit                                                                     (16,334,257)               (17,944,959)
                                                                                     -----------------          -----------------
       Total stockholders' equity                                                           3,100,980                 15,166,240
                                                                                     -----------------          -----------------
       TOTAL                                                                         $      3,964,981           $     16,057,106
                                                                                     =================          =================

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Six months ended
                                                                                            June 30,
                                                                            -----------------------------------------
                                                                                  1995                    1996
                                                                            ----------------         ----------------
Cash flows from operating activities:
  Net (loss)                                                                $    (1,323,208)         $    (1,610,702)

  Adjustments to reconcile net (loss) to net cash
      (used in) operations:
    Depreciation                                                                     12,561                   14,174
    Deferred royalty income                                                                                   75,803
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                56,193
      Decrease in other receivables                                                 952,024
      Decrease (increase) in other assets and deposits                               53,229                 (242,736)
      Increase (decrease) in accounts payable and accrued expenses                  (20,394)                 103,849
                                                                            ----------------         ----------------
        Net cash (used in) operating activities                                    (269,595)              (1,811,218)
                                                                            ----------------         ----------------


Cash flows from investing activities:
   Purchase of equipment                                                            (25,768)                 (11,464)
                                                                            ----------------         ----------------
             Net cash (used in) investing activities                                (25,768)                 (11,464)
                                                                            ----------------         ----------------


Cash flows from financing activities:
   Payments on capitalized lease                                                                              (1,181)
   Proceeds from issuance of common stock, net of expenses                        2,592,250               13,675,962
                                                                            ----------------         ----------------
             Net cash provided by financing activities                            2,592,250               13,674,781
                                                                            ----------------         ----------------

Net increase in cash and cash equivalents                                         2,296,887               11,852,099
Cash and cash equivalents at beginning of period                                  1,979,615                3,827,530
                                                                            ----------------         ----------------
Cash and cash equivalents at end of period                                  $     4,276,502          $    15,679,629
                                                                            ================         ================

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



C)   Capital

          The Company's Registration Statement pertaining to its offering of 2,300,000 shares of common stock (initial offering of 2,000,000 shares plus an additional 300,000 shares issued due to the exercise of the underwriters' over allotment option) was declared effective by the Securities and Exchange Commission on May 3, 1996. The proceeds of the offering were approximately $13.4 million, including proceeds received upon exercise of the underwriters' over-allotment option and after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the offering to fund continued clinical trials, research and development and for general corporate purposes.

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

     Since its inception, the Company has been engaged primarily in research and development of its technologies, commercialization of the Sure-Closure/TM /System ("Sure-Closure") and organizational activities. In September 1993, the Company began selling the Sure-Closure products. The Company built and supported a direct sales organization of 24 sales representatives calling on surgeons. To date, all revenues have been derived from sales of the Sure-Closure products or royalties thereon. In July 1994, the Company sold its Sure-Closure product line for initial payments aggregating $4 million plus a 10% royalty on net sales through June 2004. Following the sale of the Sure-Closure System, sales and marketing expenses were eliminated.

     Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trails; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; or changes in business strategy or development plans.

Results of Operations

     The Company earned revenues from royalties on product sales of Sure-Closure of $28,921 and $91,126 for the three months and six months ended June 30, 1996, respectively, which compares to $47,976 and $160,341 for the corresponding periods of 1995. The royalty income recognized during the three month period ended June 30, 1996, represents royalties from Sure-Closure product sales of the first quarter of 1996.

     The Company incurred research and development expenses of $416,217 and $606,748 for the three months ended June 30, 1996 and 1995, respectively, and $957,502 and $978,038 for the six months ended June 30, 1996 and 1995, respectively. These expenses represent expenditures on the Company's in-situ tissue culturing technology and products derived therefrom, polymer technology and products derived therefrom and other products. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its in-situ tissue culturing technology products and polymer technology products and expands clinical trials for these and other products.

     General and administrative expenses, which consist of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $480,802 and $303,573 for the three months ended June 30, 1996 and 1995, respectively, and $902,218 and $586,108 for the six months ended June 30, 1996 and 1995, respectively. The increase is attributable to salaries and related expenses associated with additional management and increased expenses in connection with the investor relation effort as the Company increased its scale of operations. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

     Interest income was $121,728 and $52,148 for the three months ended June 30, 1996 and 1995, respectively and $159,338 and $80,597 for the six months ended June 30, 1996 and 1995, respectively. The increase for the periods presented is primarily attributable to an increased cash balance.

     Interest expense of $710 for the three months ended June 30, 1996 and $1,446 for the six months ended June 30, 1996 was from a capital lease entered into to acquire office equipment. There was no interest expense for the corresponding periods of 1995.

     The Company's net loss was $747,080 and $810,197 for the three months ended June 30, 1996 and 1995, respectively, and $1,610,702 and $1,323,208 for the six months ended June 30, 1996 and 1995, respectively. The Company expects to incur additional losses in the future.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $15,679,629 and $3,827,530 at June 30, 1996 and December 31, 1995, respectively. The increase in cash results from the funds provided from the public offering consummated during the second quarter of 1996, less expenditures made for funding the Company's operations and expenses in connection with the Company's public offering.

     In May 1996, the Company completed a public offering of 2,300,000 shares of common stock (initial offering of 2,000,000 shares plus an additional 300,000 issued due to the exercise of the underwriters' over-allotment option) and received net proceeds of approximately $13.4 million, including proceeds received upon the exercise of the underwriters' over-allotment option and after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the offering to fund continued clinical trials, research and development and for general corporate purposes.

     Although the Company believes that the net proceeds from the offering, together with available cash, will be sufficient to meet its cash requirements for approximately the next 24 months, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue the clinical development and commercialization of its products and to fund the growth that is expected to occur if any of its products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its products and additional public or private financing, including equity financing. Any additional equity financing may be dilutive to stockholders. There can be no assurance that such arrangements or financing will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

                          PART II - OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Life Medical Sciences, Inc. was held on May 30, 1996.

     (b)     The following four Directors were reelected at the Annual Meeting:

                    Dr. Herbert Moskowitz
                    Coy Ecklund
                    Joel L. Gold
                    Irwin M. Rosenthal


     (c) The vote was as follows for the ratification of Richard A. Eisner & Company, LLP as the Company's independent public accountantS:

                    For:        4,055,694
                    Against:       13,650
                    Abstain:       11,590

ITEM 5.      Other Information

             None


ITEM 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             10.39 Employment Agreement dated May 29, 1996 between Registrant and Robert P. Hickey
             10.40 Employment Agreement dated May 30, 1996 between Registrant and Dr. Herbert Moskowitz
             27.    Financial Data Schedule

     (b)     Reports on Form 8-K

             A report on Form 8-K was filed on June 20, 1996 to announce the appointment of Robert P. Hickey as the Company's President and CEO.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Life Medical Sciences, Inc.
                                 (Registrant)



     Date: August 8, 1996       /s/ Donald W. Fallon
                                 --------------------------------
                                 Donald W. Fallon
                                 Vice President and Chief Financial Officer
                                 (Duly Authorized Officer & Principal
                                  Financial Officer)

                                 EXHIBIT INDEX


 Exhibit No.                  Description                            Page No.
 -----------        --------------------------------                 --------

    10.39            Employment Agreement dated May 29, 1996
                     between Registrant and Robert P. Hickey

    10.40            Employment Agreement dated May 30, 1996
                     between Registrant and Dr. Herbert Moskowitz


    27               Financial Data Schedule