Form 10-Q
period 1996-09-30
LIFE MEDICAL SCIENCES INC
filed 1996-11-14
CIK 889428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                              -------------------------

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number  0-20580


                          LIFE MEDICAL SCIENCES, INC.
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                       14-1745197
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

                379 THORNALL STREET,  EDISON, NEW JERSEY  08837
                   (Address of principal executive offices)
                                  (Zip Code)


                                 (908)494-0444
             (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.001 PAR VALUE - 7,914,820  SHARES OUTSTANDING
                             AT NOVEMBER  6, 1996

                          LIFE MEDICAL SCIENCES, INC.



                                     INDEX

                                                                            PAGE

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

            Condensed Statements of Operations (unaudited) for the            3
            three month and nine month periods ended September 30, 1995 and 1996

            Condensed Balance Sheets as of December 31,                       4
            1995 and September 30, 1996 (unaudited)

            Condensed Statements of Cash Flows (unaudited) for the            5
            nine month periods ended September 30, 1995 and 1996

            Notes to Condensed Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial Condition          7
            and Results of Operations


PART II - OTHER INFORMATION

Item 6.                        Exhibits and Reports on Form 8-K               9

  Signatures                                                                 10

  Exhibit Index                                                              11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements




                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three months ended                  Nine months ended
                                                  September 30,                      September 30,
                                           ---------------------------        ---------------------------
                                              1995             1996              1995            1996
                                           ----------       ----------        ----------       ----------

 Royalty income                            $   42,104      $   36,085        $  202,445      $   127,211
                                           ----------      -----------        ----------     -----------

 Operating expenses:
  Research and development expenses           683,266          712,423         1,661,304        1,669,925
  General and administrative expenses         334,489          426,953           920,597        1,329,171
                                           ----------      -----------        ----------     -----------
   Operating expenses                       1,017,755        1,139,376         2,581,901        2,999,096
                                           ----------      -----------        ----------     -----------

 (Loss) from operations                      (975,651)      (1,103,291)       (2,379,456)      (2,871,885)

 Interest income                               58,484          196,303           139,081          355,641
 Interest expense                                                 (685)                            (2,131)

 Net (loss)                                $ (917,167)      $ (907,673)      $(2,240,375)     $(2,518,375)
                                           ==========       ==========       ===========      ===========


 Net (loss) per share                      $    (0.17)      $    (0.12)      $     (0.48)     $     (0.38)
                                           ==========       ==========       ===========      ===========

 Weighted average shares outstanding        5,257,051        7,847,497         4,658,939        6,661,228

                        LIFE  MEDICAL  SCIENCES,  INC.

                                BALANCE SHEETS
                                  (unaudited)

                                                                December  31,      September 30,
                                                                    1995               1996
                                                                ------------       ------------
 ASSETS

 Current assets:
  Cash and cash equivalents                                     $  3,827,530       $ 15,355,637
  Other current assets                                                19,559            275,385
                                                                ------------       ------------
    Total current assets                                           3,847,089         15,631,022

 Furniture and equipment-at cost (less accumulated
  depreciation of $41,957 and $63,539)                                96,570            105,104
 Deposits                                                             21,322             29,490
                                                                ------------       ------------
    TOTAL                                                       $  3,964,981       $ 15,765,616
                                                                ============       ============




 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Capital lease obligation                                      $      2,468       $      2,798
  Accounts payable                                                    40,675             97,949
  Accrued expenses                                                   147,398            419,676
    Total current liabilities                                        190,541            520,423
                                                                ------------       ------------
 Capital lease obligation                                             15,160             13,018
 Deferred royalty income                                             643,622            531,734
 Other liabilities                                                    14,678                  0
                                                                ------------       ------------
    Total liabilities                                                864,001          1,065,175

 Stockholders' equity:
  Preferred stock, $.01 par value; shares
   authorized -  5,000,000; none issued
  Common stock, $.001 par value; shares authorized -
   23,750,000; issued and outstanding - 5,422,320 and 7,914,820        5,422              7,915
  Additional paid-in capital                                      19,429,815         33,545,158
  Accumulated deficit                                            (16,334,257)       (18,852,632)
                                                                ------------       ------------
    Total stockholders' equity                                     3,100,980         14,700,441
                                                                ------------       ------------
    TOTAL                                                       $  3,964,981       $ 15,765,616
                                                                ============       ============

                        LIFE  MEDICAL  SCIENCES,  INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ----------------------------
                                                                             1995             1996
                                                                         -----------      -----------
Cash flows from operating activities:
 Net (loss)                                                              $(2,240,375)     $(2,518,375)

 Adjustments to reconcile net (loss) to net cash (used in) operations:
  Depreciation                                                                19,285           21,582
  Deferred royalty income                                                                    (111,888)
  Changes in operating assets and liabilities:
   Decrease (increase) in other current assets                                57,854         (255,826)
   Decrease in other receivables                                           1,000,000
   Decrease (increase) in other assets and deposits                           64,661           (8,168)
   (Decrease) increase in accounts payable, accrued expenses
            and other liabilities                                            (17,523)         314,874
                                                                         -----------      -----------
      Net cash  (used in) operating activities                            (1,116,098)      (2,557,801)
                                                                         -----------      -----------

Cash flows from investing activities:
 Purchase of equipment                                                       (25,768)         (30,116)
                                                                         -----------      -----------
      Net cash (used in) investing activities                                (25,768)         (30,116)
                                                                         -----------      -----------


Cash flows from financing activities:
 Payments on capitalized lease                                                                 (1,812)
 Proceeds from issuance of common stock, net of expenses                   2,645,183       14,117,836
                                                                         -----------      -----------
      Net cash provided by financing activities                            2,645,183       14,116,024
                                                                         -----------      -----------

Net increase  in cash and cash equivalents                                 1,503,317       11,528,107
Cash and cash equivalents at beginning of period                           1,979,615        3,827,530
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $ 3,482,932      $15,355,637
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



B)  NET (LOSS) PER SHARE

       The net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding options and warrants have not been considered since their effect would be antidilutive.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  Life Medical Sciences, Inc. (the "Company") is a biotechnology/medical device company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived from its two proprietary platform technologies: (i) its in-situ (occurring on or at a body site) tissue culturing technology, and (ii) its polymer technology. Products currently under development focus on wound healing, stimulating hair regrowth, improving the success rate of autologous fat transplantation and preventing or reducing post-operative surgical adhesions.

  Since its inception, the Company has been engaged primarily in research and development of its technologies, commercialization of the Sure-Closure/TM /system ("Sure-Closure") and organizational activities. In September 1993, the Company began selling the Sure-Closure products. The Company built and supported a direct sales organization of 24 sales representatives calling on surgeons. In July 1994, the Company sold its Sure-Closure product line for initial payments aggregating $4 million plus a 10% royalty on net sales through June 2004. Following the sale of the Sure-Closure, sales and marketing expenses were eliminated. To date, all revenue has been derived from sales of the Sure-Closure products or royalties thereon.

  Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; or, changes in business strategy or development plans.

RESULTS OF OPERATIONS

  The Company earned revenues from royalties on product sales of Sure-Closure of $36,085 and $127,211 for the three months and nine months ended September 30, 1996, respectively, which compares to $42,104 and $202,445 for the corresponding periods of 1995. The royalty income recognized during the three month period ended September 30, 1996, represents royalties from Sure-Closure product sales of the second quarter of 1996.

  The Company incurred research and development expenses of $712,423 and $683,266 for the three months ended September 30, 1996 and 1995, respectively, and $1,669,925 and $1,661,304 for the nine months ended September 30, 1996 and 1995, respectively. These expenses represent expenditures on the Company's in-situ tissue culturing technology and products derived therefrom, polymer technology and products derived therefrom and other products. During the nine month period ended September 30, 1996, the Company's focus of research and development spending was on preclinical studies and manufacturing issues on its post-operative surgical adhesion product, REPEL, and on resolving the manufacturing issues surrounding the lyophilization of the in-situ tissue culturing technology products, CARIEL and PILIEL. Research and development spending during the same period during 1995 was on the European clinical trial for CARIEL and the completion of the preclinical studies for the in-situ tissue culturing technology products. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its in-situ tissue culturing technology products and polymer technology products and expands clinical trials for these and other products.

  General and administrative expenses, which consist of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $426,953 and $334,489 for the three months ended September 30, 1996 and 1995, respectively, and $1,329,171 and $920,597 for the nine months ended September 30, 1996 and 1995, respectively. The increase is attributable to salaries and related expenses associated with additional management and increased expenses in connection with the investor relations effort. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

  Interest income was $196,303 and $58,484 for the three months ended September 30, 1996 and 1995, respectively and $355,641 and $139,081 for the nine months ended September 30, 1996 and 1995, respectively. The increase for the periods presented is primarily attributable to an increased cash balance from the secondary offering during the second quarter of 1996.

  Interest expense of $685 for the three months ended September 30, 1996 and $2,131 for the nine months ended September 30, 1996 was from a capital lease entered into to acquire office equipment. There was no interest expense for the corresponding periods of 1995.

  The Company's net loss was $907,673 and $917,167 for the three months ended September 30, 1996 and 1995, respectively, and $2,518,375 and $2,240,375 for the nine months ended September 30, 1996 and 1995, respectively. The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of $15,355,637 and $3,827,530 at September 30, 1996 and December 31, 1995, respectively. The increase in cash results from the net proceeds of the public offering consummated during the second quarter of 1996 and the proceeds from the exercise of stock options, less expenditures made for funding the Company's operations.

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

                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

              10.41 Lease Agreement, dated August 13, 1996 between Registrant and Metro Four Associates, Limited Partnership, 15/th/ Floor of 379 Thornall Street

              10.42 Lease Agreement, dated August 13, 1996 between Registrant and Metro Four Associates, Limited Partnership, 8/th/ Floor of 379 Thornall Street

              10.43 Sublease Agreement, dated July 13, 1996 between Registrant and Palatin Technologies, Inc.

              27.    Financial Data Schedule

       (b)    Reports on Form 8-K

                     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      LIFE MEDICAL SCIENCES, INC.
                                      (REGISTRANT)



DATE: NOVEMBER 14, 1996               /s/ DONALD W. FALLON
                                      --------------------------------
                                      DONALD W. FALLON
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                      (Duly Authorized Officer & Principal
                                      Financial Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.                      DESCRIPTION                          PAGE NO.
  -----------                      -----------                          --------


    10.41              Lease Agreement, dated August 13, 1996
                       between Registrant and Metro Four Associates, Limited Partnership, 15/th/ Floor of 379 Thornall Street

    10.42              Lease Agreement, dated August 13, 1996
                       between Registrant and Metro Four Associates, Limited Partnership, 8/th/ Floor of 379 Thornall Street

    10.43              Sublease Agreement, dated July 13, 1996
                       between Registrant and Palatin Technologies, Inc.

    27.                Financial Data Schedule