Form 10-K
period 1996-12-31
LIFE MEDICAL SCIENCES INC
filed 1997-03-31
CIK 889428

================================================================================
     SECURITIES AND EXCHANGE COMMISSIONSECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period _____________ to _____________
                       COMMISSION FILE NUMBER:  0-20580
                          LIFE MEDICAL SCIENCES, INC.
            (Exact name of registrant as specified in its charter)
          DELAWARE                                     14-1745197
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

379 THORNALL STREET, EDISON, NEW JERSEY                   08837
(Address of principal executive offices)               (Zip Code)

                                 (908) 494-0444
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE
                             (TITLE OF EACH CLASS)
         Securities registered pursuant to Section 12 (g) of the Act:
                    COMMON STOCK--PAR VALUE $.001 PER SHARE
                                     UNITS
                          REDEEMABLE CLASS A WARRANTS
                          REDEEMABLE CLASS B WARRANTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ X ]    NO  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1997 was approximately $26.9 million.

     As of March 28, 1997, 7,914,820 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 3, 1997 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               INTRODUCTORY NOTE

     Life Medical Sciences, Inc., a Delaware corporation (the "Company"), is a company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications.

     On May 3, 1996, the Securities and Exchange Commission ( the "Commission") declared effective the Company's Registration Statement pertaining to its public offering of 2,300,000 shares of Common Stock (including over-allotments). The proceeds from this offering were approximately $13.4 million, including proceeds received upon exercise of the underwriters' over-allotment option and after deducting underwriting discounts and commissions and other offering expenses.

     Certain statements in this Annual Report (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

  Life Medical Sciences, Inc. is a company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived from its two proprietary platform technologies: (i) its in-situ tissue culturing technology, and (ii) its polymer technology. The Company's strategy is to apply its platform technologies to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on wound healing, stimulating hair regrowth, reducing hair loss, improving the success rate of autologous fat transplantation and preventing or reducing post-operative surgical adhesions. The Company's proposed products are in various stages of clinical trials and preclinical studies.

  The Company's in-situ tissue culturing technology utilizes proprietary, defined, serum-free combinations of nutrients and hormones which, when applied to the body, promote cell growth by: (i) directly supplying essential components required for cell growth; (ii) stimulating new blood vessel formation (angiogenesis); and (iii) increasing the flow of blood through existing vessels (vasodilation). The Company believes that this technology has therapeutic potential across a broad range of applications in the area of tissue repair and preservation including acute and chronic wound healing, stimulating hair regrowth, reducing hair loss, improving the success rate of autologous fat transplantation for cosmetic and reconstructive surgeries, treating urinary stress incontinence, and enhancing outcomes of tissue grafting and certain surgical procedures. The Company is currently developing three products utilizing the in-situ tissue culturing technology: Cariel/TM/, primarily for chronic wound healing; Piliel/TM/, for stimulating hair regrowth and reducing hair loss; and Lipoel/TM/, for improving the success rate of fat transplantation from a donor site to a recipient site in the same individual (autologous) for reconstructive or cosmetic surgery with long-term benefits.

  The Company's polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative surgical adhesions, as well as in consumer health and hygiene and industrial areas. The Company is currently developing its bioresorbable adhesion barrier film for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures (Repel/TM/) and cardio-vascular surgery (Repel-CV/TM/), and its bioresorbable adhesion barrier coating (viscous solution) for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures (Resolve/TM/).

  The Company is also developing and testing Scar Care, its externally worn silicone-based proposed product to be applied to intact skin for diminishing the size, discoloration and associated discomfort of unsightly scars.

  The Company's product development strategy is to maintain a relatively small core of scientists and researchers within the Company. The Company currently conducts substantially all of its research and product development through arrangements with specialized academic and industrial organizations which broaden the development capabilities of the Company. The Company's commercialization strategy is to seek joint venture, licensing or collaborative arrangements for the manufacturing, marketing and sale of its products.

  The Company previously developed and marketed the Sure-Closure System/TM/, a disposable wound closure device. As a result of a strategic decision to focus on the development and commercialization of its proposed products utilizing its platform technologies, the Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1996, Zimmer, Inc., a subsidiary of Bristol-Myers Squibb ("Zimmer"), acquired the Sure - Closure System from C.R. Bard. The Company receives a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004.

                    PROPOSED PRODUCTS AND STATUS OF TESTING

          PRODUCT               PLATFORM          POTENTIAL           STATUS
                               TECHNOLOGY        THERAPEUTIC
                                                 APPLICATION

Cariel                       In-situ         Healing chronic      Pivotal
                             tissue          wounds such as       clinical
                             culturing         venous stasis,     trials  in
                             technology         diabetic, and     Europe.
                                              decubitus ulcers

Piliel                       In-situ         Stimulating hair     Pivotal
                             tissue          regrowth and         clinical
                             culturing       reducing hair loss   trials in
                             technology                           Europe.

Lipoel                       In-situ         Improving success    Clinical
                             tissue          of autologous fat    development
                             culturing         transplantation    ongoing in
                             technology                           Israel.

Repel                        Polymer         Preventing or        Pilot
                             technology      reducing post-       clinical
                                             operative surgical   trials in
                                                adhesions in      U.S.
                                               ob/gyn surgery
                                               (barrier film.)

Resolve                      Polymer         Preventing or        Preclinical
                             technology      reducing             trials
                                             post-operative
                                             surgical adhesion
                                             in ob/gyn and
                                             general surgeries
                                             (viscous
                                             formulation.)

Repel - CV                   Polymer         Preventing or        Preclinical
                             technology      reducing             trials
                                             post-operative
                                             surgical adhesions
                                             in cardio-vascular
                                             surgeries
                                             (barrier film.)

Repel                        Polymer         Preventing or        IDE
                                             reducing             Preparation
                                             post-operative
                                             surgical adhesions
                                             in general surgery
                                             (barrier film.)

Scar Care                        Other       Diminishing          Clinical
                                             unsightly scars and  trials in U.S.
                                             associated
                                             discomfort

PROPRIETARY PLATFORM TECHNOLOGIES

In-Situ Tissue Culturing Technology

   The use of a variety of cell growth media for enhancing cell growth ex vivo (outside the body) in the laboratory setting is well established. Traditionally, cells such as keratinocytes have been grown ex vivo for the purpose of implanting them in patients. This technique, however, has faced challenges due to the compromised blood supply to the implanted tissue and the rejection of non-autologous cells by the immune system. Additionally, the process of growing cells ex vivo and implanting them in patients is costly and commercially complicated.

  In contrast, the Company's approach in developing its in-situ tissue culturing technology has been to optimize cell growth media for direct use on patients. This technology utilizes nutrients and hormones which, when applied to the target site, promote cell growth by: (i) directly supplying essential components required for cell growth thereby stimulating the cells to higher functioning activity; (ii) stimulating new blood vessel formation (angiogenesis); and (iii) increasing the flow of blood through existing vessels (vasodilation).

  The active ingredients used in the Company's in-situ tissue culturing technology are present naturally in the body and are used by the Company in concentrations lower than currently approved by the regulatory authorities for use by other companies for other indications. Nevertheless, the combination of these ing redients will require further regulatory approval. The in-situ tissue culturing technology utilizes defined, serum-free media. Media containing serum may also contain viruses and is difficult to reproduce, as components of serum vary from lot to lot. Not incorporating serum in the media avoids the concerns of viral transmission and allows for consistent reproducibility.

  The Company believes that products developed from its in-situ tissue culturing technology will offer cost benefit advantages and be convenient to use, thus making certain products well suited for self application as well as use in home care, long term care or alternate site care environments. Certain applications of this technology, in particular in the wound healing area, are intended to offer potentially significant cost savings over current conventional treatments which often involve skilled nursing or other professional care expense. The Company believes that this technology has therapeutic potential across a broad range of applications in the area of tissue repair and preservation, including acute and chronic wound healing, stimulating hair regrowth, reducing hair loss, improving the success rate of autologous fat transplantation for cosmetic and reconstructive surgeries, and enhancing the outcome of tissue grafting and certain surgical procedures. The Company is currently developing three products utilizing the in-situ tissue culturing technology: Cariel, primarily for chronic wound healing; Piliel, for stimulating hair regrowth and reducing hair loss; and Lipoel, for improving the success rate of fat transplantation from a donor site to a recipient site in the same individual (autologous) for reconstructive or cosmetic surgery with long-term benefits. See "Collaborative Agreements--In-Situ Tissue Culturing Technology."


 Polymer Technology

  The Company's polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength, and biocompatibility.
Unlike many other polymer systems which may cause untoward responses, polymers derived from the Company's polymer technology are highly biocompatible and have not caused any undesirable tissue responses thus far. Medical applications include the prevention or reduction of post-operative surgical adhesions. In addition, potential medical implantable uses include artificial blood vessels, resorbable sutures and drug delivery systems. Utilizing its polymer technology, the Company is currently developing Repel, a bioresorbable barrier film, for the prevention or reduction of post-operative surgical adhesions in ob/gyn and general surgical procedures, Repel-CV, a bioresorbable barrier film, for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgical procedures, and Resolve, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in ob/gyn and general surgical procedures. See "Collaborative Agreements-- Polymer Technology."

PRODUCTS

 Cariel--Topical Wound Healing Gel

  Cariel is an in-situ tissue culturing based proposed product used for wound healing. Cariel is being developed primarily to treat chronic wounds such as venous stasis, diabetic, and decubitus (pressure sores) ulcers and other wounds such as burns. Cariel is topically applied to the wound site in a gel form.

  Skin is the most frequently traumatized organ in the body, and skin injuries are a major health care concern. A considerable medical need exists for products that heal chronic wounds. Chronic wounds are severe, nonhealing wounds that have penetrated the skin and underlying tissue and result from impairment of the body's normal tissue regeneration and healing process. Chronic wounds heal slowly, if at all, and are difficult to treat. They can lead to serious complications, including infection, pain and in extremely severe cases, amputation and death. The three most common types of chronic wounds are venous stasis, diabetic and decubitus ulcers. Venous stasis ulcers are caused by poor blood circulation in compromised veins and inadequate blood supply to skin cells. Diabetic ulcers generally arise in the lower extremities of diabetic patients from secondary complications of diabetes such as nerve damage. Decubitus ulcers mostly affect hospitalized and long term care patients in whom localized areas of tissue damage develop when soft tissue is compressed between a bony prominence and an external surface.

  Based on published industry sources, the Company believes that there are at least 2.6 million cases of chronic wounds treated in the United States each year and that products on the market for the treatment of chronic wounds generate approximately $3 billion in annual sales in the United States alone.

  Normal wound healing consists of the following three phases: vascularization (creation of an enhanced blood supply), granulation (filling in of the wound bed with healthy tissue), and epithelialization (resurfacing the wound bed with specialized skin-surface cells). The Company believes that Cariel actively accelerates each phase of wound healing by directly supplying essential components required for cell growth to the compromised tissue and stimulating both angiogenesis and vasodilation, two processes critical to the healing process. The Company believes that Cariel could be superior to conventional therapy.

  Current therapy for cutaneous (skin) ulcers depends upon the severity of the ulcers being treated. Traditional techniques for the treatment of chronic wounds have principally involved debriding (removing dead tissue), cleansing and dressing the wound, controlling infection with antibiotics and protecting the wound. These passive treatments do not, however, directly stimulate the wound healing process. For more severe chronic wounds, compression therapy, medical devices, and surgical procedures are used. Current chronic wound treatment regimens are costly, require extensive professional medical care, are burdensome to the patient and include a lengthy treatment period. This is particularly true of compression therapy which is a major component of the current treatment for venous stasis ulcers. The Company believes that Cariel may be effective without compression therapy thereby making it the preferable treatment for venous stasis ulcers. In addition, the use of Cariel without compression should be well-suited for treatment in the home, long-term or alternate site care environments because of its ease of use and the resulting reduced dependence on professional medical care.

  In January 1997 the Company initiated pivotal, multi-center, controlled, clinical trials in Europe designed for marketing approval in certain European countries for the treatment of venous stasis ulcers. These trials are being conducted in accordance with a protocol which compares Cariel, in the absence of compression, to conventional compression therapy. The end point for the trial protocol is full closure of the wounds or twenty-six weeks of treatment, whichever occurs sooner. The Company anticipates that results from these studies will be available in late 1997. Two additional studies have been conducted. In one uncontrolled clinical study wound closure was accomplished without the use of compression. The Company decided to terminate another study prior to completion in order to reformulate Cariel and to change the study design to treat more severe and more uniform wounds. Data generated from the partially completed, original study was inconclusive. The Company believes that this was due principally to limited enrollment, an insufficient number of large deep wounds and the variability of wound size and depth. No toxicity or side effects have been observed in any of these studies.

  Upon successful completion of the European clinical trials, the Company intends to seek regulatory approval to market Cariel in certain European countries. The Company also intends to file the appropriate applications with the FDA by mid 1997 for the purpose of gaining approval to conduct clinical trials in the United States. These studies are preliminary and there can be no assurances that the FDA will permit them to be conducted or that if conducted they will be successful or that Cariel will be commercialized.


 Piliel--Topical Hair Regrowth Gel

  Piliel is an in-situ tissue culturing based proposed product to stimulate hair regrowth and reduce hair loss. The user applies Piliel directly to the scalp in a viscous liquid form.

  According to industry sources, approximately 33 million males and 19 million females in the United States experience some form of hair loss. Androgenetic alopecia (male pattern baldness) is the most common form of baldness and is responsible for 95% of male hair loss. Typically, females experience a more diffuse hair loss pattern, the onset of which usually occurs after menopause. Current conventional therapies include transplants which are painful and expensive and certain medications which while helpful to some users yield marginal benefits, at best, to a large number of users.

  The Company believes that Piliel, when topically applied to the scalp, stimulates angiogenesis and vasodilation thus providing increased blood circulation to the hair follicles, which is critical to hair regrowth. Topical application of Piliel is also believed to provide direct nutritional and hormonal support to rejuvenate hair follicles. The Company believes that if Piliel is successfully developed and tested, it will be effective in stimulating hair regrowth and in reducing hair loss. Based on results from earlier observations, the Company also believes that Piliel may restore the original hair color to gray and whitening hair.

  During December 1996, the Company initiated a pivotal clinical trial of Piliel at multiple sites in Europe for the stimulation of hair regrowth and for the reduction of hair loss. The pivotal study is designed for market approval in certain European countries, is randomized, double blinded and placebo-controlled and is testing Piliel in its lyophilized formulation. The study is measuring the effectiveness of Piliel for the most common form of hair loss, androgenetic alopecia. The study is for an eight-month treatment period consisting of once-daily treatment applications followed by a three-month follow-up period without
treatment application.   A pilot clinical study of Piliel for stimulation of
hair regrowth and reduction of hair loss was completed in 1995 in Israel. In this uncontrolled study, investigators observed that Piliel stimulated hair regrowth. No toxicity or side effects have been observed in any of these studies. The Company intends to file an IND application with the FDA to commence clinical trials in the United States for use of Piliel on patients with androgenetic alopecia. These studies are preliminary and there can be no assurances that the FDA will permit them to be conducted or that if conducted they will be successful or that Piliel will be commercialized.

 Lipoel--Fat Transplantation Enhancer

  Lipoel is an in-situ tissue culturing based proposed product to be used to improve the success of autologous fat transplantation.

  Autologous fat transplantation involves the transplantation of fat tissue from a donor site to a recipient site within the same individual (i) to fill voids resulting from traumatic injuries, congenital deformities and surgical procedures; (ii) for use in cosmetic applications, such as reducing or eliminating wrinkles; and (iii) may be used to treat urinary stress incontinence. In Lipoel-enhanced autologous fat transplantation, the harvested fat is obtained by aspiration, treated with Lipoel and re-infused by injection.

  The Company believes that there are several potentially significant markets for Lipoel in the areas of cosmetic and reconstructive surgery, as well as the treatment of urinary stress incontinence. As an example, industry sources estimate that at least ten million Americans experience some type of urinary incontinence.

  The Company believes that Lipoel provides nutrients and hormones required by the fat cells during transplantation and induces blood vessel growth at the site of implantation. By providing an appropriate physiologic environment, the survival rate for transplanted fat cells improves significantly. The Company believes that Lipoel-enhanced autologous fat transplantation, if successfully developed and tested, could be used as an alternative to current conventional products and treatments.

  Currently, various implants and reconstructive surgical procedures are being used to replace tissue lost due to trauma, surgery, or to add bulk to soft tissue as a result of congenital deformities, cosmetic or functional considerations. Collagen injections are being used to attempt to reduce the appearance of wrinkles and to treat urinary stress incontinence. The use of material foreign to the body in these procedures has led to problems including their premature absorption, sensitivity, allergenic and other inflammatory responses, toxicity and outright rejection as well as potential increased risks for autoimmune diseases. Unlike other methods, autologous fat transplantation does not utilize materials foreign to the body. However, the use of autologous fat transplantation has been limited due to the premature resorption of the transplanted fat cells. In contrast, the use of Lipoel-enhanced fat transplants are not expected to elicit any of the untoward responses or to be prematurely absorbed and therefore are anticipated to have long-term benefits. The Company anticipates extensive testing would be required to determine the feasibility of Lipoel for its use in breast augmentation.

  In 1995, the Company initiated a pilot clinical study of Lipoel in Israel for reconstructive surgery. This study indicated that the material was not prematurely absorbed, did not migrate from the site of implantation and did not elicit any untoward responses. Based on observations by investigators to date, the Company believes that Lipoel-enhanced fat transplants may provide better cosmetic results, safety advantages and longer-term benefits than non-Lipoel-enhanced fat transplants and other current alternative treatments. These studies are preliminary and there can be no assurances that the studies will be successful or that Lipoel will be commercialized.

 Repel --Bioresorbable Adhesion Barrier Film
 Repel-CV --Bioresorbable Adhesion Barrier Film
 Resolve--Viscous Solution

  Repel and Repel-CV are proprietary bioresorbable post-operative surgical adhesion barrier films based on the Company's polymer technology. The Company is also developing Resolve, a post-operative surgical adhesion barrier coating (viscous solution). Repel, Repel-CV and Resolve are intended to be used routinely during surgeries to prevent or reduce the formation of post-operative adhesions

  Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility following gynecological surgery, restricted limb motion following musculoskeletal surgery, and pain following any surgery. Moreover, adhesions that form as a result of surgery can increase the complexity, duration and risk of subsequent surgery. According to industry sources, in the United States, surgeons perform an estimated 440,000 abdominal operations annually to remove adhesions, and the annual cost in the United States for the removal of such adhesions is approximately $1.2 billion in inpatient treatment charges.

  According to industry data, adhesions occur in approximately 93% of abdominal surgeries and between 55% and 100% of gynecologic operations. However, as it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of Repel, Repel-CV or Resolve. The Company is currently developing these products for applications in abdominal, gynecological, musculoskeletal and cardiac surgeries. There are at least 4.5 million cardiac, gynecological, general and orthopedic/spinal surgeries performed in the United States each year.

  The Company believes that current products for the prevention or reduction of adhesions are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that Repel, Repel-CV and Resolve may not suffer from these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or break-down products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that Repel, Repel-CV and Resolve uniformly dissolve without forming particles and do not form break-down products, which could lead to untoward biological effects.

  In February 1997, the Company initiated Phase I clinical trials for Repel in gynecological surgeries in the United States. The Company intends to initiate clinical trials in Europe. The Company has conducted several randomized, controlled, blinded, preclinical studies of Repel, Repel-CV and Resolve in the United States. The studies were designed to determine the incidence, extent and severity of abdominal and pericardial adhesions in rabbits following surgery without an adhesion barrier compared to their formation in rabbits following surgery and treatment with Repel, Repel-CV and Resolve. These studies have shown that Repel, Repel-CV and Resolve eliminate or significantly reduce adhesions following surgery in animal models. These trials are preliminary and there can be no assurances that the studies will be successful or that Repel, Repel-CV or Resolve will be commercialized.


 Scar Care - Topical Scar Resolution Device

  The Company is developing and testing Scar Care, an externally worn silicone-based product to be applied to intact skin for diminishing unsightly scars and associated discomfort. Based on observations by clinical investigators to date, the Company believes that when placed on a scar, Scar Care may diminish the size of the scar, fade discoloration of the scar for better cosmetic results, as well as alleviate the itching and discomfort associated with the scar. The Company has initiated randomized, controlled, blinded clinical trials of Scar Care in the United States. This clinical study is preliminary and there can be no assurances that the study will be successful or that Scar Care will be commercialized. See "Collaborative Agreements--Scar Care Device."

 The Sure-Closure System

  The Sure-Closure System is a disposable, single patient use medical device for wound closure which mechanically causes skin to stretch by harnessing the skin's natural viscoelastic properties. The principal application for the Sure-Closure System is for acute wounds involving a loss of skin due to surgery or traumatic injury. Specifically, the product targets those cases in which the wound is too wide for conventional suturing or stapling and the surrounding skin is otherwise viable and capable of being mechanically stretched.

  The Company commercialized the Sure-Closure System and introduced its first product, Sure-Closure I, to the United States market in September 1993. As a result of a strategic decision to focus on the development and commercialization of its proposed products utilizing its platform technologies, in July 1994 the Company sold the Sure-Closure System to MedChem. As part of this agreement, the Company receives a 10% royalty on net sales through June 2004. MedChem was subsequently acquired by C.R. Bard in 1995. The Sure-Closure System is currently marketed by Zimmer, following their acquisition of the Sure-Closure System from C.R. Bard in October 1996. See "Collaborative Agreements--Sure-Closure System."


COLLABORATIVE AGREEMENTS

 In-Situ Tissue Culturing Technology

  The in-situ tissue culturing technology was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In June 1991, the Company entered into an agreement with Technion Research and Development Foundation, Ltd. (the "Technion") which was assigned to its wholly-owned subsidiary, Dimotech Ltd. ("Dimotech"), and was amended in February 1994 and February 1996 (the "in-situ tissue culturing technology Agreement"). Pursuant to the in-situ tissue culturing technology Agreement, the Company agreed to finance the research and development conducted with regard to the in-situ tissue culturing technology. Pursuant to the in-situ tissue culturing technology Agreement, Technion has assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to this technology. Under the terms of the in-situ tissue culturing technology Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company has agreed to favorably consider manufacturing in Israel products resulting from its in-situ tissue culturing technology and to explore opportunities to do so.

  In consideration for the assignment of the rights to the patents, patent applications and know-how and in order to perform and finance the research to be conducted under the in-situ tissue culturing technology Agreement, the Company has paid Dimotech an aggregate fixed fee of $156,500 and is obligated to pay a royalty of five percent (5%) per annum of all net sales of the Company's in-situ tissue culturing technology products up to a maximum amount of $5,500,000 in royalties during the term of the in-situ tissue culturing technology Agreement.

  The in-situ tissue culturing technology Agreement continues until the earlier of the last date upon which the patents covering the products governed by the in-situ tissue culturing technology Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Dimotech has the right in its sole discretion to terminate the in-situ tissue culturing technology Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and other rights detailed in the in-situ tissue culturing technology Agreement, if, among other things, (i) the Company does not advise Dimotech of the completion of product development by June 15, 1999; (ii) the Company does not advise Dimotech of the first commercial sale by June 15, 1999; (iii) the Company does not reach total net sales of products or achieve income of $1,000,000 by June 15, 2001; (iv) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (v) the Company breaches the in-situ tissue culturing technology Agreement, a receiver or liquidator is appointed for the Company, the Company passes a resolution for voluntary winding up, a winding up application is made against the Company, an attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company, and the same is not remedied or set aside within the time periods specified in the in-situ tissue culturing technology Agreement. The Company has agreed to indemnify

Dimotech under certain circumstances. Upon the termination of the in-situ tissue culturing technology Agreement in accordance with the provisions thereof for any reason, the patents, patent applications, license and know-how assigned by Dimotech to the Company will revert in full to Dimotech.


 Polymer Technology

  The Company's polymer technology was developed at the Hebrew University of Jerusalem. The Company entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated June 14, 1991, as amended in February 1994, as of January 1996 and as of October 1996 (the "Yissum Agreement"), pursuant to which the Company agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum has assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company is permitted to grant licenses of its polymer technology upon certain terms and conditions. The Company has agreed to favorably consider manufacturing in Israel products resulting from its polymer technology and to explore opportunities to do so.

  In consideration for the assignment of the patents and the patent applications, the granting of the licensing rights and the know-how, the research that Yissum agreed to procure pursuant to the Yissum Agreement and Yissum's performance of its obligations thereunder, the Company paid Yissum a fixed fee of $750,000 and is obligated to pay a royalty of five percent (5%) per annum of all net sales of the Company's products under the Yissum Agreement up to a maximum amount of $5,500,000 in royalties during the term of the Yissum Agreement.

  The Yissum Agreement continues until the earlier of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion, subject to certain exceptions set forth in the following sentences, to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company does not advise Yissum of the completion of development and manufacturing work necessary to lead to the development of a product by December 31, 2001; (ii) the Company does not advise Yissum of the first commercial sale by December 31, 2001; (iii) the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2002; (iv) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (v) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or the Company passes a resolution for voluntary winding up, or a winding up application is made against the Company, an attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company, and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. Notwithstanding the foregoing: (i) in the event that the Company does not advise Yissum of the first commercial sale by December 31, 2001, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2002 so long as the Company pays to Yissum a minimum royalty payment of $50,000; (ii) in the event that the Company does not (a) advise Yissum of the first commercial sale by December 31, 2002 or (b) reach total net sales of products or achieve income of $1,000,000 by December 31, 2002, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2003 so long as the Company pays to Yissum a minimum royalty payment of $50,000; and (iii) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2003, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2004 so long as the Company pays to Yissum a minimum royalty payment of $50,000. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to the Company will revert in full to Yissum.

  In March 1996, pursuant to the Yissum Agreement, the Company paid Yissum $60,000 for conducting research relating to the development of surgical adhesion barriers. Effective as of October 1996 the Yissum Agreement was amended as it relates to the Company financing research at Yissum. The amendment provides a research term of five years from the date of the amendment, a proposed budget for the first twelve month period of approximately $264,000, and requires Yissum personnel to enter into confidentiality and non-competition agreements with the Company.

 Scar Care

  The Scar Care device was developed at the Rappaport Faculty. In July 1995, the Company entered into an agreement with Dimotech (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech with regard to the Scar Care device. Pursuant to the Dimotech Agreement, Dimotech has assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to the Scar Care device. Under the terms of the Dimotech Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company has agreed to favorably consider manufacturing in Israel products resulting from the Scar Care device and to explore opportunities to do so.

  In consideration for the assignment of the rights to the patents, patent applications and know-how and in order to perform and finance the research and development to be conducted under the Dimotech Agreement, the Company has paid Dimotech an aggregate fixed fee of $25,935 and is obligated to pay a royalty of five percent (5%) per annum of all net sales of Scar Care device products during the term of the Dimotech Agreement.

  The Dimotech Agreement continues until the earlier of the last date upon which the patents covering the products governed by the Dimotech Agreement expire, or the end of a period of 15 years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the Dimotech Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and other rights detailed in the Dimotech Agreement, if, among other things, (i) the Company does not advise Dimotech of the first commercial sale by July 16, 1999; (ii) the Company does not reach total net sales of products or achieve income of $1,000,000 within 72 months from the date of the Dimotech Agreement (July 2001); (iii) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (iv) the Company breaches the Dimotech Agreement, a receiver or liquidator is appointed for the Company, the Company passes a resolution for voluntary winding up, a winding up application is made against the Company, an attachment is made over all or a substantial part of the Company's assets, or execution proceedings are taken against the Company, and the same is not remedied or set aside within the time periods specified in the Dimotech Agreement. The Company has agreed to indemnify Dimotech under certain circumstances. Upon the termination of the Dimotech Agreement in accordance with the provisions thereof for any reason, the patents, patent applications and know-how assigned by Dimotech to the Company will revert in full to Dimotech and any licenses granted by the Company thereunder will expire.


 Sure-Closure System

  The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 related to the Sure-Closure System and other accrued expenses, which has been recorded as deferred royalty income and will be deducted from royalty income beginning in 1996; and (iii) a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30,

2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties, under the Skin Stretching Agreement, to MedChem, relieving the Company of any obligations under the Skin Stretching Agreement.

  In March 1994, the Company entered into an agreement with Technion and Dimotech, which amended the Skin-Stretching Agreement by providing certain conditions for release of the Company, by the Chief Scientist of the State of Israel, from the Company's obligation under the Skin-Stretching Agreement to manufacture skin stretching products in Israel. Pursuant to this agreement, the Chief Scientist agreed to permit manufacturing abroad subject to the following conditions: (i) the office of the Chief Scientist would receive a royalty of two percent (2%) of net sales of the Sure-Closure System in an aggregate amount not to exceed $120,000 in royalties; (ii) if more than 450,000 Sure-Closure Systems were sold in any year, the amount above 450,000 Sure-Closure Systems per year would be manufactured in Israel; and (iii) the Company would invest $50,000 per year, for the five-year period commencing on January 1, 1995, in research and development programs in Israel chosen by the Company. In connection with the sale of the Sure-Closure System to MedChem, MedChem agreed to assume the Company's obligations. The Company has invested an amount greater than $50,000 in research and development in Israel in each of 1995 and 1996, sales of the Sure-Closure System have not exceeded 450,000 Sure-Closure Systems and the Company has been informed by MedChem that the 2% royalty on the sales of the Sure-Closure Systems has been paid to the Chief Scientist.

GOVERNMENT REGULATION

 FDA and Other Regulations

  The Company's research and development activities and the production and marketing of the Company's products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and other countries. In the United States, drugs, biologic products and medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall, injunction or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Food, Drug, and Cosmetic Act relating to medical devices.

  In order to obtain FDA approval of a new drug, a biologic or device, companies must submit proof of safety and efficacy. In most cases such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any product it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies.

  The conduct of non-clinical studies must be done in conformity with the FDA's good laboratory practice ("GLP") regulations. Clinical studies must comply with the FDA's regulations for institutional review board approval and for informed consent and, depending on the product, Investigational New Drug ("IND") or Investigational Device Exemption ("IDE") regulations. In addition, a variety of state and local permits are required under regulations relating to the Company's proposed laboratory activity.

  The Company will also be required to register as a manufacturer with the FDA if it manufactures drugs, biologics or devices in the United States. As such, the Company would be inspected on a routine basis by the FDA for compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Foreign manufacturing facilities that produce products for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. FDA regulations also require that the Company provide information to the FDA on deaths or serious injuries associated with the use of its products, as well as other post-approval marketing experiences. In addition, the FDA prohibits a company from marketing approved products for unapproved applications.

  The Company believes that products derived from its in-situ tissue culturing technology will likely be regulated by the FDA as a new drug for which approval of a New Drug Application ("NDA") would be required. The FDA could, however, regulate products derived from its in-situ tissue culturing technology as a biologic or a device, and require approval of both a Product License Application ("PLA") and an Establishment License Application ("ELA") if it is regulated as a biologic or a PreMarket Approval ("PMA") application if it is regulated as a device, prior to commercial distribution in the United States. Products utilizing the Company's polymer technology are likely to be classified as Class III devices, requiring the PMA review process. The Company intends to submit a 510(k) pre-market notification to the FDA for the Scar Care device.


 New Drugs

  The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

  Clinical trials involve administration of the drug to patients afflicted with the condition for which the drug is being tested under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution at which the study will be conducted. The IRB will consider, among other matters, ethical factors, the safety of human subjects and possible liability of the institution.

  Clinical trials are typically conducted in sequential phases, but the phases may overlap. Phase I involves the initial introduction of the drug into human subjects (often healthy), and the testing of the drug for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III or pivotal trials are undertaken to further evaluate clinical efficacy and safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if significant safety issues arise.


 Biologic Products

  Biologic products must obtain both a PLA and an ELA from the FDA before they can be commercially marketed in the United States. A PLA and ELA must be submitted by the manufacturer and supported by extensive data, including preclinical and clinical data that demonstrate that the manufactured product meets prescribed standards of safety, purity, and potency. Human clinical testing of biologic products is also subject to the FDA's IND rules. The FDA has no regulatory time limit within which it must review and act upon PLA and ELA submissions. As a result, the time period for final action often takes years from submission.


 Devices

  The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as guidelines and postmarket surveillance. Class III devices, which are typically invasive or life-sustaining products, or new products never before marketed, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

  If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which PMAs have not been required. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) pre-market notification. At this time, the FDA responds to the submission of a 510(k) pre-market notification in approximately 150 days on average. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

  If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent, whether or not the FDA has made a determination in response to a 510(k) premarket notification, the manufacturer or distributor must seek pre-market approval of the proposed device through the submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA conducts a preliminary review of the PMA application. If sufficiently complete, the submission is declared fileable by the FDA. By law, the FDA has 180 days to review a PMA application once it is filed, although PMA application reviews more often occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to complete. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

  If human clinical trials of a proposed device are required and the device presents "significant risk," the manufacturer or distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing. If the IDE application is approved, human clinical trials may begin at a specified number of investigational sites with the number of patients approved by the FDA.

  Sales of devices, new drugs and biologic products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device, new drug or biologic product by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

 Third Party Reimbursement

  Successful commercialization of the Company's proposed products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid, and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage raise the issue of whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payers and may depend on the setting in which a product is used.

  There are numerous governmental third-party payers. Medicare is a federally funded health insurance for persons who are age 65 or older, who have end stage renal disease, or who otherwise qualify by virtue of a disability. Medicare is the largest single health insurance program in the United States. Medicaid is a joint federal-state program to provide health services to the indigent. The Department of Veterans Affairs provides a variety of medical services to veterans both directly and through arrangements with private health care providers. The Civilian Health and Medical Program for the Uniformed Services pays for care and services furnished to dependents of members of the armed forces. There are also numerous private health insurance plans, including private nonprofit insurers (e.g., Blue Cross and Blue Shield plans), commercial insurers, and various types of managed care organizations.

  Significant uncertainty may exist as to the coverage and reimbursement status of newly approved health care products. There can be no assurance that adequate third-party reimbursement will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and payment levels for new therapeutic products approved for marketing by the FDA and by refusing, in many cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and payment levels are not provided by government and third-party payers for the Company's proposed products, the market acceptance of these products would be adversely affected. Failure of the Company's proposed products to be adequately reimbursed by third-party payers could have a material adverse effect on the Company's business and financial condition.


 Coverage

  As a general matter, third party payers are increasing their level of scrutiny of new medical technologies with respect to whether such technologies should be covered. As part of this process, third-party payers are increasingly evaluating the improvement in health outcomes, price, and cost-effectiveness of medical products. There can be no assurance that any product developed by the Company will be considered clinically effective or cost-effective or that the Company's products will be covered by third-party payers.

  Medicare Part A generally covers institutional health care services (e.g., inpatient hospital, skilled nursing facility ("SNF"), home health, hospice, and dialysis services), while Medicare Part B generally covers outpatient services (e.g., outpatient hospital services, physicians' services, durable medical equipment, physical and occupational therapy, laboratory services, and medical supplies). Under Part A, Medicare generally covers drugs ordinarily provided by hospitals and SNFs for the care and treatment of inpatients. Drug coverage is not usually provided for home health services (although coverage may be provided for home visits necessary to administer non-covered drugs). With respect to hospice care, Medicare covers drugs that are used primarily to relieve pain and symptoms of a patient's terminal illness. With a few exceptions which do not appear to apply to the Company's products, Medicare Part B only covers outpatient prescriptions drugs if (i) they cannot be self-administered by the patient; (ii) they are administered by a physician or under a physician's supervision; (iii) they are reasonable and necessary for the treatment for which they are administered according to accepted standards of medical practice; and
(iv) they are ordinarily furnished in a physician's office or clinic and represent a cost to the physician which is not separately charged in the physician's bill. Medicare coverage for Cariel and other proposed products will depend, in part, on available scientific data and whether they are considered to be prescription drugs capable of being self-administered by patients. A wound care product (Procuren/TM/) was denied Medicare coverage based on a determination that there was insufficient published data to support safety and efficacy. It is uncertain whether a similar determination would be applied to Cariel or the Company's other proposed products. The Medicare statute also authorizes denial of coverage for personal comfort items in most cases.

  In addition to coverage of prescription drugs furnished as part of other covered services such as hospital or nursing home services, outpatient prescription drugs are among the "optional" services that a state may cover under its Medicaid program. Under Medicaid, states that elect to provide coverage for outpatient prescription drugs must meet a number of specific requirements relating to coverage of outpatient prescription drugs adopted as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") and the Veterans Health Care Act of 1992 ("VHCA"). As a condition to coverage under those statutes, a drug manufacturer must enter into a series of agreements that generally require the manufacturer to provide rebates and discounts to specified government or government-funded purchasers as described in greater detail below. If a manufacturer does this, the Medicaid statute limits the circumstances under which a state Medicaid program may otherwise exclude or restrict the manufacturer's drugs from coverage. However, state Medicaid programs may exclude products for cosmetic or hair growth purposes, and for uses which are not medically indicated. Such exclusions could limit Medicaid coverage for Piliel, Lipoel, or other proposed products of the Company. In addition, state Medicaid programs may subject products to prior authorization requirements, limit the quantity or number of refills for products, or restrict coverage of a drug pursuant to a formulary which meets various federal requirements. There can be no assurance that state Medicaid programs will not restrict coverage of the Company's proposed products through such mechanisms.

  Recently, managed care delivery systems have taken on increasing importance under Medicare and Medicaid. Coverage standards for outpatient drugs under Medicare and Medicaid are different in the managed care context. Health maintenance organizations furnishing Medicare covered services which are reimbursed on a capitated basis may offer additional services that may not otherwise be covered by Medicare, including outpatient prescription drugs, under certain circumstances. With respect to Medicaid managed care, drugs dispensed through HMOs are specifically exempt from the requirements relating to manufacturer rebate agreements, state coverage limits, and formulary standards. In the context of Medicare and Medicaid managed care, managed care organizations have significant latitude to employ restrictive formularies, prior authorization, or other coverage limits. There can be no assurance that such limits will not be employed to restrict coverage of the Company's proposed products.

  Prescription drug coverage under private insurance programs varies. In the managed care context (or where prescription drug benefits are provided through a pharmacy benefits manager under contract with a private health plan), third-party payers often employ restrictive formularies which limit the number of products within a therapeutic class which will be covered. There can be no assurance that private third-party payers will not restrict coverage of the Company's proposed products.


 Payment

  Likewise, third-party payers are increasing their level of scrutiny with respect to the level of payment for new medical technologies, and there can be no assurance that the level of payment for the Company's proposed products, even if they are covered, will be adequate to enable the Company to realize an appropriate return on its investment in developing new therapies.

  Under Medicare Part A, payment depends on the service provider that furnishes the drug to the Medicare beneficiary. For hospital inpatients, Medicare generally pays on the basis of a prospective payment system in which a fixed amount for a particular patient is determined by the DRG to which the patient is assigned. Generally, such payments will not vary regardless of the specific items or services furnished to the patient during the hospital stay. As a result, hospitals have an incentive to provide cost-effective treatments that will reduce hospital costs and shorten the patient's length of stay. There can be no assurance that the Company's proposed products will be accepted by hospitals in light of these payment pressures. Cost-based Medicare providers, such as SNFs and home health agencies, currently are generally paid based on the lesser of the entity's "reasonable costs" of providing services (including pharmacy services) or their "customary charges" for such services. For hospices, payment is made using a cost-related prospective payment method, subject to a ceiling. As noted above, Medicare generally does not pay for self-administered outpatient prescription drugs. To the extent that an outpatient prescription drug is considered administered "incident to" a physician's services and therefore covered, Medicare pays the lower of (i) the estimated acquisition costs for the drug or (ii) the national average wholesale price of the drug.

  State Medicaid programs have considerable discretion in establishing the precise manner and level of payment for prescription drugs furnished under their Medicaid plans, and accordingly, their payment systems vary considerably. However, the federal Health Care Financing Administration establishes "upper limits" for payment for multiple source drugs under Medicaid. In addition, as noted above, OBRA 1990 and the VHCA require manufacturers of covered outpatient drugs, as a condition of federal payment for the drugs under Medicaid, to enter into certain rebate and discount agreements which can significantly impact the way in which a manufacturer markets, prices, or distributes its products and can reduce manufacturers' potential revenues for their products. First, a manufacturer must provide a statutory rebate to state Medicaid programs for each of its "covered outpatient drugs" (generally, self-administered drugs). Second, manufacturers must offer discounted pricing pursuant to a statutory formula to certain "covered entities," which include certain hospitals and covered health care entities receiving federal grants. Third, manufacturers must agree to offer their products for procurement to federal agencies under the Federal Supply Schedule ("FSS"), and to charge certain federal agencies purchasing from the FSS no more than a statutory "federal ceiling price" for those products.

  In the private third-party payer context, limitations on payments to providers and for pharmaceutical products are also increasing, particularly with the rising prominence of managed care organizations. In both domestic and foreign markets, the ability of the Company to commercialize its proposed products could be significantly affected by the availability and amount of reimbursement from government payers, private insurers, and other organizations.


 Uncertainty Related to Health Care Reform Measures

  Congress recently has considered several Medicare reform proposals that could significantly affect the amount of payment for pharmaceutical products, including the Company's proposed products. For example, under proposed budget legislation, SNFs would be reimbursed under a prospective payment system, and prior to implementation of such a system, SNFs' ancillary costs (including pharmacy costs) would be subject to payment limits. Similarly, Congressional proposals would implement a prospective payment system for home health services and hospital outpatient services. If enacted, such proposals could create cost pressures similar to those in DRG-based payments for inpatient hospital services.

  Pending legislative proposals would also give states greater flexibility to implement managed care programs to deliver healthcare to Medicaid recipients. If such legislation were enacted, it could reduce Medicaid payments for the Company's products. It is uncertain what legislative proposals will be enacted or what actions federal, state, or private payers may take in response to any health reform legislation. The Company cannot predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.


 Anti-Kickback and Fraud and Abuse Laws

  Several types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These include anti-kickback statutes and consumer protection laws prohibiting unfair or deceptive trade practices.

  The federal Medicare/Medicaid anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, prescribers, purchasers of manufacturers' products, and parties, such as pharmacies, in a position to refer or recommend purchases. Under current law, federal courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services have stated that the statute may be violated if "one purpose" (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations, or referrals. In August of 1994, the OIG issued a "Special Fraud Alert" describing pharmaceutical manufacturer promotional activities that may violate the statute. Further, the government has taken several significant enforcement actions under the statute against pharmaceutical manufacturers.

  There are six statutory exceptions to the basic prohibition against kickbacks. Such protected practices include properly disclosed discounts or other reductions in price, payments to bona fide employees, payments to group purchasing organizations, waiver of coinsurance for Medicare Part B services for certain individuals who qualify for certain Public Health Service programs, renumeration under cetain risk-sharing arrangement, and payment practices set forth in regulations defining conduct that will not be subject to enforcement (i.e., the "safe harbors"). The OIG's safe harbor regulations contain further refinements of the statutory exceptions, and also contain safe harbors for, among other things, warranties, personal services contracts, and reductions in prices to health plans by contract health care providers. Although failure to satisfy all of the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that involve remuneration intended to induce prohibited purchases or recommendations may be subject to scrutiny if they do not qualify for the safe harbor. The Company's practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

  The majority of states also have statutes or regulations similar to the federal Medicare/Medicaid anti-kickback statute. In several states, these laws apply regardless of whether payment for the services in question may be made under Medicaid or state health programs. Sanctions under these federal and state laws may include civil money penalties, license suspension or revocation, exclusion of providers or practitioners (but, under current regulations, not manufacturers) from participation in state health care programs, and criminal fines or imprisonment.

  A number of states also have recently sought to regulate pharmaceutical promotion-and particularly manufacturer-sponsored incentives to promote the utilization of their products--through state consumer protection statutes. These laws generally prohibit unfair, deceptive, and misleading trade practices. In general, the states have challenged programs under which a pharmacy receives a financial incentive to dispense a particular product but does not disclose that incentive to the patient.

  Because of the breadth of these statues, it is possible that some of the Company's business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on the Company's business and financial condition.


PATENTS AND PROPRIETARY RIGHTS

  In connection with Cariel, the Company has two issued patents in the United States. These patents are directed to the Cariel composition(s) and its use in treating wounds. In January 1997, the United States Patent and Trademark Office issued a second patent providing broader composition of matter and use coverage. The Company has several international patent applications in the following countries: Canada, Japan, South Korea, Australia and the EPO (designating the member states of the EPO including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Liechtenstein, Luxembourg, Netherlands, Spain, Sweden and Switzerland).

  In connection with Piliel, the Company has filed two United States patent applications related to novel hair and nail growth compositions, methods for enhancing the growth of hair and nails and revitalizing skin. In addition, one of these patent applications is directed to methods for restoring the natural color of hair (follicular melanogenesis). The Company has filed for patent protection in other countries throughout the world on Piliel.

  In connection with Lipoel, the Company has filed a United States patent application related to compositions and methods for enhancing fat transplantation for use in surgical and related cosmetic applications. The Company has filed for patent protection on Lipoel in other countries.

  In connection with the polymer technology, the Company currently holds two issued United States patents, one Canadian patent and two Israeli patents relating to bioresorbable polymeric compounds and polyurethane polymeric compounds. In addition, the Company owns one European application (presently in grant proceedings) designating Germany, France, England, Italy and Switzerland relating to the polyurethane polymeric compounds. The Company has one pending patent application in the United States pertaining to bioresorbable polymeric compounds used in adhesion prevention. The first United States patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The Company does not currently have comparable patent protection outside the United States for the bioresorbable polymeric compounds other than in Canada and in Israel. The second

United States patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The two United States patents will remain in effect until June 2, 2008 and May 3, 2010, respectively, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office.

  There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. The Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technologies. While obtaining patents is deemed important by the Company, patents are not considered essential to the success of its business. However, if further patents do not issue from present or future patent applications, the Company may be subject to greater competition. In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored, or that others will not independently develop similar or superior technologies. To the extent that consultants, key employees, third parties involved in the Company's projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

  The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements with its employees, consultants, advisors, collaborators and others. There can be no assurance that these agreements will not be violated by the other parties, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. The Company has relationships with a number of academic consultants who are employed by organizations other than the Company. Accordingly, the Company has limited control over their activities and can expect only limited amounts of their time to be dedicated to the Company's activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict or compete with their obligations to the Company. Consultants generally sign agreements that provide for confidentiality of the Company's proprietary information and results of studies. There can be no assurance, however, that the Company will, in connection with every relationship, be able to maintain the confidentiality of the Company's technology, dissemination of which could have a materially adverse effect on the Company's business. To the extent that the Company's scientific consultants develop inventions or processes independently that may be applicable to the Company's proposed products, disputes may arise as to the ownership of the proprietary rights to such information. Such inventions or processes will not necessarily become the property of the Company, but may remain the property of such persons or their full-time employers. The Company could be required to make payments to the owners of such inventions or processes, either in the form of cash, equity or a combination thereof. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

  The Company has filed intent to use applications with the United States Patent and Trademark Office for the following trademarks: Cariel, Piliel, Lipoel, Repel, Repel-CV, Resolve and Revisc.

COMPETITION

 General

  The Company is engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Many of these companies have substantially greater capital resources, research and development staffs, facilities, and experience in obtaining regulatory approvals as well as in the manufacturing, marketing, and distribution of products than the Company. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. These entities also compete with the Company in recruiting highly qualified scientific personnel. In addition, recently developed technologies or technologies that may be developed in the future are, or may be, the basis for competitive products. The Company's products or processes may become obsolete before the Company can obtain approval to market them or before it can recoup related research and development or commercialization expenses. Competitors may also be more successful than the Company in production and marketing. The Company's products may also be subject to competition from related products using techniques other than those developed by the Company or based on advances that may render the Company's products obsolete.

  The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products and processes, obtain required government approvals on a timely basis, develop and manufacture its proposed products on a cost-effective basis and successfully market clinically effective products.


 Cariel

  Competition for the management of chronic wounds is intense. Other companies known to be pursuing therapies in the wound healing area include among others:
Advanced Tissue Sciences Inc., Baxter International, Inc., Bristol-Myers Squibb, Chiron Corp. and Johnson & Johnson, Ciba Geigy, Creative Biomolecules, Inc., Curative Health Services, Genzyme Tissue Repair, Integra Life Sciences Corporation, Kendall International, Inc., Magainin Pharmaceuticals Inc., Organogenesis Inc. and Procyte Corporation.


 Piliel

  Piliel, if successfully developed and tested, could compete with certain medications currently on the market and in development to stimulate hair growth as well as current treatments such as transplants. The most widely used and the only approved product for hair growth is Pharmacia and Upjohn Inc.'s Rogaine/TM/, which is composed of minoxidil. Several other companies including Merck & Co. and Chantal Pharmaceutical Corp. are known to be pursuing the development of therapies for hair growth.


 Lipoel

  Currently, various implants and reconstructive surgery are being used to replace tissue lost due to trauma or surgery, or to add bulk to soft tissue as a result of congenital deformities, cosmetic or functional considerations. Collagen injections are being used to attempt to reduce the appearance of wrinkles and to treat urinary stress incontinence. Implantable devices such as silicone and saline filled implants are being used for breast augmentation. The Company believes that Lipoel-enhanced autologous fat transplantation, if successfully developed and tested, could compete with these products.

 Repel, Repel-CV and Resolve

  Repel, Repel-CV and Resolve are expected to compete with Interceed/TM/, a product of Johnson & Johnson, Seprafilm/TM/ and Sepracoat/TM/, products of Genzyme Corp. and Goretex/TM/, a product of WL Gore. Several other companies including LifeCore Biomedical Inc. and Gliatech Inc. are known to be pursuing the development of products for the prevention of adhesions.

 Scar Care

    Scar Care is expected to compete with various treatment options currently on the market, such as silicone sheets, silicone gels and the use of corticosteriod injections.


MANUFACTURING

  The Company believes it currently has contracted for sufficient manufacturing capabilities to allow for production in quantities sufficient to support its current clinical programs. The Company intends to seek out contracts to obtain sufficient manufacturing capabilities to allow for production of its other proposed products in quantities sufficient to support its anticipated needs.

  The Company intends primarily to rely on certain manufacturers to produce Cariel, Piliel, Lipoel, Repel, Repel-CV, Resolve, Scar Care and other proposed products for testing and commercial production. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's products would be manufactured in a facility in compliance with regulatory requirements. The Company has engaged a third party to inspect the product formulated by the manufacturer for quality assurance purposes. The Company has been, and expects to continue to be, able to obtain all materials required for its production of its proposed products, although there can be no assurances thereof.


MARKETING AND SALES

  If the Company's products are successfully developed, the Company intends to seek joint venture, licensing or collaborative arrangements for the marketing and sale of its products.

  If development of the Company's products is completed, the Company will seek to have its products marketed and sold in European countries and the United States while concurrently seeking product registration in Japan. Products utilizing the Company's technologies are expected to be targeted to various segments in the medical community, including physicians, surgeons, and other care providers in both the institutional and home care markets. The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance of the Company's products as an alternative to other available products, among the medical community. Such acceptance will be substantially dependent on educating the medical community as to the distinctive characteristics and potential benefits of the Company's technologies and products. There can be no assurance that the efforts of the Company or others will be successful or that any of the Company's technologies or proposed products will receive the necessary acceptance by the medical community.

  The Company may, in the future, decide to change its marketing and distribution approach. Factors which may influence the Company's decision include, but are not limited to, market size, competition, capital requirements, projected return on investment, extent of necessary development and other barriers to entry which could confront the Company when attempting to penetrate certain markets.

PRODUCT LIABILITY AND INSURANCE

  The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials providing coverage in an aggregate amount of $1,000,000. This insurance policy has an annual premium of approximately $18,000. The Company does not have product liability insurance for the commercial sale of any of its products but intends to obtain such coverage if and when its products are commercialized.


HUMAN RESOURCES

  As of March 28, 1997, the Company has seven full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. The Company's employees are not a party to any collective bargaining agreement. The Company believes that it has good relations with its employees. The Company intends to increase its number of full time employees as it expands its clinical trials and product development activities.


CONSULTANTS AND ADVISORS

  The Company utilizes various consultants and advisors for research, development and testing of its technologies and products. The Company periodically confers with such consultants and advisors as necessary to discuss research, development and testing strategies and specific details of certain projects. Certain of the listed consultants and advisors have entered into agreements specifying the terms and scope of their individual advisory relationship with the Company. The Company does not believe that termination of any individual consulting or advisory agreement would materially affect its business. None of the consultants or advisors are employed by the Company and, therefore, may have commitments to, or consulting or advisory contracts with, other entities which may compete with their obligations to the Company. Certain consultants and advisors are not listed herein for reasons of confidentiality. Except for such excluded consultants and advisors, the Company's consultants and advisors are as follows:


ADRIAN BARBUL, M.D.        Dr. Adrian Barbul is Professor of Surgery, Johns
                           Hopkins Medical Institutions, and Associate Surgeon-in-Chief, Sinai Hospital of Baltimore. Dr. Barbul is a clinical surgeon and also directs the Surgical
                           Research Laboratories at Sinai Hospital, as a
                           National Institute of Health-funded investigator. Dr.
                           Barbul's main research interests are in the area of wound healingCin particular, chronic wound healing, wound metabolism and immune regulation of wound healing.

JOHN A. BONTEMPO, PH.D.    Dr. John A. Bontempo, has over 30 years of experience
                           in the biopharmaceutical industry, and has been a private consultant in biopharmaceutical product development, domestically and internationally, since
                           1991. Dr. Bontempo served as Director of Bioscience
                           Development at the Robert Wood Johnson Pharmaceutical
                           Research Institute; Director of Sterile Product
                           Development and Pharmaceutical Manufacturing at
                           Genentech, Inc.; and held senior R&D responsibilities for Hoffmann-LaRoche, Inc., E. R. Squibb & Sons,
                           Lederle Laboratories, Warner-Lambert and Interferon
                           Sciences, Inc. Dr. Bontempo's primary area of expertise is in protein product development, specifically preformulations, formulations, stability, scale-up and technology transfer to manufacturing.

DANIEL COHN, PH.D.         Dr. Daniel Cohn is Professor of Biomaterials Science
                           and Head of the Biomedical Polymers Research Group,
                           Casali Institute of Applied Chemistry, Hebrew
                           University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed the Company's polymer technology.

ALAN H. DECHERNEY,  M.D.   Dr. Alan DeCherney has, since 1991, been Louis E.
                           Phaneuf Professor and Chairman of the Department of Obstetrics and Gynecology at Tufts University School of Medicine, and Chief of Obstetrics and Gynecology at the New England Medical Center. Prior to this, Dr.
                           DeCherney was Director of the Division of Reproductive Endocrinology, and was John Slade Ely
                           Professor of Obstetrics and Gynecology at Yale
                           University School of Medicine. He has been President of the International Society of Gynecologic
                           Endoscopy, the Society of Assisted Reproductive
                           Technologies, the Society of Reproductive Surgeons, the Society of Reproductive Endocrinologists, the American Society of Reproductive Medicine, and the
                           Society of Gynecologic Investigation. Dr. DeCherney is a member of the American Board of Obstetrics and Gynecology, is an Associate Editor of the New England
                           Medical Journal, and Editor of Assisted Reproductive
                           Reviews. In 1987, Dr. DeCherney was recipient of the
                           President's Achievement Award of the Society of
                           Gynecologic Investigation.

MICHAEL P. DIAMOND, M.D.   Dr. Michael P. Diamond, since 1994, has served as
                           Professor of Obstetrics and Gynecology at Wayne State
                           University in Detroit, Michigan, and Director of the Division of Reproductive Endocrinology and
                           Infertility. Dr. Diamond is a Board-certified
                           Obstetrician/Gynecologist with a subspecialization in
                           Reproductive Endocrinology and Infertility. Dr.
                           Diamond previously served on the faculty at Yale
                           University, and as Associate Professor of Obstetrics and Gynecology, and Director of the Division of Reproductive Endocrinology and Infertility at
                           Vanderbilt University. He has long-standing involvement in animal and clinical trials assessing postoperative adhesion development.


WILLIAM H.  EAGLSTEIN,
M.D. Dr. William Eaglstein is Professor and Chairman of the Department of Dermatology and Cutaneous Surgery at the University of Miami School of Medicine. Dr. Eaglstein's studies and theories on chronic ulcer pathogenesis have been a source of ideas and new hypotheses for many investigators in the field. His creation of the Wound Care Information Institute at the University of Miami was a stimulus and precursor to the national multidisciplinary Wound Healing Society, of which Dr. Eaglstein is a founding member.

YARON HAR-SHAI, M.D.       Dr. Yaron Har-Shai is Head of Plastic Surgery, Carmel
                           Hospital, Haifa, Israel. Dr. Har-Shai is Senior
                           Lecturer with the Faculty of Medicine, Technion-
                           Israel Institute of Technology, Haifa, Israel. He was involved in the development of the Sure-Closure
                           System and Lipoel.

BERNARD HIRSHOWITZ, M.D.   Dr. Bernard Hirshowitz is Professor Emeritus of
                           Plastic Surgery, The Bruce Rappaport Faculty of
                           Medicine, Technion-Israel Institute of Technology,
                           Haifa, Israel. Dr. Hirshowitz serves as consultant to one of the major Sick Benefits Funds of Israel, comparable to Blue Cross. Dr. Hirshowitz has held both positions since 1989. Dr. Hirshowitz developed the Sure-Closure System and was involved in the development of Lipoel.

MARK G. LEBWOHL, M.D.      Dr. Mark Lebwohl is Professor of Dermatology and
                           Director, Division of Clinical Dermatology, Mount
                           Sinai Medical Center, New York. Dr. Lebwohl's involvement is focused on wound healing and hair regrowth.


ELLA LINDENBAUM, PH.D.     Dr. Ella Lindenbaum is the Director of the Morphology
                           Research Unit, The Bruce Rappaport Faculty of
                           Medicine, Technion-Israel Institute of Technology,
                           Haifa, Israel. Dr. Lindenbaum is a cell biologist, whose field of research is the process of angiogenesis and angiogenic growth factors. Dr.
                           Lindenbaum's work in in situ tissue culturing technology led her to the development of Cariel and Lipoel.

GARY L. LOOMIS, PH.D       Dr. Gary Loomis is founder, president and senior
                           consultant of G. L. Loomis & Associates, Inc., a firm providing technical expertise in polymer science to a diverse international client base. Dr. Loomis is internationally renowned as an expert in the preparation, modification, evaluation and processing of polymers, especially bioresorbable polymers for medical devices and drug delivery applications.

HENDRIK A.M. NEUMANN, M.D. Dr. Hendrik A. M. Neumann is Head of the Department
                           of Dermatology, Academisch Zeikenhuis Maastricht, University of Limburg, the Netherlands and President, Dutch Society of Dermatology and Venercology. Prior to 1992, Dr. Neumann practiced as a dermatologist at Elkerlick Hospital, Helmond-Deurne, the Netherlands, for twelve years. Dr. Neumann's fields of expertise are phlebology (particularly non-invasive measurement of venous circulation, microcirculation and wound healing) and oncology (especially Mohs' surgery and pheno- and geno-types of basal cell carcinoma).

ITEM 2.  PROPERTIES

  The Company's executive offices are located in an aggregate of approximately 3,550 square feet of office space in Edison, New Jersey, pursuant to an operating lease for the period of November 1996 to November 2001. The lease provides for an annual fixed rent of approximately $80,000 per year for the five year term, and for the payment of certain operating expenses.

  The Company also leases an aggregate of approximately 3,500 square feet of office space in Princeton, New Jersey, pursuant to a five-year operating lease expiring in July 1997. The lease provides for rent of approximately $57,000 for the seven month period remaining under the lease during the year ending December 31, 1997 and for the payment of certain operating expenses. In August 1996, the Company sublet this space to Palatin Technologies, Inc. through July 1997.

  The Company's research and development activities and clinical studies are currently conducted at various hospitals and universities in Israel, certain European countries and the United States. The Company believes that these facilities are adequate for its current research and development needs. The Company will be required to add additional sites in connection with its expanded development and testing activities.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

  In June 1994, the Company and certain of its directors and officers were subpoenaed by the Commission to testify as witnesses and to produce documents in connection with publicity prepared and disseminated by third parties concerning the Company and as to whether any payments were made by the Company in connection with such activities. In a letter accompanying the subpoenas, the Commission advised the Company that the subpoenas should not be construed as an indication by the Commission or its staff that the Company or any of its directors or officers have violated any law. Since testifying in 1994, the Company has had no further communication with the Commission on this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  The Company's executive officers are as follows:

           NAME              AGE            POSITIONS WITH THE COMPANY
---------------------------  ---  ----------------------------------------------
Dr. Herbert Moskowitz .....   56  Chairman of the Board of Directors
Robert P. Hickey...........   51  President and Chief Executive Officer
Eli Pines, Ph.D............   51  Vice President and Chief Scientific Officer
Donald W. Fallon...........   42  Vice President, Chief Financial Officer and
                                  Treasurer
--------------------------------------------------------------------------------

  Dr. Herbert Moskowitz is a co-founder of the Company and is currently the Chairman of the Board of Directors, Dr. Moskowitz has served as Chairman of the Board, President and Chief Executive Officer at various periods since the Company's inception in 1990. Dr. Moskowitz is also president, director and a principal stockholder of Magar Inc., a private investment firm. Magar Inc. is a principal stockholder of the Company. He is a co-founder of Advanced Tissue Sciences, Inc., a publicly traded medical technology company, and at various periods from 1986 to 1989 served as director, chairman of the board, president and chief executive officer. Dr. Moskowitz is a director and principal stockholder of Magna-Lab Inc., a publicly traded medical technology company, and a director of EchoCath, Inc., a publicly traded medical technology company. Dr. Moskowitz, a former practicing dentist, has been active in the healthcare field since 1958.

  Robert P. Hickey has served as President and Chief Executive Officer since May 29, 1996 and as a Director since August 1996. From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994 Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson.

  Eli Pines, Ph.D. has served as a Vice President and the Chief Scientific Officer of the Company since June 1995. From June 1992 to June 1995 Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventeen years by Johnson & Johnson, where his last position was director of new products research and development with worldwide responsibilities for the Surgical Specialty Division of Johnson & Johnson Medical, Inc. Dr. Pines received a B.S. in Chemistry from Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The Rockefeller University from 1972 to 1974.

  Donald W. Fallon has served as a Vice President and Chief Financial Officer since July 1995 and as Treasurer since May 30, 1996. From September 1992 to July 1995, Mr. Fallon was the director of finance and administration for Oncotherapeutics, Inc., a development stage biotechnology company focusing on immunotherapies for cancer and infectious diseases. From May 1990 to September 1992, Mr. Fallon was the director of finance at Otsuka America Pharmaceutical, Inc., the North American research and development branch of Otsuka Pharmaceutical Company in Japan. Mr. Fallon has 20 years of comprehensive experience in accounting, finance and administration.

$$NOFOLIO


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

(a)  MARKET INFORMATION

     The Company's Common Stock, Units, Class A Warrants, and Class B Warrants have traded separately on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Small-Cap Market under the symbols CHAI, CHAIU, CHAIW, and CHAIZ, respectively, since September 22, 1992. On May 3, 1996, the Common Stock, Class A Warrants and Class B Warrants were approved for quotation on the Nasdaq National Market(R) tier of The Nasdaq Stock Market under the symbols CHAI, CHAIW and CHAIZ, respectively. The following sets forth the quarterly high and low sales price for the periods presented as reported by The Nasdaq Market.

                                                                                   CLASS A                      CLASS B
                                      COMMON STOCK             UNIT                WARRANT                      WARRANT
                                       SALES PRICE           SALES PRICE         SALES PRICE                 SALES PRICE
                                       -----------           -----------         -----------                 -----------
                                       HIGH     LOW       HIGH      LOW       HIGH          LOW           HIGH          LOW
                                       ----     ---       ----      ---       ----          ---           ----          ---
Fiscal Year Ended December 31,  1995
  First Quarter.................   $  3 3/8    $  1 3/4  $ 4 1/2  $ 2 1/4  $    3/4       $   1/4       $    5/16   $   1/16
  Second Quarter................      7 13/16     2 3/4   12 1/4    3         3 3/4           5/16        1 19/32       1/8
  Third Quarter.................      7 1/4       4 3/8   10 3/4    6 3/4     3 3/4         1 5/8         1 21/32       3/4
  Fourth Quarter................     10 1/4       6 1/2   15 1/2   10 1/2     4 5/8         2 13/16       2  3/8      1 1/8

Fiscal Year Ended December 31, 1996
  First Quarter.................     11 3/8       6 1/2   18 1/2   13 1/4     5 1/4         2  7/8        2  3/4      1 15/16
  Second Quarter................      9 3/4       6 3/4   15       12         4 7/8         3  1/4        2  3/8      1 7/8
  Third Quarter.................      8 1/8       6       12 1/2   11         4 7/8         3             2  3/16     1 3/8
  Fourth Quarter................      7 1/8       4 1/8   10 1/2    7         3 1/4         1 15/32       1 19/32     1

Fiscal Year Ended December 31, 1997
  January 1 through March 24, 1997   7 3/16       3 1/4   10 1/2    6         3             1 1/2         1 5/16         7/8

     Each Unit consists of one share of Common Stock, one Redeemable Class A Warrant and one Redeemable Class B Warrant. The components of the Units are transferable separately. Each Class A Warrant entitles the holder to purchase, at an exercise price of $8.40, subject to adjustment, 1.071474 shares of Common Stock and one Class B Warrant, and each Class B Warrant entitles the holder to purchase, at an exercise price of $12.60, subject to adjustment, 1.071474 shares of Common Stock. These exercise prices were adjusted from the initial exercise prices of $9.00 and $13.50 per share, respectively, at the time the Class A Warrants and Class B Warrants were issued due primarily to public offerings completed in the second half of 1993 and the first half of 1996. The Class A Warrants and the Class B Warrants (collectively, the "Warrants") are exercisable at any time after issuance until September 21, 1998. The Warrants are subject to redemption by the Company for $.05 per Warrant, upon 30 days written notice, if the average closing bid price of the Common Stock exceeds $12.60 per share with respect to Class A Warrants and $18.90 per share with respect to Class B Warrants (subject to adjustment in each case) for 20 consecutive business days ending the date on which the notice of redemption is given.

(b)  APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

     As of March 3, 1997 the number of holders of record of the Company's Common Stock was 178. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 400.

(c)  DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

  The selected financial data presented below for year ended March 31, 1992, the nine months ended December 31, 1992 and the years ended December 31, 1993, 1994, 1995 and 1996, have been derived from audited financial statements of the Company. The financial statements of the Company as at December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10K.

                                             YEAR     NINE MONTHS
                                             ENDED        ENDED
                                            MARCH 31,   DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------
                                               1992          1992          1993           1994           1995           1996
                                              -----          ----          ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues:
 Product Sales............................  $            $             $    265,230   $  1,496,281   $              $
 Royalty Income...........................                                                                245,488        154,646
                                            ----------   ----------    ------------   ------------   ------------   ------------
Operating expenses:
 Cost of sales............................                                   52,023        551,074
 Research and development.................     399,614       937,051      2,493,577      2,012,755      1,994,523      2,779,172
 Sales and marketing......................                                2,209,205      2,930,644
 General  and administrative..............     240,489     1,415,766      2,507,736      2,791,200      1,230,970      1,742,648
                                            ----------   ----------    ------------   ------------   ------------   ------------
 Operating expenses.......................     640,103     2,352,817      7,262,541      8,285,673      3,225,493      4,521,820
                                            ----------   ----------    ------------   ------------   ------------   ------------
(Loss) from operations....................    (640,103)   (2,352,817)    (6,997,311)    (6,789,392)    (2,980,005)    (4,367,174)
Interest imcome...........................       3,549        24,780        131,915         77,692        183,213        539,695
Interest expense..........................     (59,733)     (177,123)       (51,140)       (41,010)          (504)        (2,915)
Gain on sale of the SureClosure
  System..................................                                               3,353,843
                                            ----------   ----------    ------------   ------------   ------------   ------------
Net (loss)................................  $ (696,287)  $(2,505,160)  $ (6,916,536)  $ (3,398,867)  $ (2,797,296)  $ (3,830,394)
                                            ==========   ===========   ============   ============   ============   ============
Net (loss) per share......................       $(.37)       $(1.10)        $(2.05)         $(.84)         $(.58)         $(.55)
                                            ==========   ===========   ============   ============   ============   ============
Weighted average shares
 outstanding..............................   1,875,000     2,276,818      3,371,563      4,060,753      4,819,536      6,976,338


                                                                                     DECEMBER  31,
                                                         ------------------------------------------------------------------------
                                                             1992          1993           1994           1995           1996
                                                             ----          ----           ----           ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents.................               $ 4,106,900   $  6,177,230   $  1,979,615   $  3,827,530   $ 11,235,976
Working capital...........................                 3,430,662      5,458,191      2,794,007      3,656,548     14,121,789
Total assets..............................                 4,181,749      6,737,566      3,234,526      3,964,981     14,800,838
Total liabilities.........................                 1,234,453      1,738,452        995,965        864,001      1,006,515
Accumulated deficit.......................                (3,221,558)   (10,138,094)   (13,536,961)   (16,334,257)   (20,164,651)
Stockholders' equity......................                 2,947,296      4,999,114      2,238,561      3,100,980     13,794,323

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

  Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, commercialization of the Sure-Closure System and organizational activities. In September 1993, the Company commenced marketing the Sure-Closure System. The Company built and supported a direct sales organization calling on surgeons. As a result of a strategic decision to focus on the development and commercialization of its proposed products based on its platform technologies, in July 1994, the Company sold the Sure-Closure System to MedChem for payments aggregating $4 million plus a 10% royalty on net sales through June 2004. The Company had a net gain on the sale of the Sure-Closure System of approximately $3,354,000. Following the sale of the Sure-Closure System, sales efforts ceased and sales and marketing expenses were eliminated; general and administrative expenses were significantly reduced; and the Company focused its resources primarily on development of its in-situ tissue culturing technology and bioresorbable polymer technology as well as proposed products to be derived from such technologies. All revenue to date has been derived from sales of the Sure-Closure System or the royalties thereon.


RESULTS OF OPERATIONS

 1995 vs. 1996

  The Company had revenue of $245,488 and $154,646 from royalties on sales of the Sure-Closure System for the fiscal years ended December 31, 1995 and 1996, respectively. The reduction in royalties from 1995 to 1996 can be attributed to the reduced sales of the Sure-Closure System.

  The Company incurred research and development expenses of $1,994,523 and $2,779,172 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase can be attributed to increased spending due to the development and pre-clinical studies of bioresorbable polymer adhesion prevention products, a full year of expenditures supporting the management of the research and development function, offset by a reduction in the clinical trial expenditures on Cariel and Piliel. Additionally, a non-cash expense for stock based compensation costs of $456,273 was recorded in 1996. There was no such expense in 1995. Research and development expenses are expected to increase for 1997 from the 1996 levels as the Company expands development of and conducts clinical trials on several products.

  General and administrative expenses, which consist of management compensation, professional fees, investor materials and travel expenses were $1,230,970 and $1,742,648 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase is attributable to the additional management added during 1996.

  Interest income was $183,213 and $539,695 for the fiscal years ended December 31, 1995 and 1996, respectively. Interest income increased primarily as a result of a larger cash balance in 1996 as compared to 1995 due to the public offering completed in May 1996.

  Interest expense was $504 and $2,915 for the fiscal years ended December 31, 1995 and 1996, respectively. For both 1995 and 1996, these balances represent the interest on capital leases entered into during 1995 and 1996 to acquire certain office equipment.

  The Company's net loss was $2,797,296 and $3,830,394 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase was primarily the result of the increased scale of operations as the Company expanded its product development efforts and strengthened its management.

  1994 vs. 1995

  The Company had revenue of $1,496,281 from sales of the Sure-Closure System for the fiscal year ended December 31, 1994. For the fiscal year ended December 31, 1995, the Company had revenue, from royalties only, of $245,488. Revenues from product sales ceased in July 1994 upon the sale of the Sure-Closure System. The cost of these sales was $551,074 for the fiscal year ended December 31, 1994.

  The Company incurred research and development expenses of $2,012,755 and $1,994,523 for the fiscal years ended December 31, 1994 and 1995, respectively. The decrease is attributable to the cessation of research and development activities on the Sure-Closure System following its sale to MedChem, offset by an increase in research and development expenditures on its in-situ tissue culturing technology, polymer technology and other products.

  The Company incurred sales and marketing expenses of $2,930,644 in the fiscal year ended December 31, 1994. Sales and marketing expenses were incurred for the introduction of the Sure-Closure System and the hiring and supporting of the direct sales force in the United States. Following the sale of the Sure-Closure System to MedChem, the Company ceased to incur sales and marketing expenses. There were no sales and marketing expenses incurred during 1995.

  General and administrative expenses, which consist of management compensation, professional fees, investor materials, consulting expenses and travel expenses were $2,791,200 and $1,230,970 for the fiscal years ended December 31, 1994 and 1995, respectively. General and administrative expenses were substantially reduced with the sale of the Sure-Closure System to MedChem.

  Interest income was $77,692 and $183,213 for the fiscal years ended December 31, 1994 and 1995, respectively. Interest income increased as a result of larger cash balances in 1995, as compared with 1994.

  Interest expense was $41,010 and $504 for the fiscal years ended December 31, 1994 and 1995, respectively. Included in interest expense for 1994 is accrued interest on amounts loaned to the Company by certain stockholders, the principal amount of which totaled $528,000. In November 1994, the Company agreed to convert indebtedness to certain officers, directors and stockholders into Common Stock of the Company.

  The Company's net loss was $3,398,867 and $2,797,296 for the fiscal years ended December 31, 1994 and 1995, respectively. This decrease was primarily the result of scaled back operations subsequent to the sale of the Sure-Closure System to MedChem.



LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $14,277,969 compared to $3,827,530 at December 31, 1995. The cash, cash equivalents and short-term investments for December 31, 1996, primarily reflect proceeds to the Company of approximately $13.4 million from the public offering of Common Stock during May 1996.

  Although the Company believes that the available cash will be sufficient to meet its cash requirements for approximately the next 18 months, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Index to Financial Statements appears on page F-1, the Report of Independent Auditors appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 4 hereof and is incorporated by reference in this Part III.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.     FINANCIAL STATEMENTS.

            An Index to Financial Statements appears on page F-1.

     2.     SCHEDULES.

            None


     3      EXHIBITS.

     3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)
     3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21,
            1992. (1)
     3.2    By-Laws of Registrant. (1)
    10.1    Amended and Restated 1992 Stock Option Plan of Registrant. (2) (13)
    10.2 Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum"). (1)

    10.3 Lease and Lease Agreement, dated as of May 27, 1992, between Registrant and Carnegie 214 Associates Limited Partnership (the "Lease"). (1)

    10.4 Letter, dated July 21, 1992, relating to the commencement date of the Lease. (1)

     10.5 Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)
     10.6 Agreement, dated June 1991, between Registrant and the Technion Research and Development Foundation, Ltd. (the "Technion") as assigned by the Technion to Dimotech, Ltd. (1)
     10.7 Agreement, dated as of April 14, 1992, bet ween Registrant and Mr. Joel Gold. (1) (13)
     10.8 Assignment of rights relating to a patent on wound dressing to Registrant by Dimotech, Ltd. (3)
     10.9 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)
     10.10 Supplemental Assignment of rights relating to the in-situ tissue culturing technology to Registrant by the Technion. (4)
     10.11      Form of Non-Qualified Stock Option Agreement. (4) (13)
     10.12      Form of Incentive Stock Option Agreement. (4) (13)
     10.13 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)
     10.14 Stock Option Agreement, dated October 26, 1994, between Registrant and Edward J. Quilty. (6)
     10.15 Underwriting Agreement between Registrant and D.H. Blair Investment Banking Corp. (7)
     10.16 Unit Purchase Option between Registrant and D.H. Blair Investment Banking Corp. (7)
     10.17      Amendment, dated October 28, 1993, to Lease. (7)
     10.18 Estoppel Certificate, dated December 22, 1993, to lender to leased premises, State Mutual Life Amendment to Lease, dated October 28, 1993, for Assurance Company of America. (7)
     10.19 Agreement, dated as of February 3, 1994, between Registrant and Dimotech, Ltd. (7)
     10.20 Warrant Agreement among Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company including forms of Class A and Class B Warrants. (7)
     10.21 Warrant Agreement among Registrant and American Stock Transfer and Trust Company. (7)
     10.22 Agreement, dated as of February 1994, between Registrant and Yissum. (7)
     10.23      M/A Agreement, dated September 22, 1992, between Registrant and
                D. H. Blair Investment Banking Corp. (7)
     10.24 Stock Option Agreement, dated as of December 13, 1993, between Registrant and Dimotech, Ltd. (7)
     10.25 Employment Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (8) (13)
     10.26 Employment Agreement dated June 12, 1995 between Registrant and Donald W. Fallon. (9) (13)
     10.27 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)
     10.28 Agreement dated July 16, 1995 between the Registrant and Dimotech, Ltd. (2)
     10.29 Amendment No. 2 dated February 11, 1996 to the Agreement between the Registrant and Dimotech, Ltd. (2)
     10.30 Option Agreement dated March 21, 1995 between Registrant and Herbert Moskowitz. (2) (13)
     10.31 Option Agreement dated March 21, 1995 between Registrant and Irwin Rosenthal. (2) (13)
     10.32 Assignment of rights relating to a patent for treatment of Keloid and Hypertrophic scars to Registrant from Dimotech, Ltd.
                (2)

     10.33 Subscription Agreement dated April 23, 1995 between Registrant and Marathon Investment, LLC. (2)
     10.34 Subscription Agreement dated April 23, 1995 between Registrant and Harold C. Baldauf. (2)
     10.35      Warrant Agreement between Registrant and Wedbush Morgan
                Securities. *
     10.36 Underwriting Agreement between Registrant and Wedbush Morgan Securities.*
     10.37 Employment Agreement dated May 29, 1996 between Registrant and Robert P. Hickey. (10) (13)
     10.38 Employment Agreement dated May 30, 1996 between Registrant and Dr. Herbert Moskowitz. (10) (13)
     10.39 Lease Agreement dated August 13, 1996 between Registrant and Metro Four Associates, LP, 8/th/ Floor of 379 Thornall Street.
                (11)
     10.40 Sublease Agreement dated July 13, 1996 between Registrant and Palatin Technologies, Inc. (11)
     10.41 Option Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (12) (13)
     10.42 Option Agreement dated July 17, 1995 between Registrant and Donald W. Fallon. (12) (13)
     10.43 Option Agreement dated December 29, 1995 between Registrant and Eli Pines, Ph.D. (12) (13)
     10.44 Option Agreement dated May 29, 1996 between Registrant and Robert P. Hickey. (12) (13)
     10.45 Option Agreement dated May 29, 1996 between Registrant and Robert P. Hickey. (12) (13)
     10.46 Option Agreement dated August 6, 1996 between Registrant and Donald W. Fallon. (12) (13)
     10.47 Option Agreement dated August 6, 1996 between Registrant and Donald W. Fallon. (12) (13)
     10.48 Option Agreement dated August 15, 1996 between Registrant and Walter R. Maupay. (12) (13)
     10.49 Option Agreement dated March 5, 1997 between Registrant and Edward A. Celano.* (13)
     23.1       Consent of Richard A. Eisner & Company, LLP.*
     27.        Financial Data Schedule.*

     *     Filed herewith.
____________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995.
(9) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1995.
(10) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996.
(11) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1996.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-19195) declared effective on January 3, 1997.
(13) Includes compensatory plan and or arrngements required to be filed pursuant to item 14 (c) of Form 10-K.

     (b)  REPORTS ON FORM 8-K

            None

     (c)  See (a) 3.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              Life Medical Sciences, Inc.
                              (Registrant)

                                  /s/ Robert P. Hickey
                              By: _______________________________
                                 Robert P. Hickey
                                 Chief Executive Officer and President
                                 (principal executive officer)

Dated:  March 28, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURES                 TITLE                            DATE


/s/ Robert P. Hickey   Director, President and              March 28, 1997
--------------------
ROBERT P. HICKEY       Chief Executive Officer
                        (principal executive
                        officer)

/s/ Donald W. Fallon   Vice President,                      March 28, 1997
---------------------
DONALD W. FALLON       Chief Financial Officer and
                        Treasurer (principal financial
                        and accounting officer)
 /s/ Herbert Moskowitz
---------------------  Director and Chairman of             March 28, 1997
HERBERT MOSKOWITZ      the Board


/s/ Coy Eklund         Director                             March 28, 1997
---------------------
COY EKLUND

/s/ Joel L. Gold
---------------------  Director                             March 28, 1997
JOEL L. GOLD

/s/ Irwin M. Rosenthal Director                             March 28, 1997
----------------------
IRWIN M. ROSENTHAL

/s/ Walter R. Maupay   Director                             March 28, 1997
---------------------
WALTER R. MAUPAY

/s/ Edward A. Celano   Director                             March 28, 1997
---------------------
EDWARD A. CELANO

                         INDEX TO FINANCIAL STATEMENTS

                                           PAGE
                                          ------
                                          NUMBER
                                          ------

REPORT OF INDEPENDENT AUDITORS..........     F-2
BALANCE SHEETS..........................     F-3
STATEMENTS OF OPERATIONS................     F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS'
 EQUITY.................................     F-5
STATEMENTS OF CASH FLOWS................     F-6
NOTES TO FINANCIAL STATEMENTS...........     F-7

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Life Medical Sciences, Inc.
Edison, New Jersey

     We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 1995 and December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. at December 31, 1995 and December 31, 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                    Richard A. Eisner & Company, LLP

New York, New York
January 28, 1997


With respect to Note I
February 7, 1997

                          LIFE MEDICAL SCIENCES, INC.
                                BALANCE SHEETS

                                                                                                          DECEMBER 31,
                                                                                                        ------------------
                    ASSETS                                                                           1995                  1996
---------------------------------------------------------------------                                ----                  ----
Current assets:
  Cash and cash equivalents (Note B[1])...............................                            $  3,827,530          $ 11,235,976

  Short-term investments (Notes B[1]and C)............................                                                     3,041,993

  Prepaid expenses and advances.......................................                                  19,559               311,330

                                                                                                  ------------          ------------

         Total current assets.........................................                               3,847,089            14,589,299

 Furniture and equipment-at cost (less depreciation of $41,957........
  and $59,830) (Note B [2])...........................................                                  96,570               182,349

Deposits..............................................................                                  21,322                29,190

                                                                                                  ------------          ------------


         TOTAL........................................................                            $  3,964,981          $ 14,800,838

                                                                                                  ============          ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
Current liabilities:
  Capital lease obligation............................................                            $      2,468          $      6,798

  Accounts payable....................................................                                  40,675               111,265

  Accrued expenses (Note G[3])........................................                                 147,398               349,447

                                                                                                  ------------          ------------

         Total current liabilities....................................                                 190,541               467,510

Capital lease obligation..............................................                                  15,160                34,128

Deferred royalty income (Notes B[5]and H).............................                                 643,622               504,877

Other liabilities.....................................................                                  14,678
                                                                                                  ------------          ------------
         Total liabilities............................................                                 864,001             1,006,515

                                                                                                  ------------          ------------

Commitments and other matters (Notes  D, E, G and H)
Stockholders' equity (Note E):
  Preferred stock, $.01 par value; shares authorized-5,000,000; none issued.............................................................
  Common stock, $.001 par value; shares authorized - 23,750,000;
   issued and outstanding - 5,422,320 and 7,914,820...................                                   5,422                 7,915

  Additional paid-in capital..........................................                              19,429,815            33,951,059

  Accumulated deficit.................................................                             (16,334,257)         (20,164,651)

                                                                                                  ------------          ------------

         Total stockholders' equity...................................                               3,100,980            13,794,323

                                                                                                  ------------          ------------

         TOTAL........................................................                            $  3,964,981   $        14,800,838

                                                                                                  ============          ============


  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                            -----------------------------------------
                                                                1994           1995          1996
                                                            -------------  ------------  ------------

Revenues:
 Product sales............................................   $ 1,496,281
 Royalty income (Note B[5])...............................                 $   245,488   $   154,646
                                                             -----------   -----------   -----------

Operating expenses:
 Cost of sales............................................       551,074
 Research and development expenses (Notes B[3],[4] and D).     2,012,755     1,994,523     2,779,172
 Sales and marketing......................................     2,930,644
 General and administrative expenses......................     2,791,200     1,230,970     1,742,648
                                                             -----------   -----------   -----------
     Operating expenses...................................     8,285,673     3,225,493     4,521,820
                                                             -----------   -----------   -----------
(Loss) from operations....................................    (6,789,392)   (2,980,005)   (4,367,174)
Interest income...........................................        77,692       183,213       539,695
Interest expense..........................................       (41,010)         (504)       (2,915)
Gain on sale of the Sure-Closure System (Note H)..........     3,353,843
                                                             -----------    ----------    -----------

Net (loss)                                                   $(3,398,867)  $(2,797,296)  $(3,830,394)
                                                             ===========   ===========   ===========
Net (loss) per share (Note B[7])..........................        $(0.84)       $(0.58)       $(0.55)
                                                             ===========   ===========   ===========

Weighted average shares outstanding.......................     4,060,753     4,819,536     6,976,338



  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (NOTE E)



                                                                                            ADDITIONAL
                                                                                            ----------
                                                                COMMON STOCK                  PAID-IN     ACCUMULATED
                                                                ------------                  -------     -----------
                                                           SHARES          AMOUNT             CAPITAL       DEFICIT
                                                           ------          ------             -------       -------

Balance - January 1, 1994..........                       4,025,000             $4,025         $15,133,183  $(10,138,094)

   Common stock issued.............                         283,695                284             638,030

   Net (loss) for the year.........                                                                           (3,398,867)

                                                         ------------       ------------      ------------- --------------

Balance - December 31, 1994........                       4,308,695              4,309          15,771,213   (13,536,961)

   Common stock issued.............                       1,093,625              1,093           3,602,372

   Fair value of common stock issued for compensation        20,000                 20              56,230

   Net (loss) for the year.........                                                                           (2,797,296)

                                                         ------------       ------------      ------------- --------------

Balance - December 31, 1995........                       5,422,320              5,422          19,429,815   (16,334,257)

   Common stock issued (net of

    expenses)......................                       2,492,500              2,493          14,064,971

   Fair value of options issued

    for compensation...............                                                                456,273

   Net (loss) for the year.........                                                                           (3,830,394)

                                                         ------------       ------------       ------------ --------------

Balance - December 31, 1996........                       7,914,820         $    7,915         $33,951,059  $(20,164,651)
                                                         ============       ============       ============ ==============

  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS



                                                                    Year Ended December 31,____
                                                                 ---------------------------------
                                                                 1994            1995         1996
                                                                 ----            ----         ----


Cash flows from operating activities:
  Net (loss).................................................  $(3,398,867)   ($2,797,296)   $(3,830,394)
  Adjustments to reconcile net (loss) to net cash (used in)
    operations:
  Deferred royalty income....................................                                   (138,745)
  Gain on sale of the Sure-Closure System....................   (3,353,843)
  Fair value of common stock and options issued as
    compensation.............................................                      56,250        456,273
  Depreciation...............................................       34,981         26,501         32,908
  Accrued interest expense...................................       41,011
  Provision for  bad debts...................................       15,000
  Changes in operating assets and liabilities:
    Decrease in accounts receivable..........................      101,009         57,854
    Decrease in inventory....................................       10,086
    Decrease (increase) in prepaid expenses and advances.....        6,119         74,644       (291,771)
    Decrease (increase)in deposits...........................                         587         (7,868)
    Increase (decrease) in accounts payable and accrued
     expenses................................................      210,819       (149,592)       272,639
    Increase (decrease) in other liabilities.................       14,678                       (14,678)
                                                               -----------   ------------    -----------
     Net cash (used in) operating activities.................   (6,319,007)    (2,731,052)    (3,521,636)
                                                               -----------   ------------    -----------
Cash flows from investing activities:
  Purchase of equipment......................................     (108,337)       (25,768)       (93,017)
  Disposition of equipment...................................                       1,643         15,793
  Purchase of investment securities..........................                                 (7,042,142)
  Proceeds from maturity of investment securities............                                  4,000,149
  Net proceeds from the sale of the Sure-Closure System......    2,581,838      1,000,000
                                                               -----------   ------------    -----------
     Net cash provided by (used in) investing activities.....    2,473,501        975,875     (3,119,217)
                                                               -----------   ------------    -----------
Cash flows from financing activities:
  (Decrease) in cash overdraft...............................     (352,109)
  Proceeds from issuance of common stock, net of expenses....                   3,603,465     14,067,464
  Payment on capitalized lease...............................                        (373)       (18,165)
                                                               -----------   ------------    -----------
     Net cash (used in) provided by financing activities.....     (352,109)     3,603,092     14,049,299
                                                               -----------   ------------    -----------
Net (decrease) increase in cash and cash equivalents.........   (4,197,615)     1,847,915      7,408,446
Cash and cash equivalents at beginning of period.............    6,177,230      1,979,615      3,827,530
                                                               -----------   ------------    -----------
Cash and cash equivalents at end of period...................  $ 1,979,615   $  3,827,530    $11,235,976
                                                               ===========   ============    ===========

Supplementary cash flow information:
  Interest paid..............................................                 $       504   $      2,915
  Equipment purchased under capital lease....................                 $    18,001   $     41,463


Supplemental disclosure of non-cash investing and financing information-See Notes E[1] and H

  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A)-- THE COMPANY:

  Life Medical Sciences, Inc. (the "Company") was incorporated on August 1, 1990. The Company is engaged in the development of cost-effective medical products. The Company is developing Cariel, a topical wound healing agent for the treatment of chronic wounds, ulcers and burns; Lipoel, for the autologous transplantation of fat; Piliel, its hair regrowth formula; Repel and Repel-CV its resorbable adhesion barrier films used to prevent surgical adhesions; and Resolve, its resorbable adhesion barrier coating used to prevent surgical adhesions. In September 1993, the Company commercially introduced its first product, the Sure-Closure System, a device designed for the mechanical closure of tissue deficit wounds. On July 29, 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses (Note H). In 1996, the Sure-Closure System was acquired by Zimmer, Inc., a subsidiary of Bristol-Myers Squibb.


(NOTE B) --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 [1] Cash equivalents and short-term investments:

  The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company's short-term investments at December 31, 1996 consist of readily marketable debt securities with original maturities of more than 90 days but less than one year.

 [2] Depreciation:

  Furniture and equipment are recorded at cost, and are depreciated using the straight-line method based upon estimated useful lives of 5 to 7 years.

 [3] Research and development:

  Research and development costs, including those payments described in Note D, are charged to expense as incurred.

 [4] Patent costs:

  Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

 [5] Royalty income:

  Royalty income is based on MedChem's quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof, except for royalties earned on 1994 sales of the Sure-Closure System which were based on such sales for the period from July 29, 1994 to December 31, 1994. Royalties are calculated by MedChem and are paid or credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the
amounts earned become fixed and determinable.   Beginning with the royalties on
sales for the fourth quarter of 1995, the amounts payable by MedChem are applied to the outstanding deferred royalty income balance.

                          LIFE MEDICAL SCIENCES, INC.

 [6] Use of estimates in the preparation of financial statements:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 [7] Net (loss) per share:

  Net (loss) per share is based on the weighted average number of common shares outstanding during each period. Outstanding options and warrants have not been considered since their effect would be antidilutive.


(NOTE C) --SHORT-TERM INVESTMENTS:

  At December 31, 1996, short-term investments consist of US Treasury bills with an original maturity of greater than 90 days but less than one year which are held as available-for-sale securities. The short-term investments are carried at amortized cost since such cost approximates fair value at year end.

(NOTE D)-- RESEARCH AND LICENSE AGREEMENTS:

 [1] Technion agreements:

  During June 1991, the Company entered into an agreement with Technion Research and Development Foundation, Ltd., in Haifa, Israel (the "Technion"), which was assigned to its wholly-owned subsidiary Dimotech, Ltd. ("Dimotech") and was amended in February 1994 and February 1996, pursuant to which the Company finances, and Dimotech conducts research and development, with regard to the Company's in-situ tissue culturing technology. In connection with the agreement, the Technion has assigned to the Company its worldwide rights to patent applications, any patents which may be issued and know-how to develop, manufacture and market products relating to this technology.

  Pursuant to the agreement the Company is obligated to pay a royalty of five (5%) percent per annum of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen (15) years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the agreement under certain circumstances. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Dimotech to the Company will revert in full to Dimotech.

  In December 1993, the Company issued an option to Dimotech to purchase 200,000 shares of common stock at an exercise price of $9.12. The option was issued as consideration for services rendered by Dimotech through December 1993. The option was assigned a value of $828,000, which was charged to research and development in 1993.

                          LIFE MEDICAL SCIENCES, INC.

 [2] Yissum agreement:

  During June 1991, the Company entered into a research and license agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem ("Yissum"), which was amended in February 1994, as of January 1996 and as of October 1996, pursuant to which the Company finances and Yissum conducts research and development at the Hebrew University of Jerusalem in the field of biomedical polymers. In connection with the agreement, Yissum assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology.

  Pursuant to the agreement, the Company is obligated to pay a royalty of five (5%) percent per annum of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen (15) years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions of the periods in which certain milestones must be attained, each for a payment of $50,000. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company will revert in full to Yissum.

  The October 1996 amendment provides that research will be performed by Yissum over a term of five years from the date of the amendment, a proposed budget for the first twelve months of approximately $264,000 and requires Yissum personnel to enter into confidentiality and non-competition agreements with the Company.


 [3] Dimotech agreement:

  During July 1995, the Company entered into an agreement with Dimotech, pursuant to which the Company finances and Dimotech conducts research and development with regard to the scar management program. In connection with the agreement, Dimotech has assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology.

  Pursuant to the agreement the Company is obligated to pay a royalty of five (5%) percent per annum of all net sales of the Company's products derived under this agreement. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen (15) years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the agreement under certain circumstances. Upon termination of the agreement for any reason, the patents, license and know-how assigned by Dimotech to the Company will revert in full to Dimotech.

                          LIFE MEDICAL SCIENCES, INC.

(NOTE E) -- STOCKHOLDERS' EQUITY:

 [1] Common stock:

  In 1992, the Company consummated its initial public offering of 1,150,000 units, each unit consisting of one share of common stock and two warrants. The warrants included in each unit consist of a redeemable Class A Warrant and a redeemable Class B Warrant. Each Class A Warrant entitles the holder to purchase, at an exercise price of $8.40, subject to adjustment, 1.071474 shares of Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase, at an exercise price of $12.60, subject to adjustment,
1.071474 shares of Common Stock. The warrants are redeemable by the Company for $.05 per warrant on 30 days written notice under certain circumstances. The warrants terminate on September 22, 1998.

  In connection with the initial public offering, the Company sold a Unit Purchase Option to the underwriter for the initial public offering, for nominal consideration, for the purchase of up to 109,890 units, subject to adjustments. The option can be exercised at $8.19 per unit for two years beginning September 22, 1995. Under certain circumstances, the holders of the Unit Purchase Options have registration rights.

  In 1993, the Company consummated a public offering of 500,000 units, each unit consisting of two shares of common stock and one Class A Warrant with proceeds to the Company (after underwriting discounts and offering expenses) of $8,092,754.

  At December 31, 1996 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding.

  In November 1994, the Company issued an aggregate of 283,695 shares to Dr. Moskowitz and Mr. Rosenthal, officers, directors and stockholders of the Company, and the wife of Joel L. Gold, a director and stockholder of the Company, in consideration for canceling indebtedness of principal and accrued interest (at 9%) in aggregate of $638,314. During the period May 1992 through September 1992, such individuals had loaned to the Company $528,000 for working capital purposes.


  In March 1995, the Company issued 20,000 unregistered shares of Common Stock to a financial consultant for advisory services over the following twelve month period. The fair market value of the Common Stock on the date of the agreement was $56,250 and has been amortized to consulting expense over the twelve month period. These shares were included in a registration statement filed by the Company and declared effective by the Securities and Exchange Commission (the "Commission") on January 3, 1997.

  In April 1995, the Company sold 909,091 unregistered shares of Common Stock at $2.75 per share in a private placement to unrelated third parties. The proceeds of $2,500,000 were received during May 1995. These shares were included in a registration statement filed by the Company and declared effective by the Commission on January 3, 1997.

   In May 1996, the Company completed a public offering of 2,300,000 shares of common stock at $6.625 per share (initial offering of 2,000,000 shares plus an additional 300,000 issued due to the exercise of the underwriters' over-allotment option) and received net proceeds of approximately $13.4 million, including proceeds received upon the exercise of the underwriters' over-allotment option and after deducting underwriting discounts and commissions and offering expenses. The Company intends to use these proceeds to fund continued clinical trials, research and development and for general corporate purposes.

                          LIFE MEDICAL SCIENCES, INC.

[2] Options:


  The Company may issue options to purchase up to an aggregate of 907,500 shares of Common Stock pursuant to its 1992 Stock Option Plan, as amended (the Plan). Options to purchase shares may be granted under the Plan to persons who, in the case of incentive stock options, are employees of the Company; or, in the case of SARs and nonstatutory stock options, are officers and key employees of the Company, or agents, medical and scientific advisors, directors of or consultants to the Company, whether or not otherwise employed by the Company. The exercise price is determined by the Stock Option Committee of the Board of Directors at the time of the granting of an option, but in the case of an incentive stock option, the exercise price shall not be less than the fair market value of the stock on the date of grant. Options and SARs vest over a period not greater than five years, and expire no later than ten years from the date of grant.

  Options to purchase up to 775,000 shares of Common Stock pursuant to the Plan are outstanding as of December 31, 1996. In addition to the shares of Common Stock reserved for issuance pursuant to the Plan, the Company has reserved 683,851 shares of Common Stock for issuance upon exercise of outstanding options pursuant to other agreements. These options vest over various periods, not exceeding three years, and expire no later than five years from the date of vesting.

  The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. Although no compensation cost has been recognized for its stock option grants to employees, the Company has included stock based compensation costs associated with options granted under consulting agreements, in research and development expenses and general and administrative expenses of $435,542 and $20,731, respectively, for 1996. Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                           1995                   1996
                                          -------------          ------------
Net Loss              As reported         $ ( 2,797,296)         $( 3,830,394)
                      Pro forma           $ ( 3,453,103)         $ (4,329,111)
Net Loss Per Share    As reported         $       (0.58)         $      (0.55)
                      Pro forma           $       (0.72)         $      (0.62)

                          LIFE MEDICAL SCIENCES, INC.

  A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996, and changes during the years ended on those dates is presented below:


                                                        1994                          1995                          1996

                                                     WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
FIXED OPTIONS                              SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
Outstanding at beginning of year           964,500              $7.56    873,334              $6.51  1,027,750              $5.65
Granted                                    317,000              $4.39    477,500              $4.76    625,000              $8.01
Exercised                                                               (184,534)             $6.05   (192,500)             $3.85
Forfeited                                 (408,166)             $7.33   (138,550)             $7.49     (1,399)             $6.00
Outstanding at end of year                 873,334              $6.51  1,027,750              $5.65  1,458,851              $6.90
Options exercisable at year-end            775,670              $6.59    939,417              $5.49    925,518              $6.35
Weighted-average fair value of options
 granted during the year.                                                                     $2.31                         $4.09


The following table summarizes information about fixed stock options outstanding at December 31, 1996:



                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 ------------------------------------------------- ------------------------------

                     NUMBER     WEIGHTED-AVERAGE                      NUMBER
      RANGE        OUTSTANDING     REMAINING      WEIGHTED-AVERAGE  EXERCISABLE  WEIGHTED-AVERAGE
 EXERCISE PRICES   AT 12/31/96  CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
-----------------  -----------  ----------------  ----------------  -----------  ----------------
   $2.00-$2.75         239,000      3 Years                  $2.62      239,000             $2.62
   $6.00-$7.88         539,851      4 Years                  $6.61      331,518             $6.28
   $8.13-$9.25         680,000      5 Years                  $8.64      355,000             $8.93
                     ---------  ----------------             -----      -------             -----
                     1,458,851      4 Years                  $6.90      925,518             $6.35


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: no dividend yield, expected volatility of 75.6%, a risk-free interest rate of 6.0% and an expected life of
2.5 to 3.3 years.

                           LIFE MEDICAL SCIENCES INC.

(NOTE F)-- INCOME TAXES:

  At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $18,263,000, which expire through 2011. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company is subject to an annual limitation on the utilization of its net operating loss carryforwards and research & development tax credit carryover because an ownership change of more than 50% has occurred. Certain other limitations may apply.

  At December 31, 1996, the Company has a research and development tax credit carryover of approximately $292,000 available to offset future federal income tax, subject to limitations for alternative minimum tax.

  The Company has not recorded a benefit from its net operating loss carryforwards, research and development tax credit carryover or temporary differences (primarily due to certain operating expenses which were capitalized as start-up costs for federal income tax purposes), because a valuation allowance, which increased by approximately $1,517,000 in 1996, has been provided for the deferred tax asset otherwise recorded. The valuation allowance has been provided due to management's uncertainty regarding the future profitability of the Company.

(NOTE G)-- COMMITMENTS AND OTHER MATTERS:

 [1] Leases:


  The Company entered into an operating lease for its corporate offices in November 1996 for approximately 3,550 square feet at an annual fixed rent of
$79,900.   The initial term of this lease is for five years and includes one five-year renewal option.

  Previously, the Company entered into an operating lease for its corporate offices in May 1992 which was amended in October 1993. In September 1994, the
Company sublet this space for the period through July 1996 to MedChem.   In
August 1996, the Company sublet this space to Palatin Technologies, Inc. through July 1997. The lease expires in July 1997.

  The leases provide for minimum annual rentals, as follows:


                   1997..  $136,613
                   1998..  $ 79,875
                   1999..  $ 79,875
                   2000..  $ 79,875
                   2001..  $ 66,563

  The terms of the leases include escalation for increases in real estate taxes and certain operating expenses.

  Rent expense was $65,000, $58,000 and $56,000 for the years ended December 31, 1994, December 31, 1995 and December 31, 1996, respectively.

                          LIFE MEDICAL SCIENCES, INC.

 [2] Employment agreements:

  The Company has employment agreements with five executives which expire at various dates from 1998 through 2001. Pursuant to such agreements, the Company's commitments regarding termination benefits aggregates $277,083.


[3] Accrued expenses:

  Accrued expenses is comprised of the following:


                       December 31, 1995  December 31, 1996
                       -----------------  -----------------
Research agreements             $ 75,475           $248,609
Other................             71,923            100,838
                                --------           --------
Total................           $147,398           $349,447
                                ========           ========


 [4] Other:

  In connection with an agreement with the Technion and Dimotech, which was assigned to MedChem in July 1994, the Company must invest $50,000 per year, for the five-year period ending December 31, 1999, in research and development programs in Israel if MedChem does not make such investments. The agreement also provides for a two (2%) percent royalty on sales of the Sure-Closure System to be paid to the Chief Scientist in Israel. In the event that MedChem does not pay these royalties the Company may be obligated to make such payments. In addition, the agreement contains certain commitments to manufacture in Israel, which if not met could result in the loss of technology and future royalty income.

                          LIFE MEDICAL SCIENCES, INC.

(NOTE H)-- SURE-CLOSURE SYSTEM SALE:

  In July 1994, the Company sold or assigned to MedChem substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses, for $4,018,572. The Company received cash of $3,000,000, a $1,000,000 note receivable and certain obligations totaling $18,572 were assumed by the purchaser. Furniture and equipment with a carrying value of $115,659 and inventory costing $130,908 were transferred to MedChem in connection with the sale. An additional $15,697 was received for certain equipment. Fees of $433,859 were incurred in connection with the sale, resulting in a gain of $3,353,843. The terms of the asset purchase agreement (the "Agreement") provide that the Company is entitled to royalties of 10% of the net sales (as defined in the Agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. Additionally, in accordance with the terms of the Agreement, MedChem assumed certain accounts payable and accrued expenses of the Company, totaling $643,622, which was recorded as deferred royalty income and has been reduced by royalties earned after October 1, 1995. Royalties of $138,745 on sales during the twelve-month period ended September 30, 1996 were offset against the deferred royalty income balance.

  A number of the Company's agreements with the Technion and Dimotech were assigned to MedChem in connection with the sale.


(NOTE I)-- RELATED PARTY:

  The Company incurred expenses of approximately $392,000, $91,700 and $402,000 in the years ended December 31, 1994, December 31, 1995 and December 31, 1996, respectively, for legal services rendered by a firm at which one of the partners is a director and a principal stockholder of the Company.

  In connection with the sale of the Sure-Closure System product line to MedChem, a fee of approximately $377,000 was paid to Furman Selz Incorporated in 1994, for advisory and investment banking services pursuant to an engagement agreement. Joel Gold, a director of the Company, was a managing director of Furman Selz Incorporated.

  In February 1997, the Company entered into a one-year consulting agreement with L.T. Lawrence & Co., Inc., an investment banking firm to provide certain advisory services to the Company. In addition to an annual consulting fee of $54,000, the Company has granted to L.T. Lawrence & Co., Inc. an option to purchase up to 150,000 shares of Common Stock at $6.00 per share. Joel Gold, a director of the Company, is an executive vice president of L.T. Lawrence & Co., Inc.


(NOTE J)-- 401(K) PLAN:

  Effective October 1992, the Company adopted a 401(k) pension plan available to all full time eligible employees. The Company at its discretion may make contributions to the plan. However, no such contributions have been made through December 31, 1996.