Form 10-Q
period 1997-03-31
LIFE MEDICAL SCIENCES INC
filed 1997-05-13
CIK 889428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

         (Mark One)

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March  31, 1997

                                      OR

         [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to__________

         Commission file number  0-20580

                           LIFE MEDICAL SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                   14-1745197
  (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                      379 THORNALL STREET, EDISON, NJ 08837
                    (Address of principal executive offices)
                                   (Zip Code)

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

  COMMON STOCK, $.001 PAR VALUE - 7,914,820 SHARES OUTSTANDING AT MAY 13, 1997

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Statements of Operations (unaudited) for the                       1
           three month periods ended March 31, 1996 and 1997

           Balance Sheets as of December 31, 1996                             2
           and March 31, 1997 (unaudited)

           Statements of Cash Flows (unaudited) for the                       3
           three month periods ended March 31, 1996 and 1997

           Notes to Financial Statements (unaudited)                          4

Item 2.  Management's Discussion and Analysis of Financial Condition          5
         and Results of Operations


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     7

         Signatures                                                           8

         Exhibit Index                                                        9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three months ended
                                                              March 31,
                                                   ----------------------------
                                                      1996               1997
                                                   -----------      -----------
Royalty income                                     $    62,205      $     9,139
                                                   -----------      -----------
Operating expenses:
  Research and development expenses                    541,285        1,132,712
  General and administrative expenses                  421,416          857,676
                                                   -----------      -----------
     Operating expenses                                962,701        1,990,388
                                                   -----------      -----------
(Loss) from operations                                (900,496)      (1,981,249)

Interest income                                         37,610          167,440
Interest expense                                          (736)            (999)
                                                   ===========      ===========
Net (loss)                                         $  (863,622)     $(1,814,808)
                                                   ===========      ===========

Net (loss) per share                               $     (0.16)     $     (0.23)
                                                   ===========      ===========

Weighted average shares outstanding                  5,446,386        7,914,820


                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS


                                                                                                                      (unaudited)
                                                                                                  December 31,          March 31,
                                                                                                 -------------       --------------
                                                                                                      1996                1997
                                                                                                 -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $ 11,235,976          $  7,995,012
  Short-term investments                                                                            3,041,993             4,776,175
  Other current assets                                                                                311,330               358,796
                                                                                                 ------------          ------------
        Total current assets                                                                       14,589,299            13,129,983

Furniture and equipment-at cost (less accumulated
  depreciation of $59,830 and $71,605)                                                                182,349               179,730
Deposits                                                                                               29,190                29,190
                                                                                                 ============          ============
        TOTAL                                                                                    $ 14,800,838          $ 13,338,903
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Capital lease obligation                                                                   $      6,798          $      6,968
      Accounts payable                                                                                111,265               145,648
      Accrued expenses                                                                                349,447               282,599
                                                                                                 ------------          ------------
            Total current liabilities                                                                 467,510               435,215

Capital lease obligation                                                                               34,128                32,321
Deferred royalty income                                                                               504,877               495,738
                                                                                                 ------------          ------------
            Total liabilities                                                                       1,006,515               963,274

Stockholders' equity:
      Preferred stock, $.01 par value; shares authorized - 5,000,000;
         none issued
      Common stock, $.001 par value; shares authorized -
         23,750,000; issued and outstanding - 7,914,820 and 7,914,820                                   7,915                 7,915
      Additional paid-in capital                                                                   33,951,059            34,347,173
      Accumulated deficit                                                                         (20,164,651)          (21,979,459)

                                                                                                 ------------          ------------
            Total stockholders' equity                                                             13,794,323            12,375,629
                                                                                                 ============          ============
            TOTAL                                                                                $ 14,800,838          $ 13,338,903
                                                                                                 ============          ============


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                         Three months ended
                                                                                                               March 31,
                                                                                                     ------------------------------
                                                                                                         1996               1997
                                                                                                     -----------       ------------
Cash flows from operating activities:
        Net (loss)                                                                                   $  (863,622)      $ (1,814,808)


        Adjustments to reconcile net (loss) to net cash provided
                  by (used in) operations:
                Depreciation                                                                               7,022             11,775
                Deferred royalty income                                                                  (44,215)            (9,139)

                Fair value of options issued as compensation                                                                412,252
                Changes in operating assets and liabilities:
                         (Increase) in other assets and deposits                                        (184,464)           (47,466)

                         Increase (decrease) in accounts payable and accrued expenses                    331,512            (32,465)

                                                                                                     -----------        -----------
                          Net cash (used in) operating activities                                       (753,767)        (1,479,851)

                                                                                                     -----------        -----------


Cash flows from investing activities:
        Purchase of equipment                                                                             (3,662)            (9,156)

        Purchase of investment securities                                                                                (1,734,182)

                                                                                                     -----------        -----------

                           Net cash (used in) investing activities                                        (3,662)        (1,743,338)

                                                                                                     -----------        -----------

Cash flows from financing activities:
        Payments on capitalized lease                                                                       (579)            (1,637)

        Proceeds from issuance of common stock upon exercise of options                                  163,119
        Deferred offering expenses of common stock to be issued                                         (229,281)
        Cost of registration of common stock previously issued                                                              (16,138)

                                                                                                     -----------        -----------

                           Net cash (used in) financing activities                                       (66,741)           (17,775)

                                                                                                     -----------        -----------

Net (decrease) in cash and cash equivalents                                                             (824,170)        (3,240,964)

Cash and cash equivalents at beginning of period                                                       3,827,530         11,235,976
                                                                                                     -----------        -----------

Cash and cash equivalents at end of period                                                           $ 3,003,360       $  7,995,012
                                                                                                     ===========       ============

                           LIFE MEDICAL SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       BASIS OF PRESENTATION

                  The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)       NET (LOSS) PER SHARE

                  The net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding options and warrants have not been considered since their effect would be antidilutive.

C)          OPTIONS

                   The Company applies APB Opinion 25 and related
         Interpretations in accounting for its options to employees. Although no compensation cost has been recognized for its stock option grants to employees, the Company has included stock based compensation costs associated with options granted under consulting agreements, in research and development expenses and general and administrative expenses of $81,123 and $331,129, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Life Medical Sciences, Inc. (the "Company") is engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived from its two proprietary platform technologies: (i) its in-situ (occurring on or at a body site) tissue culturing technology, and (ii) its bioresorbable polymer technology. Products currently under development focus on wound healing, stimulating hair regrowth, improving the success rate of autologous fat transplantation and preventing or reducing post-operative surgical adhesions.

         Since its inception, the Company has been engaged primarily in research and development of its technologies, commercialization of the Sure-ClosureTM System ("Sure-Closure") and organizational activities. In September 1993, the Company began selling the Sure-Closure products. The Company built and supported a direct sales organization calling on surgeons. In July 1994, the Company sold its Sure-Closure product line for initial payments aggregating $4 million plus a 10% royalty on net sales through June 2004. Following the sale of the Sure-Closure System, sales and marketing expenses were eliminated. To date, all revenue has been derived from sales of the Sure-Closure products or royalties thereon.

         Certain statements in this Form10-Q (the "Report") under this Item and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

RESULTS OF OPERATIONS

         The Company earned revenues from royalties on product sales of Sure-Closure of $9,139 and $62,205 for the three months ended March 31, 1997 and 1996, respectively. The royalty income recognized during the three month period ended March 31, 1997, represents royalties from Sure-Closure product sales of the fourth quarter of 1996.

         The Company incurred research and development expenses of $1,132,712 and $541,285 for the three months ended March 31, 1997 and 1996, respectively. The increase in the three month period ended March 31, 1997 compared to March 31, 1996 is due to increased spending for the preclinical and clinical studies of the bioresorbable polymer adhesion prevention products, and the clinical studies of the in-situ tissue culturing technology products; and increased expenditures supporting the management of the research and development function. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its in-situ tissue culturing technology products and bioresorbable polymer technology products and expand clinical trials for these and other products.

         General and administrative expenses, which consist of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $857,676 and $421,416 for the three months ended March 31, 1997 and 1996, respectively. The increase is attributable to salaries and related expenses associated with additional management. Additionally, a non-cash expense for stock based compensation costs of $331,129 was recorded during the three months ended March 31, 1997. There was no such expense during the corresponding period of 1996. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

         Interest income was $167,440 and $37,610 for the three months ended March 31, 1997 and 1996, respectively. The increase for the three months period ended March 31, 1997 is primarily attributable to an increased cash balance.

         Interest expense of $999 and $736 for the three months ended March 31, 1997 and 1996, respectively, was from a capital lease entered into to acquire office equipment.

         The Company's net loss was $1,814,808 and $863,622 for the three months ended March 31, 1997 and 1996, respectively. This increase is due primarily to the increased scale of operations. The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash, cash equivalents and short term investments of $12,771,187 and 14,277,969 at March 31, 1997 and December 31, 1996,
respectively. The decrease in cash from December 31, 1996 to March 31, 1997 results from expenditures made for funding the Company's operations which primarily consists of continued clinical trials, research and development costs, and commercialization of our product portfolio.

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

                         LIFE MEDICAL SCIENCES, INC.
                         (REGISTRANT)

   DATE: MAY 13, 1997    /S/ DONALD W. FALLON
                         ---------------------
                         DONALD W. FALLON

                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER
                         (Duly Authorized Officer & Principal
                           Financial Officer)

EXHIBIT NO.                        DESCRIPTION                          PAGE NO.
----------                         -----------                          --------
    27                        Financial Data Schedule