Form 10-Q
period 1997-06-30
LIFE MEDICAL SCIENCES INC
filed 1997-08-11
CIK 889428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              ------------------
                                   FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997

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
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

379 THORNALL STREET, EDISON, NEW JERSEY                         08837
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                (732) 494-0444
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES[ X ] NO[ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, $.001 PAR VALUE - 7,922,559 SHARES OUTSTANDING AT AUGUST 8,1997

                          LIFE MEDICAL SCIENCES, INC.

                                     INDEX

                                                                         PAGE

PART I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

           Condensed Statements of Operations (unaudited) for the          3
           three month and six month periods ended June 30, 1996 and 1997

           Condensed Balance Sheets as of December 31,                     4
           1996 and June 30, 1997 (unaudited)

           Condensed Statements of Cash Flows (unaudited) for the          5
           six month periods ended June 30, 1996 and 1997

           Notes to Condensed Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition       7
           and Results of Operations

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                9

Item 6. Exhibits and reports on Form 8-K                                   9

        Signatures                                                        10

        Exhibit Index                                                     11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                           ----------------------------    ----------------------------
                                                1996           1997             1996           1997
                                           -------------  -------------    -------------  -------------
   Royalty income                          $     28,921   $     23,619     $     91,126   $     32,758
                                           -------------  -------------    -------------  -------------

   Operating expenses:
     Research and development expenses          416,217      1,496,398          957,502      2,629,110
     General and administrative expenses        480,802        540,631          902,218      1,398,307
                                           -------------  -------------    -------------  -------------
        Operating expenses                      897,019      2,037,029        1,859,720      4,027,417
                                           -------------  -------------    -------------  -------------

   (Loss) from operations                      (868,098)    (2,013,410)      (1,768,594)    (3,994,659)
   Interest income                              121,728        155,967          159,338        323,407
   Interest expense                                (710)          (959)          (1,446)        (1,958)
                                           =============  =============    =============  =============
   Net (loss)                              $   (747,080)  $ (1,858,402)    $ (1,610,702)  $ (3,673,210)
                                           =============  =============    =============  =============

   Net (loss) per share                    $      (0.11)  $      (0.23)    $      (0.27)  $      (0.46)
                                           =============  =============    =============  =============

   Weighted average shares outstanding        6,676,765      7,916,861        6,061,575      7,915,846

                          LIFE MEDICAL SCIENCES, INC.

                                BALANCE SHEETS


                                                                                            (unaudited)
                                                                    DECEMBER 31,              JUNE 30
                                                                  -----------------     -----------------
                                                                          1996                 1997
                                                                  -----------------     -----------------
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                    $     11,235,976      $      5,418,773
     Short-term investments                                              3,041,993             5,844,600
     Other current assets                                                  311,330               469,076
                                                                  -----------------     -----------------
          Total current assets                                          14,589,299            11,732,449

   Furniture and equipment-at cost (less accumulated
     depreciation of $59,830 and $83,138)                                  182,349               170,077
   Deposits                                                                 29,190                13,312
                                                                  =================     =================
          TOTAL                                                   $     14,800,838      $     11,915,838
                                                                  =================     =================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Capital lease obligation                                     $          6,798      $          7,142
     Accounts payable                                                      111,265               161,870
     Accrued expenses                                                      349,447               653,747
                                                                  -----------------     -----------------
          Total current liabilities                                        467,510               822,759

   Capital lease obligation                                                 34,128                30,469
   Deferred royalty income                                                 504,877               472,119
                                                                  -----------------     -----------------
          Total liabilities                                              1,006,515             1,325,347
                                                                  -----------------     -----------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; shares
        authorized -  5,000,000;
        none issued
     Common stock, $.001 par value; shares authorized -
        23,750,000; issued and outstanding - 7,914,820
        and 7,922,559                                                        7,915                 7,923
     Additional paid-in capital                                         33,951,059            34,420,429
     Accumulated deficit                                               (20,164,651)          (23,837,861)
                                                                  -----------------     -----------------
          Total stockholders' equity                                    13,794,323            10,590,491
                                                                  =================     =================
          TOTAL                                                   $     14,800,838      $     11,915,838
                                                                  =================     =================

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ----------------------------
                                                                         1996            1997
                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                        $ (1,610,702)  $ (3,673,210)

   Adjustments to reconcile net (loss) to net cash (used in)
       operations:
     Depreciation                                                          14,174         23,308
     Deferred royalty income                                              (75,803)       (32,758)
     Fair value of options issued as compensation                                        515,981
     Changes in operating assets and liabilities:
       (Increase)  in other assets and deposits                          (242,736)      (141,868)
       Increase  in accounts payable and accrued expenses                 103,849        354,905
                                                                     -------------  -------------
          Net cash  (used in) operating activities                     (1,811,218)    (2,953,642)
                                                                     -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                  (11,464)       (11,036)
   Proceeds from maturity of investment securities                                     3,041,993
   Purchase of investment securities                                                  (5,844,600)
                                                                     -------------  -------------
          Net cash (used in) investing activities                         (11,464)    (2,813,643)
                                                                     -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capitalized lease                                           (1,181)        (3,315)
   Proceeds from issuance of common stock, net of expenses             13,675,962
   Cost of registration of common stock previously issued                                (46,603)
                                                                     -------------  -------------
          Net cash provided by (used in)  financing activities         13,674,781        (49,918)
                                                                     -------------  -------------

Net increase (decrease)  in cash and cash equivalents                  11,852,099     (5,817,203)
Cash and cash equivalents at beginning of period                        3,827,530     11,235,976
                                                                     -------------  -------------
Cash and cash equivalents at end of period                           $ 15,679,629   $  5,418,773
                                                                     =============  =============

                          LIFE MEDICAL SCIENCES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A)      BASIS OF PRESENTATION

               The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)      NET (LOSS) PER SHARE

               The net loss per share is computed using the weighted average number of common shares outstanding during each period. Outstanding options and warrants have not been considered since their effect would be antidilutive.

C)       OPTIONS

               The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. Although no compensation cost has been recognized for its stock option grants to employees, the Company has included stock based compensation costs associated with options previously granted under consulting agreements in research and development expenses and general and administrative expenses of $164,120 and $351,861, respectively, for the six month period ended June 30, 1997. No such expenses were recorded during the corresponding period for the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Life Medical Sciences, Inc. (the "Company") is engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived from its two proprietary platform technologies: (i) its polymer technology, and (ii) its in-situ (occurring on or at a body site) tissue culturing technology. Products currently under development focus on preventing or reducing post-operative surgical adhesions, wound healing, stimulating hair regrowth and improving the success rate of autologous fat transplantation.

        Since its inception, the Company has been engaged primarily in research and development of its technologies, commercialization of the Sure-ClosureTM System ("Sure-Closure") and organizational activities. In September 1993, the Company began selling its Sure-Closure products. In July 1994, the Company sold its Sure-Closure product line for initial payments aggregating $4 million plus a 10% royalty on net sales through June 2004. To date, all revenue has been derived from sales of the Sure-Closure products or royalties thereon.

        Certain statements in this Form 10-Q (the "Report") under this Item and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

RESULTS OF OPERATIONS

        The Company earned revenues from royalties on product sales of Sure-Closure of $23,619 and $32,758 for the three months and six months ended June 30, 1997, respectively, which compares to $28,921 and $91,126 for the corresponding periods of 1996. The royalty income recognized during the three month period ended June 30, 1997, represents royalties from Sure-Closure product sales during the first quarter of 1997.

        The Company incurred research and development expenses of $1,496,398 and $416,217 for the three months ended June 30, 1997 and 1996, respectively, and $2,629,110 and $957,502 for the six months ended June 30, 1997 and 1996, respectively. The increase in the three month and six month periods ended June 30, 1997 compared to June 30, 1996 is due to increased spending for the preclinical and clinical studies of the bioresorbable polymer adhesion prevention products, and the clinical studies of the in-situ tissue culturing technology products; and increased expenditures supporting the management of the research and development function. Subsequent to June 30, 1997, the Company terminated its multi-center venous stasis ulcer trial in Europe on Cariel. The termination of this trial, which was initiated earlier in 1997, will allow funds that would have been spent on continued venous stasis ulcer trials to be applied to advancing other development programs, including the application of Cariel in possible future clinical trials for diabetic ulcers and burns. Additionally, non-cash expenses for stock based compensation costs of $164,120 were recorded during the six month period ended June 30, 1997. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its bioresorbable polymer technology products and in-situ tissue culturing technology products and expand clinical trials for these and other products.

        General and administrative expenses, which consist primarily of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $540,631 and $480,802 for the three months ended June 30, 1997 and 1996 respectively, and $1,398,307 and $902,218 for the six months ended June 30, 1997 and 1996, respectively. The increases are attributable to expenses associated with additional personnel and increased expenses in connection with the investor relation and business development efforts. Additionally, non-cash expenses for stock based compensation costs of $351,861 were recorded during the six month period ended June 30, 1997. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

        Interest income was $155,967 and $121,728 for the three months ended June 30, 1997 and 1996, respectively and $323,407 and $159,338 for the six months ended June 30, 1997 and 1996, respectively. The increase for the periods is primarily attributable to an increased balance in cash and investments.

        Interest expense of $959 and $710 for the three months ended June 30, 1997 and 1996, respectively and $1,958 and $1,446 for the six months ended June 30, 1997 and 1996, respectively, was from a capital lease entered into to acquire office equipment for the Company.

        The Company's net loss was $1,858,402 and $747,080 for the three months ended June 30, 1997 and 1996, respectively, and $3,673,210 and $1,610,702 for the six months ended June 30, 1997 and 1996, respectively. These increases are due primarily to the increased scale of operations.

The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and investments available of $11,263,373 and $14,277,969 at June 30, 1997 and December 31, 1996, respectively. The decrease in cash and investments from December 31, 1996 to June 30, 1997 results from the expenditures made for funding the Company's operations which primarily consists of continued clinical trials, research and development costs, commercialization of the Company's product portfolio and administrative expenses.

        Although the Company believes that the available cash will be sufficient to meet its cash requirements for the next twelve months, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue the clinical development and commercialization of its products and to fund the growth that is expected to occur if any of its products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its products and additional public or private financing, including equity financing. Any additional equity financing may be dilutive to stockholders. There can be no assurance that such arrangements or financing will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

                          PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders of Life Medical Sciences, Inc. was held on June 3, 1997 (and June 18, 1997 with regards to the proposal to amend the Company's Amended and Restated 1992 Stock Option Plan).

        (b)  The following seven Directors were reelected at the Annual Meeting:

                        Edward A. Celano            Walter R. Maupay
                        Coy Eklund                  Dr. Herbert Moskowitz
                        Joel L. Gold                Irwin M. Rosenthal
                        Robert P. Hickey

        (c) The vote was as follows to approve the amendment to increase the number of shares with respect to which options and SAR's may be granted under the Company's Amended and Restated 1992 Stock Option Plan to 1,407,500 shares:

                      For             4,378,838
                      Against           568,689
                      Abstain            72,386

        (d) The vote was as follows for the ratification of Richard A. Eisner & Company, LLP as the Company's independent public accountants:

                      For             7,017,649
                      Against            25,700
                      Abstain            32,231

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      10.1          Amended and Restated 1992 Stock Option Plan
                                    of Registrant
                      27            Financial Data Schedule

             (b)      Reports on Form 8-k

                      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIFE MEDICAL SCIENCES, INC.
                                      (REGISTRANT)

DATE: AUGUST   8, 1997                /S/ DONALD W. FALLON
                                      ---------------------
                                      DONALD W. FALLON
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                      (Duly Authorized Officer & Principal
                                       Financial Officer)

                                 EXHIBIT INDEX

10.1   Amended and Restated 1992 Stock Option Plan for Registrant
27     Financial Data Schedule