Form 10-Q
period 1997-09-30
LIFE MEDICAL SCIENCES INC
filed 1997-11-12
CIK 889428

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              ------------------

                                   FORM 10-Q


     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1997

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



     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]   NO [    ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.001 PAR VALUE - 7,922,559 SHARES OUTSTANDING AT NOVEMBER 13,
                                      1997

                          LIFE MEDICAL SCIENCES, INC.



                                     INDEX

                                                                            PAGE

PART I -  FINANCIAL  INFORMATION

Item 1.   Financial Statements

            Condensed Statements of Operations (unaudited) for the            3
            three month and nine month periods ended September 30, 1996 and 1997

            Condensed Balance Sheets as of December 31,  1996                 4
            and September 30, 1997 (unaudited)

            Condensed Statements of Cash Flows (unaudited) for the            5
            nine month periods ended September 30, 1996 and 1997

            Notes to Condensed Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis of Financial Condition         7
            and Results of Operations


PART II - OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K                                    9

          Signatures                                                         10

          Exhibit Index                                                      11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                      -----------------------------------     -----------------------------------
                                                            1996               1997                 1996               1997
                                                      ----------------  -----------------     ----------------   ----------------
    Royalty income                                    $        36,085   $         17,299      $       127,211    $        50,057
                                                      ----------------  -----------------     ----------------   ----------------

    Operating expenses:

       Research and development expenses                      712,423          1,664,946            1,669,925          4,294,056
       General and administrative expenses                    426,953             28,792            1,329,171          1,427,099
                                                      ----------------  -----------------     ----------------   ----------------
         Operating expenses                                 1,139,376          1,693,738            2,999,096          5,721,155
                                                      ----------------  -----------------     ----------------   ----------------

    (Loss) from operations                                 (1,103,291)        (1,676,439)          (2,871,885)        (5,671,098)

    Interest income                                           196,303            131,816              355,641            455,223
    Interest expense                                             (685)              (917)              (2,131)            (2,875)
                                                      ================  =================     ================   ================
    Net (loss)                                        $      (907,673)  $     (1,545,540)     $    (2,518,375)   $    (5,218,750)
                                                      ================  =================     ================   ================


    Net (loss) per share                              $         (0.12)  $          (0.20)     $         (0.38)   $         (0.66)
                                                      ================  =================     ================   ================

    Weighted average shares outstanding                     7,847,497          7,922,559            6,661,228          7,918,108

                          LIFE MEDICAL SCIENCES, INC.

                                BALANCE SHEETS

                                                                                                                   (unaudited)
                                                                                        DECEMBER 31,              SEPTEMBER 30,
                                                                                  ---------------------      ---------------------
                                                                                            1996                       1997
                                                                                  ---------------------      ---------------------
    ASSETS

    CURRENT ASSETS:

       Cash and cash equivalents                                                  $         11,235,976       $          3,035,734
       Short-term investments                                                                3,041,993                  5,923,058
       Other current assets                                                                    311,330                    128,050
                                                                                  ---------------------      ---------------------
            Total current assets                                                            14,589,299                  9,086,842

    Furniture and equipment-at cost (less accumulated
       depreciation of $59,830 and $88,009)                                                    182,349                    807,354
    Deposits                                                                                    29,190                     13,312
                                                                                  =====================      =====================
            TOTAL                                                                 $         14,800,838       $          9,907,508
                                                                                  =====================      =====================


    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:

       Capital lease obligation                                                   $              6,798       $              7,320
       Accounts payable                                                                        111,265                    115,450
       Accrued expenses                                                                        349,447                    545,251
                                                                                  ---------------------      ---------------------
            Total current liabilities                                                          467,510                    668,021

    Capital lease obligation                                                                    34,128                     28,571
    Deferred royalty income                                                                    504,877                    454,820
                                                                                  ---------------------      ---------------------
            Total liabilities                                                                1,006,515                  1,151,412
                                                                                  ---------------------      ---------------------

    STOCKHOLDERS' EQUITY:

       Preferred stock, $.01 par value; shares authorized -  5,000,000;
         none issued

       Common stock, $.001 par value; shares authorized -
         23,750,000; issued and outstanding - 7,914,820 and 7,922,559                            7,915                      7,923
       Additional paid-in capital                                                           33,951,059                 34,131,574
       Accumulated deficit                                                                 (20,164,651)               (25,383,401)
                                                                                  ---------------------      ---------------------
            Total stockholders' equity                                                      13,794,323                  8,756,096
                                                                                  =====================      =====================
            TOTAL                                                                 $         14,800,838       $          9,907,508
                                                                                  =====================      =====================

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                           1996               1997
                                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss)                                                                       $    (2,518,375)   $    (5,218,750)

    Adjustments to reconcile net (loss) to net cash (used in) operations:
      Depreciation                                                                            21,582             35,814
      Deferred royalty income                                                               (111,888)           (50,057)
      Fair value of options issued as compensation                                                              229,512
      Changes in operating assets and liabilities:
         (Increase) decrease in other current assets                                        (255,826)           183,280
         (Increase) decrease in deposits                                                      (8,168)            15,878
         Increase in accounts payable, accrued expenses, and other liabilities               314,874            199,989
                                                                                     ----------------   ----------------
           Net cash  (used in) operating activities                                       (2,557,801)        (4,604,334)
                                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment                                                                    (30,116)          (661,557)
    Disposition of equipment                                                                                        738
    Proceeds from maturity of investment securities                                                           3,041,993
    Purchase of investment securities                                                                        (5,923,058)

                                                                                     ----------------   ----------------
           Net cash (used in) investing activities                                           (30,116)        (3,541,884)
                                                                                     ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on capitalized lease                                                             (1,812)            (5,035)
    Proceeds from issuance of common stock, net of expenses                               14,117,836
    Cost of registration of common stock previously issued                                                      (48,989)
                                                                                     ----------------   ----------------
           Net cash provided by (used in) financing activities                            14,116,024            (54,024)
                                                                                     ----------------   ----------------

Net increase (decrease)  in cash and cash equivalents                                     11,528,107         (8,200,242)
Cash and cash equivalents at beginning of period                                           3,827,530         11,235,976
                                                                                     ================   ================
Cash and cash equivalents at end of period                                           $    15,355,637    $     3,035,734
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

          Life Medical Sciences, Inc. (the "Company") is engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. The Company's proposed products are derived primarily from its two proprietary platform technologies: (i) its polymer technology, and (ii) its in-situ (occurring on or at a body site) tissue culturing technology. Products currently under development focus on preventing or reducing post-operative surgical adhesions, wound healing, stimulating hair regrowth, improving the success rate of autologous fat transplantation and diminishing the size, discoloration and discomfort of scars..

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

RESULTS OF OPERATIONS

     The Company earned revenues from royalties on product sales of Sure-Closure of $17,299 and $36,085 for the three months ended September 30, 1997 and 1996, respectively, and $50,057 and $127,211 for the nine months ended September 30, 1997 and 1996, respectively. The royalty income recognized during the three month period ended September 30, 1997 represents royalties from Sure-Closure product sales during the second quarter of 1997.

     The Company incurred research and development expenses of $1,664,946 and $712,423 for the three months ended September 30, 1997 and 1996, respectively, and $4,294,056 and $1,669,925 for the nine months ended September 30, 1997 and 1996, respectively. The increase in the three month and nine month periods ended September 30, 1997 compared to September 30, 1996 is due to increased spending for the preclinical and clinical studies of the bioresorbable polymer adhesion prevention products, the clinical studies of the in-situ tissue culturing technology products and scar management device; and increased expenditures supporting the management of the research and development function. During the third quarter of 1997, the Company terminated its multi-center venous stasis ulcer trial in Europe on Cariel. The termination of this trial, which was initiated earlier in 1997, will allow funds that would have been spent on continued venous stasis ulcer trials to be applied to advancing other development programs. Additionally, non-cash expenses for stock based compensation costs of $250,243 were recorded during the nine month period ended September 30, 1997. Research and development expenses are expected to continue to increase in future quarters as the Company continues to develop its bioresorbable polymer technology products and in-situ tissue culturing technology products and expand clinical trials for these and other products.

     General and administrative expenses, which consist primarily of compensation for management, professional fees, investor relations expenses and materials, consulting expenses and travel expenses, were $28,792 and $426,953 for the three months ended September 30, 1997 and 1996, respectively, and $1,427,099 and $1,329,171 for the nine months ended September 30, 1997 and 1996, respectively. The decrease for the three months ended September 30, 1997 is attributable to the reversal of a previously recorded non-cash expense for stock based compensation of $372,592. General and administrative expenses are expected to continue to increase in future quarters as the Company continues to increase its scale of operations.

     Interest income was $131,816 and $196,303 for the three months ended September 30, 1997 and 1996, respectively, and $455,223 and $355,641 for the nine months ended September 30, 1997 and 1996, respectively. The decrease for the three months period ended September 30, 1997 is primarily attributable to a decreased average cash balance. The increase for the nine months period ended September 30, 1997 is primarily attributable to an increased average cash balance due to the secondary offering of approximately $13.4 million net proceeds which occurred during the second quarter of 1996.

     Interest expense of $917 and $685 for the three months ended September 30, 1997 and 1996, respectively, and $2,875 and $2,131 for the nine months ended September 30, 1997 and 1996, respectively, was from a capital lease entered into to acquire office equipment for the Company.


     The Company's net loss was $1,545,540 and $907,673 for the three months ended September 30, 1997 and 1996, respectively, and $5,218,750 and $2,518,375 for the nine months ended September 30, 1997 and 1996, respectively. These increases are due primarily to the increased scale of operations. The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and investments available of $8,958,792 and $14,277,969 at September 30, 1997 and December 31, 1996, respectively. The decrease in cash and investments from December 31, 1996 to September 30, 1997 results from the expenditures made for funding the Company's operations which primarily consists of continued clinical trials, research and development costs, commercialization of the Company's product portfolio and administrative expenses.

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



                                    LIFE MEDICAL SCIENCES, INC.
                                    (REGISTRANT)




     DATE: NOVEMBER 13, 1997      /S/ DONALD W. FALLON
                                  --------------------------------
                                  DONALD W. FALLON
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                  TREASURER
                                  (Duly Authorized Officer & Principal
                                  Financial Officer)

                                 EXHIBIT INDEX



          27  Financial Data Schedule