Form 10-K
period 1997-12-31
LIFE MEDICAL SCIENCES INC
filed 1998-03-30
CIK 889428

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period              to
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

                                      NONE
                             (Title of each class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK--PAR VALUE $.001 PER SHARE
                                     UNITS
                          REDEEMABLE CLASS A WARRANTS
                          REDEEMABLE CLASS B WARRANTS
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $ 14.3 million.

     As of March 23, 1998, 7,922,559 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               INTRODUCTORY NOTE

     Life Medical Sciences, Inc., a Delaware corporation (the "Company"), is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.

     Certain statements in this Report on Form 10-K (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of material facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART I

Item 1.   Business

General

  Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 1997, the Company refocused its strategy as a biomaterials company developing bioresorbable polymers. The Company's proposed products are derived from its proprietary polymer technology. The Company's strategy is to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative surgical adhesions. The Company has also developed a line of novel silicone gel-filled cushions intended for the treatment of hypertrophic and keloid scars. The Company's proposed products are in various stages of clinical trials and preclinical studies.

  The Company's polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative surgical adhesions, as well as in consumer health and hygiene and industrial areas. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures (RepelTM) as well as in cardio-vascular surgery (Repel-CVTM), and bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures (ResolveTM) and orthopedic surgical procedures (Revisc TM).

  The Company was developing three products utilizing its in-situ tissue culturing technology: CarielTM, primarily for chronic wound healing; PilielTM, for stimulating hair regrowth and reducing hair loss; and LipoelTM, for improving the success rate of fat transplantation from a donor site to a recipient site in the same individual (autologous) for reconstructive or cosmetic surgery with long-term benefits. The Company's in-situ tissue culturing technology utilized proprietary, defined, serum-free combinations of nutrients and hormones which, when applied to the body, promoted cell growth by:
(i) directly supplying essential components required for cell growth; (ii) stimulating new blood vessel formation (angiogenesis); and (iii) increasing the flow of blood through existing vessels (vasodilation). During 1997, the Company terminated all clinical development efforts on these products since they did not yield the desired benefits to the intended user during clinical evaluation.

  The Company has begun marketing its Clinicel TM product line of uniquely designed silicone gel-filled cushions for the healing of problem scars which are applied to intact skin for diminishing the size, discoloration and associated discomfort of unsightly scars. The Company has launched a direct-to-consumer marketing campaign in the United States and is marketing the products internationally through a series of independent distributors.

  The Company's product development strategy is to maintain a relatively small core of scientists and researchers within the Company. The Company currently conducts substantially all of its research and product development through arrangements with specialized academic and industrial organizations which broaden the development capabilities of the Company. The Company has established contract manufacturing arrangements for each of its product lines. The Company will retain the marketing and distribution rights within the United States, but will seek joint venture, licensing or collaborative arrangements elsewhere.

  The Company previously developed and marketed the Sure-Closure SystemTM, a disposable wound closure device. As a result of a strategic decision to focus on the development and commercialization of its proposed products utilizing its platform technologies, the Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1996, Zimmer, Inc., a subsidiary of Bristol - Myers Squibb ("Zimmer"), acquired the Sure - Closure System from C.R. Bard. The Company receives a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004.

                    PROPOSED PRODUCTS AND STATUS OF TESTING

        Product           Platform Technology      Potential Therapeutic Application                   Status

Repel                     Polymer technology    Preventing or reducing post-             Completed Pilot clinical trials in
                                                operative surgical adhesions in          U.S.
                                                gynecological surgery (barrier film).

Repel - CV                Polymer technology    Preventing or reducing post-operative    IDE approval
                                                surgical adhesions in cardio-vascular
                                                surgeries  (barrier film).

Resolve                   Polymer technology    Preventing or reducing post-operative    Completed Preclinical trials
                                                surgical adhesion in gynecological and
                                                general surgeries (viscous
                                                formulation).

Revisc                    Polymer technology    Preventing or reducing post-operative    Preclinical trials
                                                surgical adhesions in orthopedic
                                                surgeries (viscous formulation).

Clinicel                  Silicone              Diminishing unsightly scars and          Marketed
                                                associated discomfort.



PROPRIETARY PLATFORM TECHNOLOGIES

 Polymer Technology

  The Company's polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength, and biocompatibility. Unlike many other polymer systems which may cause untoward responses, polymers derived from the Company's polymer technology are highly biocompatible and have not caused any undesirable tissue responses thus far. Medical applications include the prevention or reduction of post-operative surgical adhesions. In addition, potential medical implantable uses include resorbable sutures and drug delivery systems.

  Utilizing its polymer technology, the Company is currently developing Repel, a bioresorbable barrier film, for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures, Repel-CV, a bioresorbable barrier film, for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgical procedures, Resolve, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in ob/gyn and general surgical procedures and Revisc, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesives in orthopedic surgical procedures. See "Collaborative Agreements - Polymer Technology."

 In-Situ Tissue Culturing Technology

  During 1997, the Company terminated its European multi-center clinical trials for Cariel, its proposed product primarily for chronic would healing, and Piliel, its proposed product for stimulating hair regrowth and reducing hair loss. Additionally, the Company has suspended clinical development of Lipoel, its proposed product for improving the success of autologous fat transplantation. This was done to refocus the Company's resources on its more promising polymer technologies. See "Collaborative Agreements - In-Situ Tissue Culturing Technology."

Products


 Repel--Bioresorbable Adhesion Barrier Film
 Repel-CV-- Bioresorbable Adhesion Barrier Film
 Resolve--Bioresorbable Adhesion Barrier Coating
 Revisc--Bioresorbable Adhesion Barrier Coating

  Repel and Repel-CV are proprietary bioresorbable post-operative adhesion barrier films based on the Company's polymer technology. The Company is also developing Resolve and Revisc, post-operative adhesion barrier coatings (viscous
solution).   Repel, Repel-CV, Resolve and Revisc are intended to be used routinely during surgeries to prevent or reduce the formation of post-operative adhesions.

  Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility following gynecological surgery, serious complications during secondary cardiovascular surgical procedures, restricted limb motion following orthopedic surgery, and pain following any surgery. Moreover, adhesions that form as a result of surgery can increase the complexity, duration and risk of subsequent surgery. According to industry sources, in the United States, surgeons perform an estimated 440,000 abdominal operations annually to remove adhesions, and the annual cost in the United States for the removal of such adhesions is approximately $1.2 billion in inpatient treatment charges.

  According to industry data, adhesions occur in approximately 93% of abdominal surgeries, between 55% and 100% of gynecologic operations and are a common occurrence following open-heart procedures. However, as it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of Repel, Repel-CV, Resolve or Revisc. The Company is currently developing these products for applications in abdominal and gynecological (Repel and Resolve), orthopedic (Revisc) and cardiac (Repel-CV) surgeries. There are at least 4.5 million cardiac, gynecological, general and orthopedic surgeries performed in the United States each year.

  The Company believes that current products for the prevention or reduction of adhesions are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that Repel, Repel-CV, Resolve and Revisc may not suffer from these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or break-down products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that Repel, Repel-CV, Resolve and Revisc uniformly dissolve without forming particles and do not form break-down products, which could lead to untoward biological effects.

  The Company has conducted numerous randomized, controlled, preclinical studies of Repel, Repel-CV, Resolve and Revisc in the United States. The studies were designed to determine the incidence, extent and severity of abdominal, pericardial and tendon adhesions in animals following surgery without an adhesion barrier compared to their formation in animals following surgery and treatment with Repel, Repel-CV, Resolve and Revisc. Completed studies have shown that Repel, Repel-CV and Resolve eliminate or significantly reduce adhesions following surgery in animal models. Preclinical studies on Revisc have recently been initiated. These preclinical studies are preliminary and there can be no assurances that subsequent clinical trials will be successful or that Repel, Repel-CV, Resolve or Revisc will be commercialized.

  During 1997, the Company performed a pilot clinical trial for Repel in gynecological surgeries, at several sites in the United States. The trial was designed to test the safety and efficacy of Repel when applied to the anterior and posterior surfaces of the uterus following surgery. The trial results confirmed that Repel was safe, well tolerated and efficacious. During 1998, the Company intends to initiate a pivotal clinical trial in the United States and Europe on Repel as well as pilot clinical trials in the United States and Europe for Repel-CV. In early 1999, the Company anticipates initiating a pilot
clinical trial in the United States on Resolve in gynecological surgery.   See
"Collaborative Agreements - Polymer Technology."

 Clinicel--Topical Scar Resolution Device


  The Company received clearance from the United States Food and Drug Administration ("FDA") to market Clinicel, an externally worn silicone-based product to be applied to intact skin for diminishing unsightly scars and associated discomfort. Based on observations by clinical investigators, the Company believes that when placed on a scar, Clinicel may diminish the size of the scar, fade discoloration of the scar for better cosmetic results, as well as alleviate the itching and discomfort associated with the scar. The Company has recently launched the Clinicel product line through a direct-to-consumer marketing campaign in the United States and internationally through a select series of independent distributors. The initial product line consists of a convenient range of silicone gel-filled cushions, sized to address most types of scars. See "Collaborative Agreements - Clinicel. "



 The Sure-Closure System

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


  The Company commercialized the Sure-Closure System and introduced its first product, Sure-Closure I, to the United States market in September 1993. As a result of a strategic decision to focus on the development and commercialization of its proposed products utilizing its platform technologies, in July 1994 the Company sold the Sure-Closure System to MedChem. As part of this agreement, the Company receives a 10% royalty on net sales through June 2004. MedChem was subsequently acquired by C.R. Bard in 1995. The Sure-Closure System is currently marketed by Zimmer, following their acquisition of the Sure-Closure System from C.R. Bard in October 1996. See "Collaborative Agreements - Sure-Closure System."


Collaborative Agreements

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

  In consideration for the assignment of the patents and the patent applications, the granting of the licensing rights and the know-how, the research that Yissum agreed to procure pursuant to the Yissum Agreement and Yissum's performance of its obligations thereunder, the Company paid Yissum a fixed fee of $750,000 and is obligated to pay a royalty of five percent of all net sales of the Company's products under the Yissum Agreement up to a maximum amount of $5,500,000 in royalties during the term of the Yissum Agreement.

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

  In March 1996, pursuant to the Yissum Agreement, the Company paid Yissum $60,000 for conducting research relating to the development of surgical adhesion barriers. Effective as of October 1996 the Yissum Agreement was amended as it relates to the Company financing research at Yissum. The amendment provides a research term of five years from the date of the amendment and requires Yissum personnel to enter into confidentiality and non-competition agreements with the
Company.   Pursuant to the amendment, the Company paid Yissum approximately
$276,000 for the first twelve month period and expects to pay Yissum approximately $270,000 for the second twelve month period of the research term.

 Clinicel

  The Clinicel product line was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In July 1995, the Company entered into an agreement with Dimotech Ltd. (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech Ltd. ("Dimotech")with regard to Clinicel. Pursuant to the Dimotech Agreement, Dimotech has assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to Clinicel. Under the terms of the Dimotech Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company has agreed to favorably consider manufacturing in Israel the scar care products and to explore opportunities to do so.

  In consideration for the assignment of the rights to the patents, patent applications and know-how and in order to perform and finance the research and development to be conducted under the Dimotech Agreement, the Company has paid Dimotech an aggregate fixed fee of $25,935 and is obligated to pay a royalty of five percent of all net sales of Clinicel products during the term of the Dimotech Agreement.

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

 In-Situ Tissue Culturing Technology

  The in-situ tissue culturing technology was developed at the Rappaport Faculty. In June 1991, the Company entered into an agreement with Technion Research and Development Foundation, Ltd. (the "Technion") which was assigned to its wholly-owned subsidiary, Dimotech, and was amended in February 1994 and February 1996 (the "in-situ tissue culturing technology Agreement"). Pursuant to the in-situ tissue culturing technology Agreement, the Company agreed to finance the research and development conducted with regard to the in-situ tissue culturing technology. Pursuant to the in-situ tissue culturing technology Agreement, Technion has assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to this technology. Under the terms of the in-situ tissue culturing technology Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company has agreed to favorably consider manufacturing in Israel products resulting from its in-situ tissue culturing technology and to explore opportunities to do so.

  In consideration for the assignment of the rights to the patents, patent applications and know-how and in order to perform and finance the research to be conducted under the in-situ tissue culturing technology Agreement, the Company has paid Dimotech an aggregate fixed fee of $156,500 and is obligated to pay a royalty of five percent of all net sales of the Company's in-situ tissue culturing technology products up to a maximum amount of $5,500,000 in royalties during the term of the in-situ tissue culturing technology Agreement.

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

 Sure-Closure System

  The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will be deducted from royalty income beginning in 1996; and (iii) a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties, under the Skin Stretching Agreement, to MedChem, relieving the Company of any obligations under the Skin Stretching Agreement.

  In March 1994, the Company entered into an agreement with Technion and Dimotech, which amended the Skin-Stretching Agreement by providing certain conditions for release of the Company, by the Chief Scientist of the State of Israel, from the Company's obligation under the Skin-Stretching Agreement to manufacture skin stretching products in Israel. Pursuant to this agreement, the Chief Scientist agreed to permit manufacturing abroad subject to the following conditions: (i) the office of the Chief Scientist would receive a royalty of two percent (2%) of net sales of the Sure-Closure System in an aggregate amount not to exceed $120,000 in royalties; (ii) if more than 450,000 Sure-Closure Systems were sold in any year, the amount above 450,000 Sure-Closure Systems per year would be manufactured in Israel; and (iii) the Company would invest $50,000 per year, for the five-year period commencing on January 1, 1995, in research and development programs in Israel chosen by the Company. In connection with the sale of the Sure-Closure System to MedChem, MedChem agreed to assume the Company's obligations. The Company has invested an amount greater than $50,000 in research and development in Israel in each of 1995, 1996 and 1997, sales of the Sure-Closure System have not exceeded 450,000 Sure-Closure Systems and the Company has been informed that the 2% royalty on the sales of the Sure-Closure Systems has been paid to the Chief Scientist.


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

  In order to obtain FDA approval of a new drug, a biologic or device, companies must submit proof of safety and efficacy. In most cases such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and the Company may encounter significant difficulties or costs in its efforts to obtain FDA approvals which could delay or preclude the Company from marketing any product it may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies. See "Risk Factors - Risks Associated with Uncertainties of Clinical Trials."

  The conduct of non-clinical studies must be done in conformity with the FDA's good laboratory practice regulations. Clinical studies must comply with the FDA's regulations for institutional review board approval and for informed consent and, depending on the product, Investigational New Drug ("IND") or Investigational Device Exemption regulations. In addition, a variety of state and local permits are required under regulations relating to the Company's proposed laboratory activity.

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

  Products utilizing the Company's polymer technology are likely to be classified as Class III devices, requiring a PreMarket Approval ("PMA") application review process prior to commercial distribution in the United States.


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

  The federal Medicare/Medicaid anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, prescribers, purchasers of manufacturers' products, and parties, such as pharmacies, in a position to refer or recommend purchases. Under current law, federal courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services have stated that the statute may be violated if Aone purpose" (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations, or referrals. In August of 1994, the OIG issued a "Special Fraud Alert" describing pharmaceutical manufacturer promotional activities that may violate the statute. Further, the government has taken several significant enforcement actions under the statute against pharmaceutical manufacturers.

  There are six statutory exceptions to the basic prohibition against kickbacks. Such protected practices include properly disclosed discounts or other reductions in price, payments to bona fide employees, payments to group purchasing organizations, waiver of coinsurance for Medicare Part B services for certain individuals who qualify for certain Public Health Service programs, remuneration under certain risk-sharing arrangements, and payment practices set forth in regulations defining conduct that will not be subject to enforcement (i.e., the "safe harbors"). The OIG's safe harbor regulations contain further refinements of the statutory exceptions, and also contain safe harbors for, among other things, warranties, personal services contracts, and reductions in prices to health plans by contract health care providers. Although failure to satisfy all of the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that involve remuneration intended to induce prohibited purchases or recommendations may be subject to scrutiny if they do not qualify for the safe harbor. The Company's practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

  A number of states also have recently sought to regulate pharmaceutical promotion, and particularly manufacturer-sponsored incentives to promote the utilization of their products, through state consumer protection statutes. These laws generally prohibit unfair, deceptive, and misleading trade practices. In general, the states have challenged programs under which a pharmacy receives a financial incentive to dispense a particular product but does not disclose that incentive to the patient.

  Because of the breadth of these statutes, it is possible that some of the Company's business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on the Company's business and financial condition.

Patents and Proprietary Rights

  In connection with the polymer technology, the Company currently holds two issued United States patents, one Canadian patent and two Israeli patents relating to bioresorbable polymeric compounds and polyurethane polymeric compounds. The first United States patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The Company does not currently have comparable patent protection outside the United States for the bioresorbable polymeric compounds other than in Canada and in Israel. The second United States patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The two United States patents will remain in effect until June 2, 2008 and May 3, 2010, respectively, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office. The Company has one issued and one pending patent application in the United States pertaining to bioresorbable polymeric compounds used in adhesion prevention which will remain in effect until January 8, 2015, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office. The Company has filed for foreign protection on the bioresorbable polymeric compounds used in adhesion prevention.

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

  In connection with Piliel, the Company has filed two United States patent applications related to novel hair and nail growth compositions, methods for enhancing the growth of hair and nails and revitalizing skin. In addition, one of these patent applications is directed to methods for restoring the natural color of hair (follicular melanogenesis). The Company has filed for patent protection in Canada, Europe and Israel on Piliel.

  In connection with Lipoel, the Company has one issued United States patent directed to compositions and methods for enhancing fat transplantation for use in surgical and related cosmetic applications. The Company has filed for patent protection on Lipoel in Canada, Europe, Australia and Israel.

  There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. The Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technologies. While obtaining patents is deemed important by the Company, patents are not considered essential to the success of its business. However, if further patents do not issue from present or future patent applications, the Company may be subject to greater competition. In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored, or that others will not independently develop similar or superior technologies. To the extent that consultants, key employees, third parties involved in the Company's projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

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

  The Company has filed intent to use applications with the United States Patent and Trademark Office for the following trademarks: Cariel, Piliel, Lipoel, Repel, Resolve, Revisc and Clinicel.


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

 Repel, Repel-CV,  Resolve and Revisc

  Repel, Repel-CV, Resolve and Revisc are expected to compete with InterceedTM, a product of Johnson & Johnson, SeprafilmTM , a product of Genzyme Corp., and GoretexTM, a product of WL Gore. Several other companies including LifeCore Biomedical Inc., Gliatech Inc., Anika Therapeutics, Inc., Biomatrix Inc., Alliance Pharmaceuticals, Corp. and Focal Inc. are thought to be pursuing the development of products for the prevention of adhesions.

 Clinicel

    Clinicel is expected to compete with various treatment options currently on the market, such as silicone sheets, silicone gels and the use of corticosteriod injections.


MANUFACTURING

  The Company believes it currently has contracted for sufficient manufacturing capabilities to allow for production in quantities sufficient to support its anticipated needs.

  The Company intends to rely primarily on certain manufacturers to produce Repel, Repel-CV, Resolve, Revisc, Clinicel and other proposed products for testing and commercial production. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's products would be manufactured in a facility in compliance with regulatory requirements. The Company has engaged a third party to inspect the product formulated by the manufacturer for quality assurance purposes. The Company has been, and expects to continue to be, able to obtain all materials required for its production of its proposed products, although there can be no assurances thereof.


MARKETING AND SALES

  The Company will market its Clinicel products through advertisements in various periodicals and professional journals and establish distribution in various chain drug stores. Internationally, the Clinicel products will be marketed through a series of independent distributors. If the Company's proposed products from its polymer technology are successfully developed, the Company intends to establish an organization for the marketing and sale of these proposed products in the United States. The Company intends to seek joint venture, licensing or collaborative arrangements for the marketing and sale of these proposed products elsewhere in the world.

  If development of the Company's bioresorbable polymer products is completed, the Company will seek to have its products marketed and sold in European countries and the United States while concurrently seeking product registration in Japan. Products utilizing the Company's technologies are expected to be targeted to various segments in the medical community, including physicians, surgeons, and other care providers in both the institutional and home care markets. The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance of the Company's products as an alternative to other available products, among the medical community. Such acceptance will be substantially dependent on educating the medical community as to the distinctive characteristics and potential benefits of the Company's technologies and products. There can be no assurance that the efforts of the Company or others will be successful or that any of the Company's technologies or proposed products will receive the necessary acceptance by the medical community.

  The Company may, in the future, decide to change its marketing and distribution approach. Factors which may influence the Company's decision include, but are not limited to, market size, competition, capital requirements, projected return on investment, extent of necessary development and other barriers to entry which could confront the Company when attempting to penetrate certain markets.

PRODUCT LIABILITY AND INSURANCE

  The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials and commercial sales of its products providing coverage in an aggregate amount of $2,000,000.


HUMAN RESOURCES

  As of March 23 , 1998, the Company employed seven full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. The Company's employees are not a party to any collective bargaining agreement. The Company believes that it has good relations with its employees. The Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.


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


Adrian Barbul, M.D.      Dr. Adrian Barbul is Professor of Surgery, Johns
                         Hopkins Medical Institutions, and Associate Surgeon-in-
                         Chief, Sinai Hospital of Baltimore. Dr. Barbul is a clinical surgeon and also directs the Surgical Research
                         Laboratories at Sinai Hospital, as a National Institute of Health-funded investigator. Dr. Barbul's main research interests are in the area of soft tissue repair.


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


Alan H. DeCherney, M.D.  Dr. Alan DeCherney is Professor and Chairman,
                         Department of Obstetrics and Gynecology at UCLA School of Medicine. Prior to that, Dr. DeCherney was Louis E. Phaneuf Professor and Chairman of the Department of Obstetrics and Gynecology at Tufts University School of Medicine, and Chief of Obstetrics and Gynecology at the New England Medical Center. Prior to this, Dr. DeCherney was Director of the Division of Reproductive Endocrinology, and was John Slade Ely Professor of Obstetrics and Gynecology at Yale University School of Medicine. He has been President of the International Society of

                         Gynecologic Endoscopy, the Society of Assisted Reproductive Technologies, the Society of Reproductive Surgeons, the Society of Reproductive Endocrinologists, the American Society of Reproductive Medicine, and the Society of Gynecologic Investigation. Dr. DeCherney is a member of the American Board of Obstetrics and Gynecology, is an Associate Editor of the New England Medical Journal, and Editor of Assisted Reproductive Reviews. In 1987, Dr. DeCherney was recipient of the President's Achievement Award of the Society of Gynecologic Investigation.


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

Gere S. dizerega, M.D.   Dr. Gere D. diZerega is Professor, Department of
                         Obstetrics and Gynecology at Women's' Hospital,
                         University of Southern California Medical Center. Dr.
                         diZerega's area of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.

William H. Eaglstein,    Dr. William Eaglstein is Professor and
M.D.                     Chairman of the Department of Dermatology and Cutaneous
                         Surgery at the University of Miami School of Medicine.
                         Dr. Eaglstein's studies and theories on chronic ulcer pathogenesis have been a source of ideas and new hypotheses for many investigators in the field. His creation of the Wound Care Information Institute at the University of Miami was a stimulus and precursor to the national multidisciplinary Wound Healing Society, of which Dr. Eaglstein is a founding member.

Bernard Hirshowitz,      Dr. Bernard Hirshowitz is Professor Emeritus
M.D.                     of Plastic Surgery, The Bruce Rappaport Faculty of
                         Medicine, Technion-Israel Institute of Technology,
                         Haifa, Israel. Dr. Hirshowitz serves as consultant to one of the major Sick Benefits Funds of Israel, comparable to Blue Cross. Dr. Hirshowitz has held both positions since 1989. Dr. Hirshowitz developed the Sure-Closure System and was involved in the development of the Clinicel products.

Ella Lindenbaum, Ph.D.   Dr. Ella Lindenbaum is the Director of the Morphology
                         Research Unit, The Bruce Rappaport Faculty of Medicine,
                         Technion-Israel Institute of Technology, Haifa, Israel.
                         Dr. Lindenbaum is a cell biologist, whose work led to the development of Clinicel products and the in-situ tissue culturing technology.

Gary L. Loomis, Ph.D.    Dr. Gary Loomis is founder, president and senior
                         consultant of G. L. Loomis & Associates, Inc., a firm providing technical expertise in polymer science to a diverse international client base. Dr. Loomis is internationally renowned as an expert in the preparation, modification, evaluation and processing of polymers, especially bioresorbable polymers for medical devices and drug delivery applications.

Mehmet C. Oz, M.D.       Dr. Mehmet C. Oz is Irving Assistant Professor of
                         Surgery at Columbia University College of Physicians and Surgeons, New York and Director of The Assist
                         Device Program and attending surgeon of the Division of Cardiothoracic Surgery at Columbia-Presbyterian Medical
                         Center, New York.

Eric A. Rose,  M.D       Dr. Eric A. Rose is Chairman, Department of Surgery at
                         College of Physicians & Surgeons of Columbia
                         University, New York, Surgeon-in-Chief of Columbia-
                         Presbyterian Medical Center, New York and Director,
                         Cardio-Thoracic Services at St. Michael's Medical
                         Center, Newark, New Jersey.


HISTORY

  The Company is a Delaware corporation which was organized in August 1990 under the name BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992.


RISK FACTORS


RISK THAT TECHNOLOGIES OR PROPOSED PRODUCTS WILL NEVER BE SUCCESSFULLY DEVELOPED

   The Company's polymer technology and proposed products are still under development and are subject to the risks of failure inherent in the development of new technologies and products based on new technologies. The Company's polymer technology and proposed products will require significant further research, development and testing, including extensive clinical testing and regulatory approval, prior to commercial use. Unsuccessful results from clinical trials of the Company's proposed products or adverse findings with respect to these products could adversely affect some or all of the Company's proposed products. No assurance can be given that such proposed products will prove to be safe, efficacious and non-toxic, receive requisite regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufactured on a large scale, be economical to market, be accepted by the marketplace, or generate sufficient revenues to support future research and development programs. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products.



RISKS ASSOCIATED WITH UNCERTAINTIES OF CLINICAL TRIALS


   The Company is required to obtain approval from the FDA prior to marketing its proposed therapeutic products in the United States and the approval of foreign regulatory authorities to commercialize its proposed products in other countries. To obtain such approvals, the Company is required to prove the safety and efficacy of its proposed products through extensive preclinical studies and clinical trials. The Company is in various stages of such testing. The completion of any of the Company's clinical trials is dependent upon many factors including the rate of patient enrollment and the heterogeneity of the patients and indications to be treated. Delays in patient enrollment, as well as the heterogeneity of patients and indications to be treated, may result in increased trial costs and delays in FDA submissions, which could have a material adverse effect on the Company.


   A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its proposed products, such results may not be predictive of results that will ultimately be obtained in or throughout such preclinical studies and clinical trials. There can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay or suspend its clinical trials, that the clinical trials of its proposed products will be completed at all, that such testing will ultimately demonstrate the safety or efficacy of such proposed products or that any proposed products will receive regulatory approval on a timely basis, if at all. If any such problems occur, it could have a material adverse affect on the Company.


CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; LOSS ON SALE OR MERGER


   Although the Company believes that available cash will be sufficient to meet its cash requirements through 1998, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If the Company is not able to raise additional funds as needed to continue its research and development programs and for its intended manufacturing and marketing efforts, it may become necessary for the Company to attempt to be merged or sold in whole or in part with or to another entity. There can be no assurance that such a sale or merger would be available, but if it were, the proceeds to the Company or its stockholders from such a sale or merger could be substantially less than the amount invested by stockholders in the Company, resulting in significant losses to the stockholders on their investment in the Company's securities.


LIMITED OPERATING HISTORY; HISTORY OF LOSSES


   The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, the

Company has incurred significant net losses from its inception. The Company experienced net losses of $2,797,000, $3,830,000 and $7,666,000 for the years ended December 31, 1995, 1996 and 1997 respectively. At December 31, 1997, the Company had an accumulated deficit of $27,831,000 which has increased since that date. The Company continues to expend substantial financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology; (ii) commercialization of its Clinicel product line and other proposed products; (iii) research, development and testing of other proposed products; and (iv) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.


NO ASSURANCE OF REGULATORY APPROVALS; POTENTIAL DELAYS

   The Company's proposed products will be subject to regulation by the FDA and comparable agencies in foreign countries. The regulatory approval process often takes a number of years and requires the expenditure of substantial funds. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, recordkeeping and reporting requirements for new drugs, medical devices, biologics and cosmetics. In addition, there can be no assurance that government regulations applicable to the Company's products or the interpretation of those regulations will not change and thereby prevent the Company from marketing some or all of its products temporarily or permanently. There can be no assurance that any proposed products that may be developed by the Company will be able to satisfy the current requirements and regulations of the FDA or comparable foreign agencies. There can be no assurance that the Company's proposed products will ever obtain the regulatory clearance or approval required for marketing. Products utilizing the Company's polymer technology are likely to be regulated by the FDA as medical devices.


   Whether or not FDA approval has been obtained, approval of a drug by comparable regulatory authorities in other countries must be obtained prior to marketing the product in those countries. The approval process varies by country and the time required may be longer or shorter than that required for FDA approval. Approval of a drug for sale in one country does not ensure approval in other countries. The results of Phase I or Phase II studies are not necessarily indicative of the efficacy or safety of a drug candidate for human therapeutic use. There can be no assurance that clinical testing will provide evidence of safety and efficacy in humans or that regulatory approvals will be granted for any of the Company's products. Manufacturers of therapeutic products are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. Failures to obtain or delays in obtaining regulatory approvals would adversely affect the manufacturing and marketing of the Company's products, the Company's financial position and the Company's revenues or royalties. When and if approvals are granted, the Company, the approved drug, the manufacture of such drug and the facilities in which such drug is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to healthcare reform and product pricing, cannot be predicted.



PATENTS AND PROPRIETARY RIGHTS; NO ASSURANCE OF ENFORCEABILITY OR SIGNIFICANT COMPETITIVE ADVANTAGE


   The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and any proposed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns three United States patents, one Canadian patent and two Israeli patents relating to its polymer technology. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. While obtaining patents is deemed important by the Company, patents are not considered essential to the success of its business. However, if further patents do not issue from present or future patent applications, the Company may be subject to greater competition. The Company also relies on trade secrets and other unpatented proprietary technology to protect its innovations. There can be no assurance that the Company can meaningfully protect its rights in such unpatented technology, or that others will not independently develop substantially equivalent or superior products and processes or otherwise gain access to the Company's technologies, that trade secrets will be established or that secrecy obligations will be honored. To the extent that consultants, key employees, third parties involved in the Company's projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.


   The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements with its employees, consultants, advisors, collaborators and others. There can be no assurance that these agreements will not be violated by the other parties, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. The Company has relationships with a number of consultants who are employed by organizations other than the Company. These persons may have consulting, employment or advisory arrangements with other entities that may conflict or compete with their obligations to the Company. Consultants generally sign agreements that provide for confidentiality of the Company's proprietary information and results of studies. There can be no assurance, however, that the Company will, in connection with every relationship, be able to maintain the confidentiality of the Company's technology, dissemination of which could have a material adverse effect on the Company. To the extent that the Company's scientific consultants develop inventions or processes independently that may be applicable to the Company's proposed products, disputes may arise as to the ownership of the proprietary rights to such information. Such inventions or processes will not necessarily become the property of the Company, but may remain the property of such persons or their full-time employers. The Company could be required to make payments to the owners of such inventions or processes, either in the form of cash, equity or a combination thereof. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.


POTENTIAL DEPENDENCE ON REIMBURSEMENT


   Successful commercialization of the Company's proposed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage raise the issue of whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payors and may depend on the setting in which a product is used.


   There are numerous governmental third-party payors. Medicare is a federally funded health insurance for persons age 65 or older, who have end stage renal disease, or otherwise qualify by virtue of a disability. Medicare is the largest single health insurance program in the United States. Medicaid is a joint federal-state welfare program to provide health services to the indigent. The Department of Veterans Affairs provides a variety of medical services to veterans both directly and through arrangements with private health care providers. The Civilian Health and Medical Program for the Uniformed Services pays for care and services furnished to dependents of members of the armed forces. There are also numerous private health insurance plans, including private nonprofit insurers (e.g., Blue Cross and Blue Shield plans), commercial insurers, and various types of managed care organizations.

   Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that adequate third-party reimbursement will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and payment levels for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and payment levels are not provided by government and third-party payors for the Company's proposed products, the market acceptance of these products would be adversely affected. Failure of the Company's proposed products to be adequately reimbursed by third-party payors could have a material adverse effect on the Company.


UNCERTAIN MARKET ACCEPTANCE OF PROPOSED PRODUCTS


   The Company's future growth and profitability will depend, in large part, on the acceptance by the medical community of the Company's proposed products. This acceptance will be substantially dependent on educating the medical community as to the full capabilities, distinctive characteristics, perceived benefits and clinical efficacy of the Company's proposed products. There can be no assurance that the Company's efforts or those of others will be successful or that any of the Company's proposed products will receive the necessary market acceptance. Failure of the Company's proposed products to gain market acceptance would have a material adverse effect on the Company.


RISK OF NOT OBTAINING ADDITIONAL MANUFACTURING FACILITIES AND EXPERIENCED MANUFACTURING PERSONNEL AND/OR ESTABLISHING MANUFACTURING ARRANGEMENTS WITH OTHERS


   The Company believes it currently has contracted for sufficient manufacturing capabilities to allow for production of its proposed products in quantities sufficient to support its current commercial needs and clinical programs. The Company intends to seek out contracts to obtain additional manufacturing capabilities to allow for increased production of its proposed products in quantities sufficient to support its anticipated needs. To be successful, however, the Company must be capable of manufacturing or contracting for the manufacture of its products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. The Company may enter into additional contractual arrangements to manufacture its proposed products at such time, if ever, that such products are successfully developed. There can be no assurance that the Company will be able to enter into any such arrangements on acceptable terms, or at all, or that any manufacturer will be able to meet any demand for such products on a timely basis. The Company may manufacture its proposed products directly at such time, if ever, that such products are successfully developed. The Company has no experience with the direct manufacture of these proposed products although certain of the Company's officers have had experience in similar activities for other companies. The manufacture of these proposed products is complex and difficult, and will require the Company to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. There can be no assurance that experienced personnel can be attracted to or retained by the Company, or that the Company will be able to obtain the financing necessary to manufacture these products directly.


DEPENDENCE UPON SUPPLIERS


   The Company is dependent upon subcontractors to manufacture and deliver certain components of its proposed products in a timely and satisfactory manner. Failure to procure such components or any interruption in the supply of such components could have a material adverse effect on the Company.

RELIANCE ON ARRANGEMENTS WITH OTHERS; LIMITED MARKETING AND SALES EXPERIENCE


   The Company has limited experience in marketing and sales although certain of the Company's officers have had experience in similar activities for other companies. If any of the Company's proposed products are successfully developed, the Company may rely on joint venture, licensing or collaborative arrangements for marketing and selling such proposed products in certain geographic markets. No agreements have been entered into and there can be no assurance that the Company will be successful in establishing such arrangements, or that its co-venturer, licensee or collaborator in such arrangements will be successful in marketing and selling such products. These arrangements may result in the lack of control by the Company over the marketing and selling of its proposed products. The Company may choose to market and sell such products directly and, to do so, the Company would have to develop a specialized marketing and sales force with technical expertise. There can be no assurance that the Company will be able to build such a marketing or sales force, that the cost of establishing such a marketing or sales force will not exceed any product revenues, or that the Company's direct sales and marketing efforts will be successful. In addition, the Company will compete with many other companies that currently have extensive and well-funded marketing and sales operations.


RISK OF TERMINATION OF, OR LOSS OF RIGHTS TO, TECHNOLOGIES UNDER AGREEMENTS WITH OTHERS


   The Company has acquired the rights to its technologies pursuant to agreements with research institutions. Such agreements contain provisions requiring the Company, among other things, to develop, commercialize and/or market products, to achieve minimum sales and/or income levels within certain periods of time, to meet minimum funding requirements and to make royalty payments in order to maintain the patents and other rights granted thereunder. In addition, the patents and proprietary rights revert to the grantor on certain dates and/or upon the occurrence of certain conditions. In the event that certain patents and proprietary rights were to revert to the grantor, it would have a material adverse affect on the Company.


DEPENDENCE UPON THIRD PARTIES FOR CLINICAL DEVELOPMENT OF PROPOSED PRODUCTS


   The Company may enter into strategic alliances for the clinical development of certain of its proposed products. There can be no assurance that the Company will be successful in obtaining satisfactory agreements with strategic partners. In addition, there can be no assurance that the interests and motivations of any strategic partner would be or remain consistent with those of the Company or that such partner would successfully perform its obligations.


COMPETITION AND TECHNOLOGICAL OBSOLESCENCE


   The Company is engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Many of these companies have substantially greater capital resources, research and development staffs, facilities and experience in obtaining regulatory approvals than the Company as well as substantially more experience than the Company in the manufacturing, marketing and sale of products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. In addition, recently developed technologies or technologies that may be developed in the future are, or may be, the basis for competitive products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective and/or less costly than those being developed by the Company, thereby rendering the Company's technologies not competitive or obsolete. The Company's proposed products may become obsolete before the Company can obtain approval to market them or before it can recoup related research and development or commercialization expenses. Competitors may also be more successful than the Company in production and marketing.

   The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products, obtain required government approvals on a timely basis, develop and manufacture its proposed products on a cost-effective basis and successfully market its products. There can be no assurance that the Company's proposed products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere.


ANTI-KICKBACK AND FRAUD AND ABUSE LAWS


   Several types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These include anti-kickback statutes and consumer protection laws prohibiting unfair or deceptive trade practices.


   The federal Medicare/Medicaid anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering any service or item payable under Medicare, Medicaid or certain other federally funded state health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, prescribers, purchasers of manufacturers' products, and parties, such as pharmacies, in a position to refer or recommend purchases.


   There are six statutory exceptions to the basic prohibition against kickbacks. Such protected practices include properly disclosed discounts or other reductions in price, payments to bona fide employees, payments to group purchasing organizations, waivers of coinsurance for Medicare Part B services for certain individuals who qualify for certain Public Health Service programs, remuneration under certain risk-sharing arrangements and payment practices set forth in regulations defining conduct that will not be subject to enforcement (i.e., the "safe harbors"). The federal safe harbor regulations contain further refinements of the statutory exceptions, and also contain safe harbors for, among other things, warranties, personal services contracts, and reductions in prices to health plans by contract health care providers. Although failure to satisfy all of the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that involve remuneration intended to induce prohibited purchases or recommendations may be subject to scrutiny if they do not qualify for the safe harbor. The Company's practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.


   Several states also have statutes or regulations similar to the federal Medicare/Medicaid anti-kickback statute, including some laws which apply regardless of whether payment for the services in question may be made under Medicare, Medicaid or state health programs. A number of states also have recently sought to regulate pharmaceutical promotion - and particularly manufacturer-sponsored incentives to promote the utilization of their products - through state consumer protection statutes.


   Because of the breadth of these statutes, it is possible that some of the Company's business activities could be subject to challenge under one or more of such laws.


RISK OF USING HAZARDOUS MATERIALS


   Medical and biopharmaceutical research and development involves the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that all of its current contractors comply and future contractors will comply with safety procedures for handling and disposing of such materials under the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from those materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environment control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations, or any assurance that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws, rules, regulations or policies.

DEPENDENCE UPON ATTRACTION AND RETENTION OF KEY PERSONNEL AND CONSULTANTS


   The Company is dependent upon a limited number of key management, scientific and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. In addition, the Company relies upon consultants and advisors to assist the Company in formulating its research and development strategies, testing and manufacturing and marketing-related issues. All of the Company's consultants and advisors are employed outside the Company and may have commitments or consulting or advisory contracts with other entities.


RISK OF PRODUCT LIABILITY CLAIMS; INSURANCE


   The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's proposed products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's proposed products, if any, that receive regulatory approval for commercial sales. The Company currently has limited product liability insurance coverage for the use of its proposed products in clinical trials and for the commercial sale of Clinicel. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or be able to maintain the current level of insurance. Further, there can be no assurance that a product liability claim would not materially adversely affect the Company. A product liability or other judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.


RISK INHERENT IN INTERNATIONAL SALES AND OPERATIONS


   The Company intends to sell its proposed products outside of the United States, as well as domestically. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the imposition of governmental controls, regulation of medical devices and other medical products, export license requirements, political instability, trade restrictions, changes in tariffs, exchange rate fluctuations and difficulties in managing international operations.


ANTI-TAKEOVER PROVISIONS


   The Company's Restated Certificate of Incorporation, as amended authorizes the issuance of a maximum of 5,000,000 shares of preferred stock ("Preferred Stock") on terms that may be fixed by the Company's Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. No Preferred Stock has been issued to date and the Company has no current plans to issue Preferred Stock. The issuance of Preferred Stock could make the possible takeover of the Company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, the Company is subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control.

SHARES ELIGIBLE FOR FUTURE SALE; OUTSTANDING WARRANTS AND OPTIONS; REGISTRATION RIGHTS


   Of the Company's 7,922,559 shares of Common Stock currently outstanding, 1,807,872 shares are "restricted securities," as defined in Rule 144 of the Securities Act, and under certain circumstances may be sold without registration pursuant to Rule 144. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Common Stock. Any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect on the market price of the Common Stock. The "restricted securities" are eligible for sale under Rule 144.


   The Company has outstanding (i) Class A Warrants and Class B Warrants, which could result in the issuance of 4,768,059 additional shares of Common Stock,
(ii) 1,150,000 shares of Common Stock issuable upon exercise of options which have been granted under the Company's Amended and Restated 1992 Stock Option Plan (the "Plan"), and (iii) approximately 725,000 shares of Common Stock issuable upon exercise of currently outstanding options granted outside the Plan. In connection with the public offering in May 1996, the Company sold to the underwriter of that offering, a warrant to purchase 200,000 shares of Common Stock. Such warrant is exercisable for a period of five years, commencing May 3, 1998 and has an exercise price of $7.95 per share. The foregoing options and warrants are likely to be exercised at a time when the Company might be able to obtain additional equity capital on more favorable terms. While these options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. The Company cannot predict the effect, if any, that market sales of Common Stock, the exercise of options or warrants or the availability of such Common Stock for sale will have on the market price prevailing from time to time. In addition, if the exercise price of options or warrants are adjusted downward, such options or warrants may be exercised sooner than otherwise with a resulting increase in the number of shares of Common Stock available for sale on the market.


POSSIBLE VOLATILITY OF STOCK PRICE


   The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock and the Class A and Class B Warrants has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, shortfalls in revenue or earnings from levels expected by securities analysts, announcements of technological innovations or new products by the Company or its competitors, governmental regulations, developments with respect to patents or proprietary rights, litigation, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock and the Warrants.


RISK OF NO DIVIDENDS


   The Company has never declared or paid any cash dividends on the Common Stock. There is a risk that the Company may never declare or pay any dividends on the Common Stock.

ITEM 2.  PROPERTIES

  The Company's executive offices are located in an aggregate of approximately 3,550 square feet of office space in Edison, New Jersey, pursuant to an operating lease for the period of November 1996 to November 2001. The lease provides for an annual fixed rent of approximately $80,000 per year for the five year term, and for the payment of certain operating expenses.

  The Company's research and development activities and clinical studies are currently conducted at various hospitals and universities in the United States and certain European countries. The Company believes that these facilities are adequate for its current research and development needs. The Company will be required to add additional sites in connection with its expanded development and testing activities. Currently the Company utilizes contract manufacturing organizations to produce its proposed products for research and development activities, clinical studies and for commercial sale.



ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of the Company

  The Company's executive officers are as follows:

             NAME                 Age               Positions with the Company
-------------------------------  -----  ---------------------------------------------------
Dr. Herbert Moskowitz..........     57  Chairman of the Board of Directors
Robert P. Hickey...............     52  President and Chief Executive Officer
Eli Pines, Ph.D................     52  Vice President and Chief Scientific Officer
Donald W. Fallon...............     43  Vice President, Chief Financial Officer and
                                        Treasurer


  Dr. Herbert Moskowitz is a co-founder of the Company and is currently the Chairman of the Board of Directors. Dr. Moskowitz has served as Chairman of the Board, President and Chief Executive Officer at various periods since the Company's inception in 1990. Dr. Moskowitz is also president, director and a principal stockholder of Magar Inc., a private investment firm. Magar Inc. is a principal stockholder of the Company. He is a co-founder of Advanced Tissue Sciences, Inc., a publicly traded medical technology company, and at various periods from 1986 to 1989 served as director, chairman of the board, president and chief executive officer. Dr. Moskowitz, a former practicing dentist, has been active in the healthcare field since 1958.

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

  Eli Pines, Ph.D. has served as a Vice President and the Chief Scientific Officer of the Company since June 1995. From June 1992 to June 1995 Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventeen years by Johnson & Johnson, where his last position was director of new products research and development with worldwide responsibilities for the Surgical Specialty Division of Johnson & Johnson Medical, Inc. Dr. Pines received a BS in Chemistry from Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The Rockefeller University from 1972 to 1974.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(a)  Market Information

     The Company's Common Stock, Units, Class A Warrants, and Class B Warrants have traded separately on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbols CHAI, CHAIU, CHAIW, and CHAIZ, respectively, since September 22, 1992. Effective November 14, 1997, the Units were deleted from The Nasdaq Stock Market because there were no active market makers registered to trade the securities. The following sets forth the quarterly high and low sales price for the periods presented as reported by The Nasdaq Stock Market.


                                                                            Class A               Class B
                              Common Stock             Unit                 Warrant               Warrant
                               Price Sales          Sales Price           Sales Price            Sales Price
                             ---------------       --------------       ----------------       -----------------
                             High       Low        High      Low        High       Low          High        Low
                             ----       ----       ----      ----       ----      ------       ------      -----
Fiscal Year Ended December
 31, 1996
   First Quarter............  $11 3/8   $6 1/2      $18 1/2   $13 1/4    $5 1/4    $2 7/8       $2 3/4      $  1 15/16
   Second Quarter...........    9 3/4    6 3/4       15        12         4 7/8     3 1/4        2 3/8         1 7/8
   Third Quarter............    8 1/8    6           12 1/2    11         4 7/8     3            2 3/16        1 3/8
   Fourth Quarter...........    7 1/8    4 1/8       10 1/2    7          3 1/4     1 15/32      1 19/32       1

Fiscal Year Ended December
 31, 1997
   First Quarter............    7 3/16   3 1/4       10 1/2    6          3         1 3/8        1 5/16          5/8
   Second Quarter...........    5 1/4    3            7 1/2    6          2 1/4     1 5/16         15/16         1/2
   Third Quarter............    5 1/8    3 1/8        8        6          2 15/16   1 1/4        1               3/8
   Fourth Quarter...........    5 3/4    1 3/8        6        5 1/2      2 1/4       3/8        1               1/4

Fiscal Year Ended
 December 31, 1998
   January 1 through
   March 23 , 1998              2 1/4    1                                  5/8       3/16         1/4           1/16

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

(b)  Approximate Number of Equity Securities Holders

     As of March 23, 1998 the number of holders of record of the Company's Common Stock was 163. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 400.

(c)  Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

  The selected financial data presented below (in thousands, except per share data), as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, have been derived from audited financial statements of the Company. The financial statements of the Company as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10-K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.



                                                                Year Ended December 31,
                                        ---------------------------------------------------------------------
                                            1993            1994           1995          1996          1997
                                        ------------    -----------    ----------    ----------    ----------
Statement of Operations Data:
Revenues:
  Product sales                              $   265       $ 1,496      $              $              $
  Royalty Income                                                            245            155              64
Operating expenses:
  Cost of sales                                   52           551
  Research and development                     2,493         2,013        1,994          2,779           6,271
  Sales and marketing                          2,209         2,931
  General and administrative                   2,508         2,791        1,231          1,743           2,012
                                             -------       -------      -------        -------         -------
    Operating expenses                         7,262         8,286        3,225          4,522           8,283
                                             -------       -------      -------        -------         -------
(Loss) from operations                        (6,997)       (6,790)      (2,980)        (4,367)         (8,219)
Interest income                                  132            78          183            540             557
Interest expense                                 (51)          (41)                         (3)             (4)
Gain on sale of the Sure-Closure                             3,354
    System
                                             -------       -------      -------        -------         -------
Net (loss)                                   $(6,916)      $(3,399)     $(2,797)       $(3,830)        $(7,666)
                                             =======       =======      =======        =======         =======
Net (loss) per share                         $ (2.05)        $(.84)     $  (.58)       $  (.55)        $  (.97)
                                             =======       =======      =======        =======         =======
Weighted average shares                      3,372           4,061        4,820          6,976           7,919
          outstanding


                                                                  December  31,
                                             ------------------------------------------------------
                                              1993       1994       1995       1996        1997
                                             ---------  ---------  ---------  ----------  ---------
Balance Sheet Data:
Cash ,  cash equivalents and  investments..  $  6,177   $  1,980   $  3,828   $  14,278   $  7,569
Working capital............................     5,458      2,794      3,657      14,121      5,975
Total assets...............................     6,737      3,234      3,964      14,801      7,786
Total liabilities..........................     1,738        997        864       1,007      1,621
Accumulated deficit........................   (10,139)   (13,538)   (16,335)    (20,165)   (27,831)
Stockholders' equity.......................     4,999      2,237      3,100      13,794      6,165


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      Condition And Results of Operations

Financial Overview

  Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, commercialization of the Sure-Closure System and organizational activities. In July 1994, the Company sold the Sure-Closure System and focused its resources primarily on development of its in-situ tissue culturing technology and bioresorbable polymer technology as well as proposed products to be derived from such technologies. During the second half of 1997, the Company concluded that its in-situ tissue culturing technology products in clinical trials would not yield the desired benefits and therefore revised its strategy to concentrate its resources on the proposed products based on its bioresorbable polymer technology. All revenue to date has been derived from sales of the Sure-Closure System or the royalties thereon.


RESULTS OF OPERATIONS

 1996 vs. 1997

  The Company had revenue of $155,000 and $64,000 from royalties on sales of the Sure-Closure System for the fiscal years ended December 31, 1996 and 1997, respectively. The reduction in royalties from 1996 to 1997 can be attributed to the reduced sales of the Sure-Closure System.

  The Company incurred research and development expenses of $2,779,000 and $6,271,000 for the fiscal years ended December 31, 1996 and 1997, respectively. This increase can be attributed to increased spending for the development, pre-clinical and clinical studies and manufacturing development of bioresorbable polymer adhesion prevention products, conduct of the European clinical studies of Cariel and Piliel and the domestic clinical study of Clinicel and additional expenditures supporting the management of the research and development function. During 1997, the Company acquired machinery and equipment for use in its bioresorbable polymer technology research and development program for approximately $996,000. Accordingly, this cost was charged to research and development expense as incurred. Additionally, a non-cash expense for stock-based compensation costs of $456,000 was recorded in 1996. There was no such expense in 1997. Research and development expenses are expected to increase for 1998 from the 1997 levels as the Company expands development of and conducts additional clinical trials on several products.

  General and administrative expenses, which consist principally of management compensation, professional fees, investor materials and travel expenses were $1,743,000 and $2,012,000 for the fiscal years ended December 31, 1996 and 1997, respectively. This increase is attributable to the additional expenditures in connection with the business development effort during 1997.

  Interest income was $540,000 and $557,000 for the fiscal years ended December 31, 1996 and 1997, respectively. Interest income increased primarily as a result of a larger average cash balance in 1997 as compared to 1996 due to the public offering completed in May 1996.

  Interest expense was $3,000 and $4,000 for the fiscal years ended December 31, 1996 and 1997, respectively. For both 1996 and 1997, these balances represent the interest on capital leases entered into during 1996 and 1997 to acquire certain office equipment.

  The Company's net loss was $3,830,000 and $7,666,000 for the fiscal years ended December 31, 1996 and 1997, respectively. This increase was primarily the result of the increased scale of operations as the Company expanded its product development efforts and strengthened its management.

 1995 vs. 1996

  The Company had revenue of $245,000 and $155,000 from royalties on sales of the Sure-Closure System for the fiscal years ended December 31, 1995 and 1996, respectively. The reduction in royalties from 1995 to 1996 can be attributed to the reduced sales of the Sure-Closure System.

  The Company incurred research and development expenses of $1,994,000 and $2,779,000 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase can be attributed to increased spending due to the development and pre-clinical studies of bioresorbable polymer adhesion prevention products, a full year of expenditures supporting the management of the research and development function, offset by a reduction in the clinical trial expenditures
on Cariel and Piliel.   Additionally, a non-cash expense for stock based
compensation costs of $456,000 was recorded in 1996. There was no such expense in 1995.

  General and administrative expenses, which consist principally of management compensation, professional fees, investor materials and travel expenses were $1,231,000 and $1,743,000 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase is attributable to the additional management added during 1996.

  Interest income was $183,000 and $540,000 for the fiscal years ended December 31, 1995 and 1996, respectively. Interest income increased primarily as a result of a larger cash balance in 1996 as compared to 1995 due to the public offering completed in May 1996.

  Interest expense was $3,000 for the fiscal year ended December 31, 1996, which represents the interest on capital leases entered into to acquire certain office equipment.

  The Company's net loss was $2,797,000 and $3,830,000 for the fiscal years ended December 31, 1995 and 1996, respectively. This increase was primarily the result of the increased scale of operations as the Company expanded its product development efforts and strengthened its management.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had cash, cash equivalents and investments of $7,569,000 compared to $14,278,000 at December 31, 1996. The cash, cash equivalents and investments for December 31, 1997, primarily reflect the remaining proceeds of the approximately $13.4 million public offering of Common Stock made during May 1996.

  Although the Company believes that the available cash will be sufficient to meet its cash requirements through 1998, there can be no assurance that the Company will not require additional financing during that time or that financing will be available on acceptable terms or at all. The Company will be required, however, to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Index to Financial Statements appears on page F-1, the Report of Independent Auditors appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1997 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 4 hereof and is incorporated by reference in this Part III.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1997 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1997 fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.   FINANCIAL STATEMENTS.

         An Index to Financial Statements appears on page F-1.

    2.   SCHEDULES.

         None

    3.   EXHIBITS.

  3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

  3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21,
         1992. (1)

  3.2    By-Laws of Registrant. (1)

  10.1   Amended and Restated 1992 Stock Option Plan of Registrant. (14) (15)

  10.2 Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum").
         (1)

  10.5 Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

  10.6 Agreement, dated June 1991, between Registrant and the Technion Research and Development Foundation, Ltd. (the "Technion") as assigned by the Technion to Dimotech, Ltd. (1)

10.7 Agreement, dated as of April 14, 1992, between Registrant and Mr. Joel Gold. (1) (15)

10.8 Assignment of rights relating to a patent on wound dressing to Registrant by Dimotech, Ltd. (3)

10.9 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.10 Supplemental Assignment of rights relating to the in-situ tissue culturing technology to Registrant by the Technion. (4)

10.11    Form of Non-Qualified Stock Option Agreement. (4) (15)

10.12    Form of Incentive Stock Option Agreement.  (4) (15)

10.13 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

10.14 Option Agreement, dated October 26, 1994, between Registrant and Edward J. Quilty. (6)

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

10.22    Agreement, dated as of February 1994, between Registrant and Yissum.
         (7)

10.23 M/A Agreement, dated September 22, 1992, between Registrant and D. H. Blair Investment Banking Corp. (7)

10.24 Option Agreement, dated as of December 13, 1993, between Registrant and Dimotech, Ltd. (7)

10.25 Employment Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (8) (15)

10.26    Employment Agreement dated June 12, 1995 between Registrant and Donald
         W. Fallon. (9) (15)

10.27 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.28    Agreement dated July 16, 1995 between the Registrant and Dimotech, Ltd.
         (2)

10.29 Amendment No. 2 dated February 11, 1996 to the Agreement between the Registrant and Dimotech, Ltd. (2)

10.30 Option Agreement dated March 21, 1995 between Registrant and Herbert Moskowitz. (2) (15)

10.31 Option Agreement dated March 21, 1995 between Registrant and Irwin Rosenthal. (2) (15)

10.32 Assignment of rights relating to a patent for treatment of Keloid and Hypertrophic scars to Registrant from Dimotech, Ltd. (2)

10.35    Warrant Agreement between Registrant and Wedbush Morgan Securities.
         (13)

10.36 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (13)

10.37    Employment Agreement dated May 29, 1996 between Registrant and Robert
         P. Hickey. (10) (15)

10.38 Employment Agreement dated May 30, 1996 between Registrant and Dr. Herbert Moskowitz. (10) (15)

10.39 Lease Agreement dated August 13, 1996 between Registrant and Metro Four Associates, LP, 8th Floor of 379 Thornall Street. (11)

10.41 Option Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (12) (15)

10.42 Option Agreement dated July 17, 1995 between Registrant and Donald W. Fallon. (12) (15)

10.46 Option Agreement dated August 6, 1996 between Registrant and Donald W. Fallon. (12) (15)

10.47 Option Agreement dated August 6, 1996 between Registrant and Donald W. Fallon. (12) (15)

10.48 Option Agreement dated August 15, 1996 between Registrant and Walter R. Maupay. (12) (15)

10.49    Option Agreement dated March 5, 1997 between Registrant and Edward
         A. Celano. (13) (15)

10.50 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. *

10.51 Option Agreement dated June 3, 1997 between Registrant and Joel L. Gold. * (15)

10.52    Option Agreement dated June 3, 1997 between Registrant and Coy
         Eklund. *(15)

10.53 Option Agreement dated June 3, 1997 between Registrant and Herbert Moskowitz. * (15)

10.54 Option Agreement dated June 3, 1997 between Registrant and Irwin M. Rosenthal. * (15)

10.55    Option Agreement dated June 17, 1997 between Registrant and Donald
         W. Fallon. * (15)

10.56    Option Agreement dated June 17, 1997 between Registrant and Donald
         W. Fallon. * (15)

10.57    Option Agreement dated June 17, 1997 between Registrant and Robert
         P. Hickey. * (15)

10.58 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. * (15)

10.59 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. * (15)

10.60    Option Agreement dated June 17, 1997 between Registrant and Robert
         P. Hickey. * (15)

10.61    Option Agreement dated June 17, 1997 between Registrant and Robert
         P. Hickey. * (15)

10.62 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. * (15)

23.1     Consent of Richard A. Eisner & Company, LLP. *

27.      Financial Data Schedule.*

 *     Filed herewith.

____________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995.
(9) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1995.
(10) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996.
(11) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1996.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-19195) declared effective on January 3, 1997.
(13) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(14) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(15) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.

     (b)   REPORTS ON FORM 8-K

           None

     (c)   See (a)3.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Life Medical Sciences, Inc.
                              (Registrant)

                              By:     /s/ Robert P. Hickey
                                  --------------------------------
                                 Robert P. Hickey
                                 Chief Executive Officer and President
                                 (principal executive officer)

Dated:  March   27, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURES                  TITLE                                 DATE
            ----------                  -----                                -----

        /s/ Robert P. Hickey     Director, President and                   March  27, 1998
-------------------------------    Chief Executive Officer
        ROBERT P. HICKEY           (principal executive
                                   officer)


       /s/ Donald W. Fallon      Vice President, Chief Financial Officer   March  27, 1998
-------------------------------    and Treasurer
        DONALD W. FALLON           (principal financial and
                                   accounting officer)


       /s/ Herbert Moskowitz     Director and Chairman of                  March  27, 1998
-------------------------------    the Board
        HERBERT MOSKOWITZ


       /s/ Coy Eklund            Director                                  March  27, 1998
-------------------------------
       COY EKLUND

       /s/ Joel L. Gold          Director                                  March  27, 1998
-------------------------------
        JOEL L. GOLD

       /s/ Irwin M. Rosenthal    Director                                  March  27, 1998
-------------------------------
        IRWIN M. ROSENTHAL

       /s/ Walter R. Maupay      Director                                  March  27, 1998
-------------------------------
        WALTER R. MAUPAY

       /s/ Edward A. Celano      Director                                  March  27, 1998
-------------------------------
        EDWARD A. CELANO

                  INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
                                                                       Number
                                                                       ------
REPORT OF INDEPENDENT AUDITORS......................................       F-2
BALANCE SHEETS......................................................       F-3
STATEMENTS OF OPERATIONS............................................       F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.......................       F-5
STATEMENTS OF CASH FLOWS............................................       F-6
NOTES TO FINANCIAL STATEMENTS.......................................       F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Life Medical Sciences, Inc.
Edison, New Jersey

   We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 1996 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                  Richard A. Eisner & Company, LLP

New York, New York
February    12, 1998

                          LIFE MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   December 31
                                                                                 1996        1997
      ASSETS

Current assets:
  Cash and cash equivalents.................................................  $   11,236   $  2,733
  Short-term investments....................................................       3,042      4,306
  Prepaid expenses and advances.............................................         311         90
                                                                              ----------   --------
    Total current assets....................................................      14,589      7,129
Long-term investments ......................................................                    530
 Furniture and equipment-at cost (less depreciation of $60
  and $58)..................................................................         183        114
Deposits....................................................................          29         13
                                                                              ----------   --------

     TOTAL..................................................................  $   14,801   $  7,786
                                                                              ==========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligation..................................................  $        7   $      8
  Accounts payable..........................................................         111        294
  Accrued expenses..........................................................         350        852
                                                                              ----------   --------
    Total current liabilities...............................................         468      1,154

Capital lease obligation....................................................          34         26
Deferred royalty income.....................................................         505        441
                                                                              ----------   --------
    Total liabilities.......................................................       1,007      1,621
                                                                              ----------   --------

Commitments and other matters

Stockholders' equity :
  Preferred stock, $.01 par value; shares authorized-5,000;
   none issued..............................................................
  Common stock, $.001 par value; shares authorized - 23,750;
   issued and outstanding - 7,915 and 7,923.................................           8          8
  Additional paid-in capital................................................      33,951     33,988
  Accumulated deficit.......................................................     (20,165)   (27,831)
                                                                              ----------   --------
    Total stockholders' equity..............................................      13,794      6,165
                                                                              ----------   --------
     TOTAL..................................................................  $   14,801   $  7,786
                                                                              ==========   ========



  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            YEAR ENDED DECEMBER 31,
                                           1995      1996      1997

Revenues:
 Royalty income........................  $   245   $   155    $    64
                                         -------   -------    -------

Operating expenses:
 Research and development expenses.....    1,994     2,779      6,271
 General and administrative expenses...    1,231     1,743      2,012
                                         -------   -------    -------
     Operating expenses................    3,225     4,522      8,283
                                         -------   -------    -------
(Loss) from operations.................   (2,980)   (4,367)    (8,219)
Interest income........................      183       540        557
Interest expense.......................               (  3)      (  4)
                                         -------   -------    -------

Net (loss)                               $(2,797)  $(3,830)   $(7,666)
                                         =======   =======    =======

Net (loss) per share -basic & diluted..   $(0.58)   $(0.55)    $(0.97)
                                         =======   =======    =======

Weighted average shares outstanding....    4,820     6,976      7,919




  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                              Additional
                                                                 Common Stock     Paid-in   Accumulated
                                                                Shares    Amount  Capital     Deficit

Balance - January 1, 1995...................................       4,309      $4   $15,771     $(13,538)
        Common stock issued.................................       1,093       1     3,603
        Fair value of common stock issued for compensation..          20                56
        Net (loss) for the year.............................                                     (2,797)
                                                                --------  -----   --------     --------

Balance - December 31, 1995.................................       5,422       5    19,430      (16,335)
        Common stock issued (net of expenses)...............       2,493       3    14,065
        Fair value of options issued for compensation.......                           456
        Net (loss) for the year.............................                                     (3,830)
                                                                --------  -----   --------     --------

Balance - December 31, 1996.................................       7,915       8    33,951      (20,165)
        Common stock issued.................................           8                37
        Net (loss) for the year.............................                                   (  7,666)
                                                               ---------  ------  --------     --------


Balance - December 31, 1997.................................       7,923      $8   $33,988     $(27,831)
                                                                   =====      ==   =======     ========




  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                ( IN THOUSANDS )

                                                                          YEAR ENDED DECEMBER 31,
                                                                      1995      1996         1997
Cash flows from operating activities:
 Net (loss).........................................................   ($2,797)  $(3,830)  $ (7,666)
 Adjustments to reconcile net (loss) to net cash (used in)
  operations:
     Deferred royalty income........................................                (139)       (64)
     Fair value of common stock and options issued as
      compensation..................................................        56       456
    Depreciation....................................................        27        33         37
    Changes in operating assets and liabilities:
       Decrease in accounts receivable..............................        58
       Decrease (increase) in prepaid expenses and
         advances...................................................        74      (292)       221
       Decrease (increase)in deposits...............................         1        (8)        16
       (Decrease) increase in accounts payable and
        accrued expenses............................................      (150)      272        685
       (Decrease) in other liabilities..............................                 (15)
                                                                      --------   -------   --------
          Net cash (used in) operating activities...................    (2,731)   (3,523)    (6,771)
                                                                      --------   -------   --------
Cash flows from investing activities:
   Purchase of equipment............................................       (26)      (93)       (36)
   Disposition of equipment.........................................         2        16         68
   Purchase of investment securities................................              (7,042)    (9,627)
   Proceeds from maturity of investment securities..................               4,000      7,833
   Net proceeds from the sale of the Sure-Closure System............     1,000
                                                                      --------   -------   --------
        Net cash provided by (used in) investing activities.........       976    (3,119)   ( 1,762)
                                                                      --------   -------   --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of expenses..........     3,604    14,068         37
   Payment on capitalized lease.....................................                 (18)        (7)
                                                                      --------   -------   --------
        Net cash  provided by (used in) financing activities........     3,604    14,050         30
                                                                      --------   -------   --------

Net increase (decrease) in cash and cash equivalents................     1,849     7,408     (8,503)
Cash and cash equivalents at beginning of year......................     1,979     3,828     11,236
                                                                      --------   -------   --------
Cash and cash equivalents at end of year............................  $  3,828   $11,236   $  2,733
                                                                      ========   =======   ========
Supplementary cash flow information:
   Interest paid....................................................             $     3   $      4
   Equipment purchased under capital lease..........................  $     18        41


  The accompanying notes to financial statements are an integral part hereof.

                          LIFE MEDICAL SCIENCES, INC.


                         NOTES TO FINANCIAL STATEMENTS

(NOTE A)-- The Company:

  Life Medical Sciences, Inc. (the "Company") was incorporated on August 1, 1990. The Company is engaged in the development of cost-effective medical products. The Company is developing Repel and Repel-CV, its resorbable adhesion barrier films used to prevent surgical adhesions; Resolve and Revisc, its resorbable adhesion barrier coating used to prevent surgical adhesions; and the Clinicel line of scar treatment products. In September 1993, the Company commercially introduced its first product, the Sure-Closure System, a device designed for the mechanical closure of tissue deficit wounds. On July 29, 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses. During 1997, the Company began to commercially introduce its second product Clinicel, a device designed to alleviate the discomfort of and improve the physical appearance of hypertrophic and keloid scars.


(NOTE B) --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 [1] Cash equivalents:

  The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

 [2]  Investments:

  Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. Long-term investments are those with maturities greater than twelve months from the balance sheet date. The Company generally holds investments to maturity, however, since the Company may, from time to time, sell securities to meet cash requirements, the Company classifies its investments as available-for-sale as defined by Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method.

 [3]  Depreciation:

  Furniture and equipment are recorded at cost, and are depreciated using the straight-line method based upon estimated useful lives of 5 to 7 years.

 [4] Research and development:

  Research and development costs, including those payments described in Note G, are charged to expense as incurred.

 [5] Patent costs:

  Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

 [6] Royalty income:

  Royalty income is based on the quarterly sales of the Sure-Closure System and
any line extensions or embodiments thereof.   Royalties are calculated and paid
or credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable.

  Beginning with the royalties on sales for the fourth quarter of 1995, the amounts payable to the Company are applied to the outstanding deferred royalty income balance.

                          LIFE MEDICAL SCIENCES, INC.

 [7]  Use of estimates in the preparation of financial statements:

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

 [8]   Stock based compensation:

  The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective January 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

 [9]  Income taxes:

   The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[10]  Loss per share:

   The Company calculates its loss per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the statements of operations. Basic loss per share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. However, such potential common shares (see Note E) have not been included in the calculation of diluted loss per share since the affect would be anti-dilutive.

[11]  New pronouncement:

   The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. The Company believes the presentation of comprehensive income and its components does not differ significantly from the results currently reported.

                          LIFE MEDICAL SCIENCES, INC.

(NOTE C) --INVESTMENTS:

  At December 31, 1997, investments consist of commercial paper, Treasury bills and other obligations of governmental agencies, which are held as available-for-sale securities. Investments are presented at amortized cost which is approximately equal to fair value at December 31, 1996 and 1997. The Company's long term investments at December 31, 1997 are not expected to be held until maturity since such investments have a maturity exceeding 25 years.



(NOTE D) - ACCRUED EXPENSES:

  Accrued expenses is comprised of the following (in thousands):

                                                              December 31,
                                                              ------------

                                                          1996          1997
                                                          ----          ----

          Research agreements........................     $ 249         $ 726
          Other......................................       101           126
                                                          -----         -----
          Total......................................     $ 350         $ 852
                                                          =====         =====



(NOTE E) -- Stockholders' Equity:

 [1] Common stock:

  In March 1995, the Company issued 20,000 shares of Common Stock to a financial consultant for advisory services to be performed over the following twelve month period. The fair market value of the Common Stock on the date of the agreement was $56,000 and was amortized to consulting expense over the twelve month period.

  In April 1995, the Company sold 909,000 shares of Common Stock at $2.75 per share in a private placement to unrelated third parties resulting in proceeds to the Company of $2,500,000.

  In May 1996, the Company completed a public offering of 2,300,000 shares of common stock at $6.625 per share (initial offering of 2,000,000 shares plus an additional 300,000 issued due to the exercise of the underwriters' over-allotment option) and received net proceeds of approximately $13.4 million, including proceeds received upon the exercise of the underwriters' over-allotment option and after deducting underwriting discounts and commissions and offering expenses. The Company intends to continue to use these proceeds to fund continued clinical trials, research and development and for general corporate purposes.

                          LIFE MEDICAL SCIENCES, INC.

[2]  Warrants:

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

     In 1993, the Company consummated a public offering of 500,000 units, each unit consisting of two shares of common stock and one Class A Warrant.

     At December 31, 1997 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding. The warrants expire on September 21, 1998.

     The Company sold to the underwriter of its public offering in May 1996, for nominal consideration, a warrant to purchase 200,000 shares of Common Stock. The warrant has an exercise price of $7.95 per share and is exercisable for a period of five years commencing May 3, 1998.

 [3] Options:

   The Company may issue options to purchase up to an aggregate of 1,407,500 shares of Common Stock pursuant to its 1992 Stock Option Plan, as amended (the "Plan"). Options to purchase shares may be granted under the Plan to persons who, in the case of incentive stock options, are employees of the Company; or, in the case of SARs and nonstatutory stock options, are officers and key employees of the Company, or agents, medical and scientific advisors, directors of or consultants to the Company, whether or not otherwise employed by the Company. The exercise price is determined by the Stock Option Committee of the Board of Directors at the time of the granting of an option, but in the case of an incentive stock option, the exercise price shall not be less than the fair market value of the stock on the date of grant. Options and SARs vest over a period not greater than five years, and expire no later than ten years from the date of grant.


   Options to purchase up to 1,150,000 shares of Common Stock pursuant to the Plan are outstanding as of December 31, 1997. In addition to the shares of Common Stock reserved for issuance pursuant to the Plan, the Company has reserved 725,000 shares of Common Stock for issuance upon exercise of outstanding options pursuant to other agreements. These options vest over various periods, not exceeding three years from the date of grant, and expire no later than five years from the date of vesting.

                          LIFE MEDICAL SCIENCES, INC.

  The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. Although no compensation cost has been recognized for its stock option grants to employees, the Company has included stock based compensation costs associated with options granted under consulting agreements in research and development expenses and general and administrative expenses of $435,000 and $21,000, respectively for 1996. Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                               1995                     1996                     1997
                                               ----                     ----                     ----
Net loss               As reported            $(2,797)                 $(3,830)                 $(7,666)
                       Pro forma              $(3,453)                 $(4,329)                 $(8,992)
Net loss per share-
basic & diluted        As reported            $ (0.58)                 $ (0.55)                 $ (0.97)
                       Pro forma              $ (0.72)                 $ (0.62)                 $ (1.14)


  A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                    1995                           1996                        1997
                       -----------------------------     -------------------------    ------------------------
                                    Weighted-Average              Weighted-Average            Weighted-Average
Fixed Options          Shares        Exercise Price       Shares   Exercise Price     Shares   Exercise Price
-------------          ------        --------------       ------  ----------------    ------   ---------------
Outstanding at
beginning of year        873              $6.51            1,028        $5.65          1,459         $6.90

Granted                  478               4.76              625         8.01          1,025          4.53

Exercised               (184)              6.05             (193)        3.85             (8)         2.50

Forfeited               (139)              7.49               (1)        6.00           (602)         7.29

Outstanding at end
of year                1,028               5.65            1,459         6.90          1,874          5.50

Options
exercisable at           939               5.49              926         6.35          1,299          5.64
year-end

Weighted-average
fair value of
options granted                            2.31                          4.09                         2.13
during the year.

                          LIFE MEDICAL SCIENCES, INC.

The following table summarizes information about fixed stock options outstanding at December 31, 1997 (in thousands, except per share data):


                                        Options Outstanding                                  Options Exercisable
                   --------------------------------------------------------------  ----------------------------------------
                        Number         Weighted-Average                                 Number
      Range          Outstanding           Remaining          Weighted-Average        Exercisable       Weighted-Average
 Exercise Prices     at 12/31/97       Contractual Life        Exercise Price         at 12/31/97        Exercise Price
-----------------  ----------------  ---------------------  ---------------------  -----------------  ---------------------
   $2.00-$4.00             719              4 Years                 $3.58                  434                $3.32
   $4.13-$6.88             670              4 Years                 $5.35                  487                $5.43
   $7.00-$9.25             485              4 Years                 $8.53                  378                $8.58
                         -----              -------                 -----                  ---                -----
                         1,874              4 Years                 $5.50                1,299                $5.64


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: no dividend yield, expected volatility of 76%, a risk-free interest rate of 6.0% and an expected life of 2.5 to 3.3 years.

(NOTE F)-- INCOME TAXES:

   At December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $ 25,409,000 and approximately $ 302,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss carryforwards and the research and development credit carryover are subject to examination by the tax authorities and expire in various years from 2005 through 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company is subject to an annual limitation on the utilization of its net operating loss carryforwards and research and development tax credit carryovers because an ownership change of more than 50% has occurred. Certain other limitations may apply. The Company believes that the current annual limitation will not have a material adverse impact on the utilization of its net operating loss carryforwards and research and development carryover. The next significant issuance of the Company's stock, however, will likely result in a new annual limitation which may impact the utilization of a portion thereof.

   The Company has not recorded a benefit from its net operating loss carryforwards, research and development tax credit carryover or temporary differences (primarily due to certain operating expenses which were capitalized as start-up costs for income tax purposes and research and development equipment charged to operations which were capitalized for income tax purposes), because a valuation allowance, which increased by approximately $2,408,000 in 1997, has been provided for the deferred tax asset otherwise recorded. The valuation allowance has been provided due to management's uncertainty regarding the future profitability of the Company.

                          LIFE MEDICAL SCIENCES, INC.

(NOTE G)-- RESEARCH AND LICENSE AGREEMENTS:


 [1] Yissum agreement:

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

   Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions of the periods in which certain milestones must be attained, each for a payment of $50,000. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company will revert in full to Yissum.

   The October 1996 amendment provides a research term of five years from the date of the amendment and required Yissum personnel to enter into confidentiality and non-competition agreements with the Company. During 1997, approximately $ 276,000 of research funding was provided to Yissum and was charged to research and development expense. The proposed budget for the twelve month period beginning October 1, 1997 is approximately $270,000.



[2] Dimotech agreement:

   During July 1995, the Company entered into an agreement with Dimotech, pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech has assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology.

   Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under this agreement. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the agreement under certain circumstances. Upon termination of the agreement for any reason, the patents, license and know-how assigned by Dimotech to the Company will revert in full to Dimotech.

                          LIFE MEDICAL SCIENCES, INC.

[3] Technion agreements:

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

     In December 1993, the Company issued an option to Dimotech to purchase 200,000 shares of common stock at an exercise price of $9.12 and expires at various dates through December 2000.

     Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the agreement under certain circumstances. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Dimotech to the Company will revert in full to Dimotech.

     During 1997, the Company terminated its clinical development efforts on the proposed products utilizing its in-situ tissue culturing technology since they did not yield the desired benefits to the intended user during clinical evaluation.


(NOTE H)-- COMMITMENTS AND OTHER MATTERS:

 [1] Leases:

     The Company entered into an operating lease for its corporate offices in November 1996 for approximately 3,550 square feet at an annual fixed rent of
$80,000.   The initial term of this lease is for five years and includes one five-year renewal option.

     The lease provides for future aggregate minimum annual rentals, as of December 31, 1997, as follows (in thousands):


                   1998..................         $80
                   1999..................         $80
                   2000..................         $80
                   2001..................         $67

  The terms of the lease includes escalation for increases in real estate taxes and certain operating expenses.

  Previously, the Company entered into an operating lease for its corporate offices in May 1992 which was amended in October 1993. In September 1994, the
Company sublet this space for the period through July 1996 to MedChem.   In
August 1996, the Company sublet this space through July 1997, when the lease expired.

  Rent expense was $58,000, $56,000 and $84,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                          LIFE MEDICAL SCIENCES, INC.

 [2] Employment agreements:

   The Company has employment agreements with six executives which expire at various dates from 1998 through 2001. Pursuant to such agreements, the Company's commitments regarding termination benefits aggregates $298,000 at December 31, 1997.

 [3] Limited suppliers:

   The Company intends to rely primarily on certain manufacturers to produce its proposed products for testing purposes and, if applicable, commercial production. Such manufacturers rely on various sources, approved by the Company, for its supply of raw materials and components. Although there are a limited number of such entities, the Company believes that alternative manufacturers and sources of raw materials and components are available. There can be no assurance, however, that the Company will be able to enter into agreements with such alternative sources at acceptable terms, if at all.

 [4] Other:

   In connection with an agreement with the Technion and Dimotech, which was assigned to MedChem in July 1994, the Company must invest $50,000 per year, for the five-year period ending December 31, 1999, in research and development programs in Israel if MedChem does not make such investments. The agreement also provides for a two percent royalty on sales of the Sure-Closure System to be paid to the Chief Scientist in Israel. In the event that MedChem does not pay these royalties the Company may be obligated to make such payments. In addition, the agreement contains certain commitments to manufacture in Israel, which if not met could result in the loss of technology and future royalty income.

(NOTE I)-- SURE-CLOSURE SYSTEM SALE:

   In July 1994, the Company sold or assigned to MedChem substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses. The terms of the asset purchase agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and has been reduced by $203,000 of royalties earned after October 1, 1995.

   A number of the Company's agreements with the Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale.


(NOTE J)-- Related Party:

   The Company incurred expenses of approximately $92,000, $402,000 and $189,000 in the years ended December 31, 1995, 1996 and 1997, respectively, for legal services rendered by a firm at which one of the partners is a director and a principal stockholder of the Company.

   In February 1997, the Company entered into a consulting agreement with an investment banking firm to provide certain advisory services to the Company. Prior to terminating that agreement, the Company paid a fee of $27,000. A director of the Company was an executive vice president of that investment banking firm.

                          LIFE MEDICAL SCIENCES, INC.

(NOTE K)-- 401(K) PLAN:

  Effective October 1992, the Company adopted a 401(k) pension plan available to all full time eligible employees. The Company at its discretion may make contributions to the plan. However, no such contributions have been made through December 31, 1997.