Form 10-Q
period 1998-03-31
LIFE MEDICAL SCIENCES INC
filed 1998-05-13
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              ------------------
                                    FORM 10-Q

           (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1998

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

 Common Stock, $.001 Par Value - 7,922,559 shares outstanding at May 13, 1998

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

Part I -   FINANCIAL  INFORMATION

Item 1.    Financial Statements

             Condensed Statements of Operations (unaudited) for the         3
             three month periods ended March 31, 1997 and 1998

             Condensed Balance Sheets as of December 31,  1997              4
             and March 31, 1998 (unaudited)

             Condensed Statements of Cash Flows (unaudited) for the         5
             three month periods ended March 31, 1997 and 1998

             Notes to Condensed Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis of Financial Condition      7
             and Results of Operations


Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                10

           Signatures                                                      11

           Exhibit Index                                                   12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               (In thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                -------------------------------------
                                                       1997                1998
                                                -----------------    ----------------
Royalty income                                  $              9    $             13
                                                -----------------    ----------------
Operating expenses:
        Research and development                           1,133               1,217
        Sales and marketing                                                      175
        General and administrative                           857                 379
                                                -----------------    ----------------
                Operating expenses                         1,990               1,771
                                                -----------------    ----------------

(Loss) from operations                                    (1,981)             (1,758)

Interest income                                              167                  96
Interest expense                                              (1)                 (1)
                                                -----------------    ----------------
Net (loss)                                      $         (1,815)    $        (1,663)
                                                =================    ================

Net (loss) per share - basic and diluted        $          (0.23)    $         (0.21)
                                                =================    ================
Weighted average shares outstanding                        7,915               7,923


                        LIFE  MEDICAL  SCIENCES,  INC.

                               BALANCE SHEETS


                                                                 (In thousands, except per share data)

                                                                                       (UNAUDITED)
                                                                   DECEMBER  31,         MARCH 31,
                                                                   -------------       -------------
                                                                       1997                1998
                                                                   -------------       -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $      2,733        $       1,111
  Short-term investments                                                  4,306                3,838
  Other current assets                                                       90                  563
                                                                   ------------        -------------
                        Total current assets                              7,129                5,512

Long-term investments                                                       530                  545
Furniture and equipment-at cost
  (less depreciation of $58 and $67)                                        114                  105
Other assets                                                                 13                   13
                                                                   ------------        -------------
                        TOTAL                                      $      7,786        $       6,175
                                                                   ============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Capital lease obligation                                         $          8        $           8
  Accounts payable and accrued expenses                                   1,146                1,212
                                                                   ------------        -------------
                        Total current liabilities                         1,154                1,220

Capital lease obligation                                                     26                   25
Deferred royalty income                                                     441                  428
                                                                   ------------        -------------
                        Total liabilities                                 1,621                1,673
                                                                   ------------        -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized - 5,000;
     none issued
  Common stock, $.001 par value; shares authorized - 23,750;
    issued and outstanding - 7,923 and 7,923                                  8                    8
  Additional paid-in capital                                             33,988               33,988
  Accumulated deficit                                                   (27,831)             (29,494)
                                                                   -------------       -------------
      Total stockholders' equity                                          6,165                4,502
                                                                   -------------       -------------
      TOTAL                                                        $      7,786        $       6,175
                                                                   =============       =============


                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     (In thousands, except per share data)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      -----------------------------------
                                                                         1997                     1998
                                                                      --------------       --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss)                                                   $       (1,815)      $       (1,663)
         Adjustments to reconcile net (loss) to net cash (used in)
          operating activities:
            Depreciation                                                          12                    9
            Deferred royalty income                                               (9)                 (13)
            Fair value of options issued as compensation                         412
            Changes in operating assets and liabilities:
              (Increase) in other assets                                         (48)                (473)
              Increase (decrease) in accounts payable
                and accrued expenses                                             (32)                  66
                                                                      --------------       --------------
               Net cash (used in) operating activities                        (1,480)              (2,074)
                                                                      --------------       --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment                                                    (9)
         Purchase of investment securities                                    (1,734)              (1,576)
         Proceeds from maturity of investment securities                                            2,029
                                                                      --------------       --------------
               Net cash (used in) provided by investing activities            (1,743)                 453
                                                                      --------------       --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capitalized lease                                            (2)                  (1)
         Cost of registration of common stock previously issued                  (16)
                                                                      --------------       --------------
               Net cash (used in) financing activities                           (18)                  (1)
                                                                      --------------       --------------

    Net (decrease) in cash and cash equivalents                               (3,241)              (1,622)
    Cash and cash equivalents at beginning of period                          11,236                2,733
                                                                      --------------       --------------
    Cash and cash equivalents at end of period                        $        7,995       $        1,111
                                                                      ==============       ==============

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)         BASIS OF PRESENTATION

                    The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)         SALES AND MARKETING

                    During the first quarter of 1998, the Company launched its Clinicel line of silicone-based products for scar healing. The Company incurred sales and marketing expense of $175,000 for the three-month period ended March 31, 1998. In addition, during the three-month period ended March 31, 1998, the Company expended $319,000 as a deposit for direct-to-consumer advertising to run during the second quarter of 1998. Accordingly, this expenditure was recorded as a prepaid expense at March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                    Life Medical Sciences, Inc. (the "Company"), is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. The Company's strategy is to apply its proprietary polymer technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative surgical adhesions. The Company has also developed and begun commercialization of a line of novel silicone gel-filled cushions intended for the treatment of hypertrophic and keloid scars.

                    Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, commercialization of the Sure-Closure System and Clinicel line of products and organizational activities. In July 1994, the Company sold the Sure-Closure System and focused its resources primarily on development of its in-situ tissue culturing technology and bioresorbable polymer technology as well as proposed products to be derived from such technologies. During the second half of 1997, the Company concluded that its in-situ tissue culturing technology products in clinical trials would not yield the desired benefits and therefore revised its strategy to concentrate its resources on the proposed products based on its bioresorbable polymer technology. All revenue to date has been derived from sales of the Sure-Closure System or the royalties thereon.

                    Certain statements in this Report on Form 10-Q (the "Report") under this Item and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of material facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects", "believes" and similar expressions are intended to identify such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

                    The Company had revenue of $9,000 and $13,000 from royalties on sales of the Sure-Closure System for the three-month periods ended March 31, 1997 and 1998, respectively. The increase in royalties from 1997 to 1998 can be attributed to a modest increase in sales of the Sure-Closure System.

                    The Company incurred research and development expenses of $1,133,000 and $1,217,000 for the three-month periods ended March 31, 1997 and 1998, respectively. The expenditures for the three-month period ended March 31, 1998 can be attributed to the development of, the conducting of pre-clinical and clinical studies and the manufacturing development of bioresorbable polymer adhesion prevention products, the termination of the Piliel clinical program and additional expenditures supporting the management of the research and development function. Research and development expenses are expected to increase in future periods as the Company expands development of and conducts additional clinical trials on several proposed products.

                    The Company incurred sales and marketing expenses of $175,000 for the three-month period ended March 31, 1998. There were no such expenses during the corresponding quarter of 1997. The Company has begun to market its Clinicel line of silicone-based products. Sales and marketing expenses are expected to increase significantly in future periods as the Company expands its direct-to-consumer and professional media advertising programs.

                    General and administrative expenses, which consist principally of management compensation, professional fees, investor materials and travel expenses were $857,000 and $379,000 for the three-month periods ended March 31, 1997 and 1998, respectively. A non-cash expense for stock based compensation costs of $331,000 was recorded during the three-month period ended March 31, 1997. There was no such expense during the corresponding period of 1998. Additionally, there were reduced levels of expenditures associated with staffing and professional fees during the three-month period ended March 31, 1998 when compared to the corresponding period of 1997.

                    Interest income was $167,000 and $96,000 for the three-month periods ended March 31, 1997 and 1998, respectively. Interest income decreased primarily as a result of a smaller average cash balance in 1998 as compared to 1997.

                    For the three-month periods ended March 31, 1997 and 1998, interest expense represents the interest on capital leases entered into during 1996 and 1997 to acquire certain office equipment.

                    The Company's net loss was $1,815,000 and $1,663,000 for the three-month periods ended March 31, 1997and 1998, respectively. This decrease was primarily the result of not incurring a non-cash expense for stock based compensation for the three-month period ended March 31, 1998 which was offset by an increased scale of operations as the Company expanded its product development efforts. The Company expects to incur additional losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

                    At March 31, 1998, the Company had cash and investments of $5,494,000 compared to $7,569,000 at December 31, 1997. The cash and investments at March 31, 1998, primarily reflect the remaining proceeds of the approximately $13.4 million public offering of Common Stock made during May 1996.

                    The Company believes that the available cash will not be sufficient to meet its cash requirements through 1998 based on its current operating plan. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, including licensing arrangements for certain of its proposed products and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that the Company will be able to secure additional financing when required or that such financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

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




                                        LIFE MEDICAL SCIENCES, INC.
                                        (REGISTRANT)






           DATE: MAY 13, 1998           /S/ DONALD W. FALLON
                                        ---------------------
                                        DONALD W. FALLON
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                        AND TREASURER
                                        (Duly Authorized Officer & Principal
                                        Financial Officer)

                                  EXHIBIT INDEX

                     27        Financial Data Schedule