Form 10-Q
period 1998-06-30
LIFE MEDICAL SCIENCES INC
filed 1998-08-14
CIK 889428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ------------------
                                   FORM 10-Q


     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998

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

  COMMON STOCK, $.001 PAR VALUE - 7,922,559 SHARES OUTSTANDING AT AUGUST 11,
1998

                          LIFE MEDICAL SCIENCES, INC.



                                    INDEX

                                                                   PAGE

PART I -  FINANCIAL  INFORMATION

Item 1. Financial Statements

          Condensed Statements of Operations (unaudited) for the        3
          six month and three month periods ended June 30, 1998

          Condensed Balance Sheets as of December 31,  1997             4
          and June 30, 1998 (unaudited)

          Condensed Statements of Cash Flows (unaudited) for the        5
          six month periods ended June 30, 1997 and 1998

          Notes to Condensed Financial Statements (unaudited)           6

Item 2. Management's Discussion and Analysis of Financial Condition     7
        and Results of Operations


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            10

Item 5. Other Information                                              10

Item 6. Exhibits and Reports on Form 8-K

        Signatures                                                     11

        Exhibit Index                                                  12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (In thousands, except per share data)

                                                   Three months ended                          Six months ended
                                                        June 30,                                   June 30,
                                                  1997                1998                   1997                1998
                                           ---------------    ----------------        ---------------    ----------------
    Revenue
      Product sales                        $                  $            515        $                  $            515
      Royalties                                         24                   4                     33                  17
                                            ---------------   -----------------       ----------------   -----------------
         Revenue                                        24                 519                     33                 532

    Cost of goods sold                                                     226                                        226
                                            ---------------   -----------------       ----------------   -----------------

    Gross profit                                        24                 293                     33                 306

    Operating expenses:
      Research and development                       1,496               1,052                  2,629               2,269
      Sales and marketing                                                1,379                                      1,554
      General and administrative                       541                 528                  1,398                 907
                                            ---------------   -----------------       ----------------   -----------------
         Operating expenses                          2,037               2,959                  4,027               4,730
                                            ---------------   -----------------       ----------------   -----------------

    (Loss) from operations                          (2,013)             (2,666)                (3,994)             (4,424)

    Interest income                                    156                  20                    323                 116
    Interest expense                                    (1)                 (1)                    (2)                 (2)
                                            ---------------   -----------------       ----------------   -----------------
    Net (loss)                              $       (1,858)   $         (2,647)       $        (3,673)   $         (4,310)
                                            ===============   =================       ================   =================
    Net (loss) per share - basic and dilute $        (0.23)   $          (0.33)       $         (0.46)   $          (0.54)
                                            ===============   =================       ================   =================

    Weighted average shares outstanding              7,917               7,923                  7,916               7,923

                          LIFE MEDICAL SCIENCES, INC.

                                BALANCE SHEETS
                     (In thousands, except per share data)
                                                                    December 31,             June 30,
                                                                    ------------            ---------
                                                                        1997                   1998
                                                                    ------------            ---------
ASSETS

Current assets:
    Cash and cash equivalents                                   $          2,733       $            236
    Short-term investments                                                 4,306                  2,016
    Inventory                                                                                       261
    Accounts receivable                                                                             206
    Prepaid expenses and advances                                             90                    918
                                                                         -------                -------
         Total current assets                                            $ 7,129                $ 3,637

Long-term investments                                                        530
Furniture and equipment-at cost (less depreciation of $58 and $74)           114                    128
Other assets                                                                  13                     47
                                                                ----------------       ----------------
         TOTAL                                                  $          7,786       $          3,812
                                                                ================       ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Capital lease obligation                                    $              8       $              8
    Accounts payable                                                         294                    823
    Accrued expenses                                                         852                    680
                                                                ----------------       ----------------
         Total current liabilities                                         1,154                  1,511

Capital lease obligation                                                      26                     22
Deferred royalty income                                                      441                    424
                                                                ----------------       ----------------
         Total liabilities                                                 1,621                  1,957
                                                                ----------------       ----------------

Stockholders' equity:
    Preferred stock, $.01 par value; shares authorized -  5,000;
      none issued
    Common stock, $.001 par value; shares authorized - 23,750;
      issued and outstanding - 7,923 and 7,923                                 8                      8
    Additional paid-in capital                                            33,988                 33,988
    Accumulated deficit                                                  (27,831)               (32,141)
                                                                ----------------       ----------------
         Total stockholders' equity                                        6,165                  1,855
                                                                ----------------       ----------------
         TOTAL                                                  $          7,786       $          3,812
                                                                ================       ================

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                      -----------------------------------------
                                                                                                1997                  1998
                                                                                      ------------------   --------------------
Cash flows from operating activities:
    Net (loss)                                                                        $           (3,673)  $           (4,310)
    Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Depreciation                                                                                    23                   16
      Deferred royalty income                                                                        (33)                 (17)
      Fair value of options issued as compensation                                                   516
      Changes in operating assets and liabilities:
         (Increase) in inventory                                                                                         (261)
         (Increase) in accounts receivable                                                                               (206)
         (Increase) in prepaid expenses and advances                                                (142)                (828)
         (Increase) in other assets                                                                                       (34)
         Increase in accounts payable                                                                 50                  529
         Increase/(Decrease) in accrued expenses                                                     305                 (172)
                                                                                      ------------------   ------------------
            Net cash (used in) operating activities                                               (2,954)              (5,283)
                                                                                      ------------------   ------------------


Cash flows from investing activities:
    Purchase of equipment                                                                            (11)                 (30)
    Purchase of investment securities                                                             (5,845)
    Proceeds from maturity of investment securities                                                3,042                2,820
                                                                                      ------------------   ------------------
            Net cash (used in) provided by investing activities                                   (2,814)               2,790
                                                                                      ------------------   ------------------

Cash flows from financing activities:
    Payments on capitalized lease                                                                     (3)                  (4)
    Cost of registration of common stock previously issued                                           (47)
                                                                                      ------------------   ------------------
            Net cash (used in) financing activities                                                  (50)                  (4)
                                                                                      ------------------   ------------------

Net (decrease) in cash and cash equivalents                                                       (5,818)              (2,497)
Cash and cash equivalents at beginning of period                                                  11,236                2,733
                                                                                      ------------------   ------------------
Cash and cash equivalents at end of period                                            $            5,418   $              236
                                                                                      ==================   ==================

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

C)   PREPAID EXPENSES AND ADVANCES

          The June 30, 1998 balance includes $690,000 associated with Clinicel advertising scheduled for the third quarter 1998.

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

          Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, commercialization of the Sure-Closure System and Clinicel line of products and organizational activities. In July 1994, the Company sold the Sure-Closure System and focused its resources primarily on development of its in-situ tissue culturing technology and bioresorbable polymer technology as well as proposed products to be derived from such technologies. During the second half of 1997, the Company concluded that its in-situ tissue culturing technology products in clinical trials would not yield the desired benefits and therefore revised its strategy to concentrate its resources on the proposed products based on its bioresorbable polymer technology. All revenue to date has been derived from sales of the Sure-Closure System or the royalties thereon and beginning in April, 1998 from the sales of Clinicel.


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

RESULTS OF OPERATIONS

In April, 1998, the Company launched a direct-to-consumer advertising campaign in conjunction with the initial sales of its CLINICEL(TM) silicone gel-filled cushions and ancillary products for treatment of hypertrophic and keloid scars. Revenue for the three month and six month periods ended June 30, 1998 of $519,000 and $532,000 respectively consists primarily of $515,000 in sales of CLINICEL products and royalties of $4,000 and $17,000 were recorded in the current year revenue results. These revenue figures compare to $24,000 and $33,000 for the three month and six month periods ended June 30, 1997 respectively. Total prior year revenue represent royalties from product sales of the Sure Closure System;

The Company incurred research and development expenses of $1,052,000 and $1,496,000 for the three month periods ended June 30, 1998 and 1997 respectively whereas the six month expenses for 1998 and 1997 were $2,269,000 and $2,629,000 respectively. The reduction in spending for the current year periods compared to 1997 was largely attributed to the reduced level of clinical trial activity. In 1997, the Company was engaged in two multi-center clinical trials to evaluate two in-situ tissue culture technology-based products which have been completed. Current year spending for the three and six month periods is primarily in support of the range of proprietary post-operative adhesion prevention products (REPEL(TM), REPEL-CV(TM), RESOLVE(TM) and RELIEVE(TM) based on the Company's bioresorbable polymer technology, which products are in various stages of clinical and pre-clinical trials.

Sales and marketing expenses totaled $1,379,000 and $1,554,000 for the three month and six month periods ended June 30, 1998; there was no comparable spending in the prior year. The current year expenditures were totally in support of the product launch and promotion of the CLINICEL line of scar treatment products which was introduced in April, 1998. These expenditures consisted of one time creative and production costs associated with packaging and promotional materials, as well as ongoing advertising and marketing expenses.

General and administrative expenses, which consist primarily of compensation for management, investor relations, consulting fees and travel expenses, were $528,000 and $907,000 for the three and six month periods ended June 30, 1998 respectively; spending for the comparable prior year periods was $541,000 and $1,398,000, respectively. A non-cash expense for stock based compensation costs of $331,000 was recorded during the six month period ended June 30, 1997, there was no such cost incurred during the comparable current year period. Interest income was $20,000 and $116,000 for the three months and six months ended June 30, 1998, respectively compared to $156,000 and $323,000 for the same prior year periods, respectively. The reduction in interest income for the current year periods is directly related to the lower levels of short and long-term investments reported on the balance sheet.

Interest expense for the three and six month periods ending June 30, 1998 represents interest on capital leases entered into during 1996 and 1997 to acquire certain office equipment.

The Company's net loss for the three month and six month periods ended June 30, 1998 was $2,647,000 and $4,310,000, respectively compared to $1,858,000 and
$3,673,000 for the same periods ended June 30, 1997, respectively. The increased current period losses are the result of CLINICEL sales and marketing expenditures not experienced during the prior year periods. These expenditures were partially offset by increased gross profit derived from CLINICEL sales. The Company expects to incur additional losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and investments available of $2,252,000 and $7,569,000 at June 30, 1998 and December 31, 1997, respectively. The decrease in cash and investments during the six month period ended June 30, 1998 resulted from expenditures made to support the launch and promotion of the CLINICEL product line, research and development costs to advance its adhesion prevention product development programs and general and administrative expenses.

The Company believes that the available cash and investment balances will not be sufficient to meet its cash requirements through the remainder of 1998. The Company will be required to raise substantial additional funds to continue the sales growth of the CLINICEL line and support the clinical development programs for the various adhesion prevention products.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of LMS was held on May 28,
              1998.


          (b) The following seven Directors were reelected at the Annual
              Meeting.

              Edward A. Celano        Walter Maupay
              Coy Eklund              Dr. Herbert Moskowitz
              Joel L. Gold            Irwin M. Rosenthal
              Robert P. Hickey

          (c) The vote was as follows for the ratification of Richard A. Eisner & Co., LLP as the Company's independent auditors:

               For:        7,191,006
               Against:       47,575
               Abstain:       22,350



ITEM 5.    OTHER INFORMATION

        In order to support the continued sales growth of the CLINICEL/TM/ line and the clinical development programs for the various adhesive prevention products, the Company will be required to raise substantial additional funds. In this regard, on July 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission (SEC) covering a proposed reduction in the exercise prices of its Class A Warrants (Nasdaq NM:CHAIW) and Class B Warrants (Nasdaq NM:CHAIZ), both of which expire on September 21, 1998.

        The registration statement specifies that each Class A Warrant, which entitles the holder to purchase 1.071474 shares of Common Stock and one Class B Warrant, may be exercised for $1.205, which is equivalent to $1.125 per Common share. Each Class B Warrant entitles the holder to purchase 1.071474 shares of Common Stock for an exercise price of $1.205, which is also equivalent to $1.125 per Common share. The Exercise Offer is expected to commence following the effective date of the registration statement and would continue through 5:00 p.m. (EDT) on September 21, 1998, the expiration date of the Warrants. All Class A and Class B Warrants not exercised prior to the expiration date will expire. The offer that is described herein will be made only by means of a prospectus and may, if required by NASDAQ, be subject to shareholder approval.

        The Company has been notified by the staff of the NASDAQ Stock Market that it no longer meets the net tangible asset requirements for continued listing on the NASDAQ National Market. The Company has requested a hearing from the NASDAQ and will seek a review of the staff's findings. The Company is currently exploring opportunities to raise capital, including the aforementioned proposed reduction of the exercise price of the Warrants. The Company believes that the proceeds from the aforementioned financing initiative should be sufficient to reestablish compliance with NASDAQ listing requirements.

        Any financings may be dilutive to stockholders. There can be no assurance that the Company will be able to secure additional financing when required or that such financing will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LIFE MEDICAL SCIENCES, INC.
                                    (REGISTRANT)


                                        /s/ ROBERT P. HICKEY
                                        ROBERT P. HICKEY
                                        President & CEO
                                        (Duly Authorized Officer)


     Date: August 14, 1998              /S/ DREW KARAZIN
                                        ----------------------------
                                        Drew Karazin
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                        (Duly Authorized Officer & Principal
                                        Financial Officer)

                                 EXHIBIT INDEX



Item 6.    27  Financial Data Schedule