Form 10-Q
period 1998-09-30
LIFE MEDICAL SCIENCES INC
filed 1998-11-16
CIK 889428

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              ------------------
                                   FORM 10-Q


     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $.001 PAR VALUE - 7,922,559 SHARES OUTSTANDING AT
                               NOVEMBER 11, 1998

                          LIFE MEDICAL SCIENCES, INC.



                                     INDEX

                                                                          PAGE

PART I -  FINANCIAL  INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations (unaudited) for the            3
          nine month and three month periods ended September 30, 1997 and 1998.

          Condensed Balance Sheets as of December 31, 1997                  4
          and September 30, 1998 (unaudited)

          Condensed Statements of Cash Flows (unaudited) for the            5
          nine month periods ended September 30, 1997 and 1998

          Notes to Condensed Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis of Financial Condition       7
          and Results of Operations


PART II - OTHER INFORMATION

Item 5    Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K

          Signatures                                                       11

          Exhibit Index                                                    12

        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (In thousands, except per share data)

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                           -------------------------           -------------------------
                                              1997            1998               1997             1998
                                           ---------       ---------           ---------       ---------
Revenue
    Product sales                          $               $     601           $               $   1,116
    Royalties                                     17               4                  50              21
                                           ---------       ---------           ---------       ---------
        Revenue                                   17             605                  50           1,137

Cost of goods sold                                               257                                 484
                                           ---------       ---------           ---------       ---------
Gross profit                                      17             348                  50             653

Operating expenses:
    Research and development                   1,665             980               4,294           3,248
    Sales and marketing                                        1,129                               2,683
    General and administrative                    28             573               1,427           1,480
                                           ---------       ---------           ---------       ---------
        Operating expenses                     1,693           2,682               5,721           7,411
                                           ---------       ---------           ---------       ---------

(Loss) from operations                        (1,676)         (2,334)             (5,671)         (6,758)

Interest income                                  132              48                 455             163
Interest expense                                  (1)             (1)                 (3)             (3)
                                           ---------       ---------           ---------       ---------
Net (loss)                                 $  (1,545)      $  (2,287)          $  (5,219)      $  (6,598)
                                           =========       =========           =========       =========

Net (loss) per share - basic and diluted   $   (0.20)      $   (0.29)          $   (0.66)      $   (0.83)
                                           =========       =========           =========       =========

Weighted average shares outstanding            7,923           7,923               7,918           7,923

                          LIFE MEDICAL SCIENCES, INC.

                                BALANCE SHEETS

                                                                             (In thousands, except per share data)

                                                                                                   (unaudited)
                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                ------------       -------------
                                                                                    1997               1998
                                                                                ------------       -------------
   ASSETS

   CURRENT ASSETS:
              Cash and cash equivalents                                           $   2,733          $     564
              Short-term investments                                                  4,306
              Inventory                                                                                    352
              Accounts receivable                                                                          286
              Prepaid expenses and advances                                              90                347
                                                                                  ---------          ---------
                         Total current assets                                     $   7,129          $   1,549

   Long-term investments                                                                530
   Furniture and equipment-at cost (less depreciation of $58 and $82)                   114                141
   Other assets                                                                          13                 45
                                                                                  ---------          ---------
                         TOTAL                                                    $   7,786          $   1,735
                                                                                  =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
              Capital lease obligation                                            $       8          $       8
              Accounts payable                                                          294                564
              Accrued expenses                                                          852              1,089
              Other liabilities                                                                             66
                                                                                  ---------          ---------
                         Total current liabilities                                    1,154              1,727

   Capital lease obligation                                                              26                 22
   Deferred royalty income                                                              441                419
                                                                                  ---------          ---------
                         Total liabilities                                            1,621              2,168
                                                                                  ---------          ---------

   STOCKHOLDERS' EQUITY:
              Preferred stock, $.01 par value; shares authorized - 5,000;
                  none issued
              Common stock, $.001 par value; shares authorized - 23,750;
                  issued and outstanding - 7,923 and 7,923                                8                  8
              Additional paid-in capital                                             33,988             33,988
              Accumulated deficit                                                   (27,831)           (34,429)
                                                                                  ---------          ---------
                         Total stockholders' equity                                   6,165               (433)
                                                                                  ---------          ---------
                         TOTAL                                                    $   7,786          $   1,735
                                                                                  =========          =========

                                                    LIFE MEDICAL SCIENCES, INC.

                                                     STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                                             (In thousands, except per share data)

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                    1997                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         ---------------       ---------------
    Net (loss)                                                                                $       (5,219)        $       (6,598)
    Adjustments to reconcile net (loss) to net cash (used in) operating activities:
         Depreciation                                                                                     36                    24
         Deferred royalty income                                                                         (50)                  (22)
         Fair value of options issued as compensation                                                    230
         Changes in operating assets and liabilities:
         (Increase) in inventory                                                                                              (352)
         (Increase) in accounts receivable                                                                                    (286)
         (Increase) in prepaid expenses and advances                                                     183                  (257)
         (Increase)/Decrease in other assets                                                              16                   (32)
         Increase in accounts payable                                                                      4                   270
         Increase/(Decrease) in accrued expenses and other liabilities                                   196                   303
                                                                                              ---------------       ---------------
            Net cash (used in) operating activities                                                                         (6,950)
                                                                                              ---------------       ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment                                                                           (661)                  (51)
        Purchase of investment securities                                                             (5,923)
        Proceeds from maturity of investment securities                                                3,042                 4,836
                                                                                              ---------------       ---------------
           Net cash (used in) provided by investing activities                                        (3,542)                4,785
                                                                                              ---------------       ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on capitalized lease                                                                     (5)                   (4)
        Cost of registration of common stock previously issued                                           (49)
                                                                                              ---------------       ---------------
           Net cash (used in) financing activities                                                       (54)                   (4)
                                                                                              ---------------       ---------------
    Net (decrease) in cash and cash equivalents                                                       (8,200)               (2,169)
    Cash and cash equivalents at beginning of period                                                  11,236                 2,733
                                                                                              ---------------       ---------------
    Cash and cash equivalents at end of period                                                $        3,036        $          564
                                                                                              ===============       ===============

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


C)   PREPAID EXPENSES AND ADVANCES

          The September 30, 1998 balance includes $285,000 associated with Clinicel advertising scheduled for the fourth quarter 1998.

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

RESULTS OF OPERATIONS

In April 1998, the Company launched a direct-to-consumer advertising campaign in conjunction with the introduction of its CLINICEL silicone gel-filled cushions and ancillary products for treatment of hypertrophic and keloid scars. During the third quarter, this campaign has been expanded through distribution of the CLINICEL products through drug wholesalers and certain retail drug stores in the United States. Revenue for the three month and nine month periods ended September 30, 1998 was $605,000 and $1,137,000 respectively. Sales of CLINICEL products accounted for $601,000 and $1,116,000 respectively of total revenue with royalty income from sales of the Sure Closure System amounting to $4,000 and $21,000 respectively. For the prior year, total revenue of $17,000 and $50,000 for the three month and nine month periods ended September 30,1997 were totally associated with royalty income from product sales of the Sure Closure System.

Research and Development expenses totaled $980,000 and $3,248,000 for the three month and nine month periods ended September 30,1998 respectively. Total expenses for Research and Development for the comparable periods during the prior year were $1,665,000 and $4,294,000 respectively. The reduction in expenditures compared to the prior year was largely attributed to the reduced level of clinical trial activity during the current year. In 1997, the Company was engaged in two European clinical trials involving two products based on its in situ tissue culture technology as well as a clinical trial on its REPEL bioresorbable adhesion barrier film in gynecological surgery. During 1998, expenses have been largely associated with the development and pre-clinical assessment of the Company's expanded range of post-operative adhesion prevention products based on its proprietary bioresorbable polymer technology.

Sales and Marketing expenses were $1,129,000 and $2,683,000 for the three and nine month periods ended September 30, 1998 respectively; there were no comparable expenses for the prior year. The current year expenditures were exclusively associated with the product launch and promotion of the CLINICEL product line. The major elements of this expense category were journal advertising to both consumer and professional audiences and contract telemarketing costs.

General and Administrative expenses were $573,000 and $1,480,000 for the three and nine month periods ended September 30,1998 respectively; whereas, spending for the comparable periods in the prior year totaled $28,000 and $1,427,000 respectively. The year-to-year comparison for the three month period is distorted by the reversal, during 1997, of a non-cash expense for stock-based compensation of approximately $286,000, which was recorded earlier in 1997. In addition, expenses during the current three month period were increased by legal and other professional fees associated with a security registration for class A and B warrants as described in Item 5.

Interest income was $48,000 and $163,000 for the three month and nine month periods ended September 30,1998, respectively compared to $132,000 and $455,000 for the same prior year periods, respectively. The reduction in interest income levels during the current year periods is directly attributable to the lower balances of cash and cash equivalent shown on the balance sheet.

Interest expense for the three and six month periods ending September 30,1998 of $1,000 and $3,000 respectively represent interest on capital leases entered into for certain office equipment.

The Company recorded a net loss for the three month and nine month periods ended September 30,1998 of $2,287,000 and $6,598,000 respectively compared to $1,545,000 and $5,219,000 for the same periods in the prior year. The increased levels of losses are primarily attributed to the sales and marketing expenses associated with the launch of the CLINICEL product line partially offset by gross profit on CLINICEL and reduced research and development expenses as previously explained. The Company expects to incur additional losses in future periods.

Liquidity and Capital Resources

The Company had cash and cash equivalents available of $564,000 as of September 30,1998 as compared to cash and investments $7,569,000 as of December 31,1997. The decrease in cash and investments during the nine month period ended September 30,1998 resulted from expenditures made to support the launch and promotion of the CLINICEL product line partially offset by the proceeds from sales of these products during the period. Resources were also consumed for research and development programs and administrative expenses.

At September 30, 1998, the Company had a working capital deficit of $178,000. The current cash and cash equivalents balance as of September 30,1998 may not be sufficient to meet its cash requirements through the remainder of 1998. The Company is currently in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations. Any equity financing may be dilutive to current stockholders. The Company is also pursuing other initiatives, including trade receivable financing and licensing/marketing agreements intended to improve its financial condition. There can be no assurance that the Company will be able to secure the necessary financing when required or that such financing will be available on terms acceptable to the Company. The Company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

As an intended means of raising additional financing to fund the growth of CLINICEL sales and the product development programs, the Company filed, on July 30, 1998, a registration statement with the Securities and Exchange Commission
(SEC) covering a proposed reduction in the exercise prices of its Class A Warrants (Nasdaq NM:CHAIW) and Class B Warrants (Nasdaq NM:CHAIZ), both of which were scheduled to expire on September 21, 1998. Although this registration statement was declared effective by the SEC, the Company did not proceed with the offering due to unattractive market conditions for its securities. The expiration of both the Class A Warrants and Class B Warrants has been extended to March 21, 1999.

The Company has been notified by the NASDAQ Stock Market staff that, as of June 30, 1998, it no longer met the net tangible asset maintenance requirement for continued listing on the NASDAQ National Market. Subsequent to a review by the NASDAQ Listing Panel, the Company's Common Stock, Class A Warrants and Class B Warrants were delisted from the NASDAQ National Market and currently trade on the OTC Bulletin Board. The Company has filed an appeal with the NASDAQ Appeals Panel, which is scheduled for review in December 1998.

The Company uses a number of computer programs accross its operations. The Company has not completed its assessment of the year 2000 issue but believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

The Company uses a number of third party vendors to support it's operations. The Company has not completed its assessment of the year 2000 issue with these third parties. If these parties are unable to address this issue in a timely manner, and the Company is unable to instead conduct operations with other third party vendors that have addressed this issue, it could result in a material financial risk to the Company.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LIFE MEDICAL SCIENCES, INC.
                                    (REGISTRANT)

                                    /s/ ROBERT P, HICKEY
                                    --------------------------
                                    ROBERT P, HICKEY
                                    PRESIDENT AND CEO
                                    (Duly Authorized Officer)



     Date: November 15, 1998        /S/ DREW KARAZIN
                                    ----------------------------
                                    DREW KRAZIN
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (Duly Authorized Officer & Principal
                                    Financial Officer)

                                 EXHIBIT INDEX



          ITEM 6.   27  FINANCIAL DATA SCHEDULE