Form 10-K
period 1998-12-31
LIFE MEDICAL SCIENCES INC
filed 1999-03-26
CIK 889428

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period
                                      to
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

                                     NONE
                             (Title of each class)

          Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK -- PAR VALUE $.001 PER SHARE
                                     UNITS

                          REDEEMABLE CLASS A WARRANTS
                         REDEEMABLE CLASS B WARRANTS
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $4.5 million.

        As of March 23, 1999, 7,922,559 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive proxy statement to be file pursuant to Regulations 14A in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               INTRODUCTORY NOTE

     Life Medical Sciences, Inc., a Delaware corporation (the "Company"), is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.

     Certain statements in this Report on Form 10-K (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of material facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business

General

  Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 1998, the Company focused on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In January 1999, the Company initiated a pilot clinical trial for its REPEL-CV bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. The Company has also developed a line of novel silicone gel-filled cushions intended for the prevention and management of hypertrophic and keloid scars. The Company launched this line under the CLINICEL TM name in April 1998 through a consumer media campaign, expanded distribution through drug stores, supermarket pharmacies and mass merchandise store pharmacies and achieved 1998 sales of $1,715,000.

  The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV TM), gynecological and general surgical procedures (REPEL TM), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE TM) and orthopedic and spinal surgical procedures (RELIEVE TM). These products are in various stages of development:


-----------------------------------------------------------------------------------------------------------------
Adhesion Prevention Products Under Development
-----------------------------------------------------------------------------------------------------------------
                       Potential                                                             Est. Annual Market
Product                Therapeutic Application                  Status                            Potential(A)

-----------------------------------------------------------------------------------------------------------------
REPEL                  Preventing or reducing post-operative    U.S. pivotal clinical       $250 Million
Barrier Film           surgical adhesions in gynecological      trial
                       and general abdominal surgery.

-----------------------------------------------------------------------------------------------------------------
REPEL-CV               Preventing or reducing post-operative    U.S. pilot clinical trial   $250 Million
Barrier Film           surgical adhesions in cardiovascular
                       surgery.

-----------------------------------------------------------------------------------------------------------------
RESOLVE                Preventing or reducing post-operative    IDE Preparation             $400 Million
Viscous Solution       surgical adhesion in gynecological and
                       general abdominal  surgery.

-----------------------------------------------------------------------------------------------------------------
RELIEVE                Preventing or reducing post-operative    Preclinical trials          $300 Million
Viscous Solution       surgical adhesion in orthopedic and
                       spinal surgery.

-----------------------------------------------------------------------------------------------------------------
(A) Sources: Techvest LLC, Vector Securities International, Inc.,
             Medical Data International



  In April 1998, the Company launched its CLINICEL silicone-based device for diminishing unsightly scars and associated discomfort. The Company has launched CLINICEL through a direct to consumer marketing campaign in the United States and is marketing the product line internationally through a series of independent distributors. The effectiveness of CLINICEL in treating problem scars was demonstrated in a clinical study published in the April 1998 edition of the Journal of Plastic and Reconstructive Surgery, a widely respected peer review journal for plastic surgeons. CLINICEL is distributed through national drug wholesalers including McKesson, Bergen Brunswig and Cardinal to over 6,000 retail outlets such as Eckerd Drug Stores, WalMart, Long's Drug Stores and Publix Super Markets. This distribution has been supported by full-page advertisements in leading women's magazines such as Cosmopolitan, Glamour, Ebony and Vogue. Sales in 1998 totaled $1,715,000.

  The Company's product development strategy is to maintain a relatively small core of scientists and researchers within the Company. The Company currently conducts substantially all of its research and product development through arrangements with specialized academic and industrial organizations that broaden the development capabilities of the Company. The Company has established contract manufacturing arrangements for each of its product lines.

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

  The Company was developing three products utilizing its in-situ tissue culturing technology: Cariel TM, primarily for chronic wound healing; Piliel TM, for stimulating hair regrowth and reducing hair loss; and Lipoel TM, for improving the success rate of fat transplantation from a donor site to a recipient site for reconstructive or cosmetic surgery. During 1997, the Company terminated all clinical development efforts on these products since they did not yield the desired benefits to the intended user during clinical evaluation.

Proprietary Platform Technologies

 Polymer Technology

  The Company's polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength, and biocompatibility. Unlike many other polymer systems which may cause untoward responses, polymers derived from the Company's polymer technology are highly biocompatible and have not caused any undesirable tissue responses. Medical applications include the prevention or reduction of post-operative surgical adhesions. In addition, potential medical implantable uses include resorbable sutures, drug delivery systems, stents, coatings for implantable devices and drug delivery.

  Utilizing its polymer technology, the Company is currently developing REPEL, a bioresorbable barrier film, for the prevention or reduction of post-operative adhesions in gynecological and general surgical procedures, REPEL-CV, a bioresorbable barrier film, for the prevention or reduction of post-operative adhesions in cardio-vascular surgical procedures, RESOLVE, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures and RELIEVE, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in orthopedic and spinal surgical procedures. See "Collaborative Agreements - Polymer Technology."


  REPEL and REPEL-CV are proprietary bioresorbable post-operative adhesion barrier films based on the Company's polymer technology. The Company is also developing RESOLVE and RELIEVE, post-operative adhesion barrier coatings
(viscous solution).   REPEL, REPEL-CV, RESOLVE and RELIEVE are intended to be
used routinely during surgeries to prevent or reduce the formation of post-operative adhesions.

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

  According to industry data, adhesions occur in approximately 93% of abdominal surgeries, between 55% and 100% of gynecologic operations and are a common occurrence following open-heart procedures. However, as it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of its adhesion prevention products. The Company believes that current products for the prevention or reduction of adhesions are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that REPEL, REPEL-CV, RESOLVE and RELIEVE may not suffer from these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or break-down products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that REPEL, REPEL-CV, RESOLVE and RELIEVE uniformly dissolve without forming particles and do not form break-down products, which could lead to untoward biological effects.

REPEL

  REPEL adhesion barrier film is the first in the series of bioresorbable adhesion prevention products from the patented platform technology. REPEL was tested in a series of pre-clinical studies at the University of Southern California in which its efficacy was evaluated in controlled, blinded, randomized studies. These studies demonstrated that REPEL either completely eliminated or substantially reduced the formation of adhesions in the peritoneal cavity in such industry standard models as de novo adhesion formation, adhesion reformation and adhesion formation in the presence of blood. Throughout these studies, REPEL was assessed as safe and biocompatible and resorbed without complication. In conjunction with the Investigational Device Exemption (IDE) submission to the FDA, REPEL was rated safe in an extensive series of non-clinical toxicologic and hematologic studies.

     During 1997, a pilot clinical trial was conducted on REPEL in gynecological surgery, at several sites in the United States. The trial was designed to test the safety and efficacy of REPEL when applied to the anterior and posterior surfaces of the uterus during myomectomies by laparotomy. REPEL was rated safe and well tolerated as well as being greater than twice as effective in reducing adhesion formation compared to the control of standard surgical technique. The most striking result of the trial was the reduction in the extent of adhesion formation on the posterior surface of the uterus, where adhesions are more extensive, clinically relevant and difficult to address. On the posterior surface, the median extent of adhesions in the REPEL patients was less than 25 percent, whereas the control patients' median extent was greater than 75 percent. Based on these results, FDA has granted approval to initiate the pivotal clinical trial.

REPEL-CV

     REPEL-CV is a bioresorbable adhesion barrier film made from a different co-polymer formulation than REPEL which results in its being stronger and longer lasting in the body. The clinical significance of these enhanced characteristics was demonstrated in a series of pre-clinical studies. These studies were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated as well as virtually preventing the formation of adhesions to the surface of the heart.

     Adhesion formation after open heart surgical procedures is a well-documented, significant complication at the point of performing a secondary procedure. Secondary procedures (re-do's) account for 15-20% of the approximately 600,000 open heart surgeries performed annually in the United States. Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open heart surgical procedure. These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure. There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

     In January 1999, Life Medical initiated a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in cardiovascular surgical procedures. REPEL-CV is a bioresorbable film which is placed over the anterior surface of the heart at the conclusion of the surgical procedure. The primary endpoint of this trial involving 21 evaluable patients is to assess the safety of the material. In addition, the trial is designed to provide initial data on the efficacy in preventing adhesions between the heart and the inner surface of the sternum. This trial is scheduled for completion in April, 1999.

RESOLVE

     Coating tissue surfaces as a means of providing broad-based versus site specific protection against adhesion formation is the objective of the RESOLVE viscous gel development program. This approach has particular application in gynecological and general abdominal surgery due to the "bowl shaped" anatomical configuration of the peritoneal cavity.

RESOLVE would be poured (open procedures) or injected (laparoscopic procedures) into the peritoneal cavity at the conclusion of the procedure as an instillate to coat and lubricate the tissue surfaces thereby protecting the organs from adhesion formation.

     The formulation of RESOLVE was specified through a series of pre-clinical studies during which the preferred viscosity, tissue adherence and resorption
time were determined.   In addition to being determined as safe and
biocompatible throughout the pre-clinical studies, RESOLVE proved to be efficacious in reducing the level of adhesion formation subsequent to gynecological surgical procedures. In one pre-clinical study, approximately forty-five (45) percent of the tissue surfaces in the RESOLVE treated group were free of adhesions, compared to less than ten (10) percent in the control group and less than twenty (20) percent in the group treated with SEPRAFILM, an FDA approved surgical adhesion barrier developed by Genzyme Corporation. Manufacturing and packaging development programs are underway in preparation for submission of the Investigational Device Exemption (IDE) to the FDA as a basis for initiating the pilot clinical trial.

RELIEVE

     Gels of higher viscosity may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopaedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products are under development through pre-clinical studies. Candidate materials are being evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery which is being funded by a major manufacturer of spine surgery instruments.

CLINICEL--TOPICAL SCAR MANAGEMENT DEVICE

     According to Vital Statistics from the U.S. Department of Commerce, 62 million new scars occur annually in the United States. Of this total, a portion of these scars will predictably progress into unsightly, uncomfortable scars known as hypertrophic and keloid scars. A series of focus groups were conducted in the beginning of 1998, to determine if a target audience of 20-50 year-old women would be interested in and motivated to purchase a self-care treatment option to improve the appearance and symptoms of these problem scars. The results were very positive.

     Based on this research and the limited competition in this product segment, the Company introduced the CLINICEL product line of novel, patented, silicone gel-filled cushions intended for the prevention and management of hypertrophic and keloid scars. The cushions are applied to intact skin for diminishing the size, discoloration and associated discomfort of unsightly scars. Marketing of the CLINICEL product was approved by the FDA for over-the-counter promotion direct to the consumer. A non-controlled clinical study involving 30 patients with various types of scars ranging in age from 4 months to 38 years demonstrated that the use of CLINICEL accelerated the revision of the scars compared to previous experience with silicone sheet products. The results of this study were published in the April 1998 edition of the Journal of Plastic and Reconstructive Surgery.

     The CLINICEL line of silicone gel-filled cushions and ancillary elastic net dressing and hypoallergenic tape products were launched in April 1998 through a multi-faceted promotional program. Primary emphasis has been placed on consumer advertising in such fashion journals as Cosmopolitan, Redbook and Essence with contract inbound telemarketing for product information and order processing. To date, approximately 90,000 consumer calls and 13,000 consumer orders have been processed via the 800 number and website. Promotional emphasis has also been focused, through journal advertising and conventions, at dermatologists, plastic and gynecologic surgeons as well as pharmacists.

     As consumer awareness and clinical endorsement of CLINICEL increases, the establishment of broad retail access of CLINICEL becomes a critical factor to support continued sales growth. CLINICEL is currently available through more than 6,000 retail outlets including chain and independent drug stores as well as mass merchandise and supermarket pharmacies. CLINICEL is stocked in all major drug wholesalers and is sold through such major retailers as WalMart, Eckerd, American Stores and Long's. Sales through December 1998 totaled $1.7 million of which approximately $.9 million represented individual consumer orders and the remainder were trade sales.

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

  In March 1996, pursuant to the Yissum Agreement, the Company paid Yissum $60,000 for conducting research relating to the development of surgical adhesion barriers. Effective as of October 1996 the Yissum Agreement was amended as it relates to the Company financing research at Yissum. The amendment provides a research term of five years from the date of the amendment and requires Yissum personnel to enter into confidentiality and non-competition agreements with the
Company.   Pursuant to the amendment, the Company paid Yissum approximately
$276,000 for each the first and second twelve month periods of the research term.

CLINICEL


  The CLINICEL product line was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In July 1995, the Company entered into an agreement with Dimotech (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech with regard to CLINICEL. Pursuant to the Dimotech Agreement, Dimotech has assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to CLINICEL. Under the terms of the Dimotech Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company has agreed to favorably consider manufacturing in Israel the scar care products and to explore opportunities to do so.

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


 Sure-Closure System

  The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will continue to be reduced by a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties, under the Skin Stretching Agreement, to MedChem, relieving the Company of any
obligations under the Skin Stretching Agreement.   In October 1997 the Sure-
Closure System was acquired by the Zimmer Inc. subsidiary of Bristol-Myers
Squibb.

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

  The conduct of non-clinical studies must be done in conformity with the FDA's good laboratory practice (GLP) regulations. Clinical studies must comply with the FDA's regulations for institutional review board approval and for informed consent and, depending on the product, Investigational New Drug (IND) or Investigational Device Exemption (IDE) regulations. In addition, a variety of state and local permits are required under regulations relating to the Company's proposed laboratory activity.

  The Company will also be required to register as a manufacturer with the FDA if it manufactures drugs, biologics or devices in the United States. As such, the Company would be inspected on a routine basis by the FDA for compliance with the FDA's good manufacturing practices (GMP) regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Foreign manufacturing facilities that produce products for sale in the United States are also subject to these GMP requirements and to periodic FDA inspections. FDA regulations also require that the Company provide information to the FDA on deaths or serious injuries associated with the use of its products, as well as other post-approval marketing experiences. In addition, the FDA prohibits a company from marketing approved products for unapproved applications.


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

  If a medical device manufacturer can establish that a newly developed device is substantially equivalent to a Class I or Class II device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device that was legally introduced to the market after the FDA has found it to be substantially equivalent to a legally marketed device, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. Substantial equivalence also can be found for pre-1976 Class III devices for which PMAs have not been required. The 510(k) pre-market notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) pre-market notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) pre-market notification. At this time, the FDA responds to the submission of a 510(k) pre-market notification in approximately 150 days on average. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company.

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

  If human clinical trials of a proposed device are required and the device presents a "significant risk," the manufacturer or distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing. If the IDE application is approved, human clinical trials may begin at a specified number of investigational sites with the number of patients approved by the FDA.

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

  Products utilizing the Company's polymer technology are likely to be classified as Class III devices, requiring a PreMarket Approval ("PMA") application review process prior to commercial distribution in the United States. CLINICEL silicone gel-filled cushions are classified as Class 1 devices for which a 510K pre-market notification for over-the-counter (OTC) marketing has been approved by the FDA.

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

Patents and Proprietary Rights

  In connection with the polymer technology, the Company currently holds two issued United States patents, one Canadian patent and two Israeli patents relating to bioresorbable polymeric compounds and polyurethane polymeric compounds. The first United States patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The Company does not currently have comparable patent protection outside the United States for the bioresorbable polymeric compounds other than in Canada and in Israel. The second United States patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The two United States patents will remain in effect until June 2, 2008 and May 3, 2010, respectively, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office. The Company has one issued patent which will remain in effect until January 8, 2015, and two pending patent applications in the United States pertaining to bioresorbable polymeric compounds used in adhesion prevention. The Company has filed for foreign protection on the bioresorbable polymeric compounds used in adhesion prevention.

  With regard to CLINICEL, the Company has received notification of allowance from the U.S. Patent and Trademark Office on a design and use patent in the field of treatment of hypertrophic and keloid scars. Similar patents have been filed in major international markets.

Competition

 REPEL, REPEL-CV,  RESOLVE and RELIEVE

  REPEL, REPEL-CV, RESOLVE and RELIEVE are expected to compete with various currently marketed products such as Interceed TM, a product of Johnson & Johnson, Seprafilm TM , a product of Genzyme Corp., and Goretex TM, a product of WL Gore. Several other companies including LifeCore Biomedical Inc., Gliatech Inc., Anika Therapeutics, Inc., Biomatrix Inc., Alliance Pharmaceuticals, Corp. and Focal Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal methods of competition.

 CLINICEL

  CLINICEL competes with various OTC Therapeutic Scar Treatment options currently available direct to the consumer such as the ReJuveness silicone sheet material marketed by RichMark International and Mederma topical ointment marketed by Merz USA. CLINICEL will also compete with prescription-only or surgical treatment options such as corticosteroid injections and reconstructive surgery. There are few products in this embryonic segment and competition is dependent upon marketing, pricing and distribution.

Manufacturing

REPEL, REPEL-CV, RESOLVE, RELIEVE and CLINICEL.

  The Company intends to rely primarily on certain manufacturers to produce REPEL, REPEL-CV, RESOLVE, RELIEVE and other proposed products for testing and commercial production. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's products would be manufactured in a facility in compliance with regulatory requirements. The Company has engaged a third party to inspect the product formulated by the manufacturer for quality assurance purposes. The Company has been, and expects to continue to be, able to obtain all materials required for its production of its proposed products, although there can be no assurances thereof.

  As of the date of this report, the Company and its primary manufacturer have completed various manufacturing pilot batches and scale-up studies at its primary manufacturing partners site. The Company's manufacturing equipment, which was used by the manufacturer in the production process, was pledged as collateral against amounts owed to this manufacturer during 1998. The Company has continued to produce pilot batches for use in clinical trials during 1999 at this manufacturer and on this equipment and intends to continue this manufacturing development and optimize, validate and utilize the process, equipment and manufacturer to produce further clinical and commercial sale products at this site.

CLINICEL

The Company relies on certain manufacturers to produce and supply the CLINICEL products. The manufacturer procures, tests, and inspects all raw materials used in the production of these products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's CLINICEL products are manufactured in a facility in compliance with appropriate regulatory requirements.

Marketing and Sales

  The Company markets its CLINICEL products through advertisements in various periodicals and professional journals and has established distribution in various chain drug stores. The Company's largest customer (Eckerd) accounted for approximately 22% of sales in 1998. Internationally, the CLINICEL products will be marketed through a series of independent distributors. If the Company's proposed products from its polymer technology are successfully developed, the Company may either establish an organization for the marketing and sale of these proposed products or enter into corporate alliances for the distribution of certain products in the United States. The Company intends to seek joint venture, licensing or collaborative arrangements for the marketing and sale of these proposed products elsewhere in the world.

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

Product Liability and Insurance

  The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials and commercial sales of its products providing coverage in an aggregate amount of $3,000,000.

Human Resources

  As of March 23, 1999, the Company employed nine full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. The Company's employees are not a party to any collective bargaining agreement. The Company believes that it has good relations with its employees. The Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

  The Company's executive officers are as follows:

             Name                Age               Positions with the Company
     ----------------------     -----  ------------------------------------------
Dr. Herbert Moskowitz..........  58    Chairman of the Board of Directors
Robert P. Hickey...............  53    President and Chief Executive Officer
Eli Pines, Ph.D................  53    Vice President and Chief Scientific Officer
Drew Karazin...................  45    Vice President, Chief Financial Officer
Robert G. Conway...............  41    Vice President Operations


  Dr. Herbert Moskowitz is a co-founder of the Company and is currently the Chairman of the Board of Directors. Dr. Moskowitz has served as Chairman of the Board, President and Chief Executive Officer at various periods since the Company's inception in 1990. Dr. Moskowitz is also president, director and a principal stockholder of Magar Inc., a private investment firm. Magar Inc. is a principal stockholder of the Company. He is also Executive Director of the Andrew F. Capoccia Law Centers LLC. He is a co-founder of Advanced Tissue Sciences, Inc., a publicly traded medical technology company, and at various periods from 1986 to 1989 served as director, chairman of the board, president and chief executive officer. Dr. Moskowitz, a former practicing dentist, has been active in the healthcare field since 1958.

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

  Drew Karazin has served as Vice President and Chief Financial Officer since July, 1998. Prior to joining the company, he served during 1996 and 1997 as Chief Financial Officer for SCA Molnlycke, a $200 million subsidiary of a Swedish medical device and incontinence product company. In 1996, Mr. Karazin was President and Chief Financial Officer of Jersey Integrated Healthpractice, one of the largest physician management companies in New Jersey. From 1983 to 1995, Mr. Karazin served in financial management positions of increasing responsibility with Merck & Co. Inc. From 1992-1995 he was the senior executive responsible for Finance, Business Development, Strategic Planning, Information Systems and certain marketing and product development activities for Calgon Vestal Laboratories Inc., a $100 million division of Merck. Mr. Karazin graduated from Clarkson University with a B.S. in Chemical Engineering and received an M.B.A. from Fairleigh Dickenson University.

  Robert G. Conway has served as Vice President, Operations since July 1998. Prior to joining the company, Mr. Conway worked with Life Medical Sciences as an independent consultant with principal responsibility for the engineering and manufacturing functions associated with Clinicel. Prior to establishing his consulting firm, Mr. Conway served as President and COO of VasoMedx, Inc. a venture-backed medical device company. He has held engineering and manufacturing positions of increasing responsibility with various units in the U.S. and Australia of Johnson & Johnson. Mr. Conway received a BS in Mechanical Engineering from New Jersey Institute of Technology.

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


Daniel Cohn, Ph.D......  Dr. Daniel Cohn is Professor of Biomaterials Science
                         and Head of the Biomedical Polymers Research Group, Casali Institute of Applied Chemistry, Hebrew University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed the Company's polymer technology.


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


Gere S. diZerega, M.D... Dr. Gere D. diZerega is Professor,
                         Department of Obstetrics and Gynecology at Women's' Hospital, University of Southern California Medical Center. Dr. diZerega's area of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.

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


Ella Lindenbaum, Ph.D..  Dr. Ella Lindenbaum is the Director of the Morphology
                         Research Unit, The Bruce Rappaport Faculty of Medicine, Technion-Israel Institute of Technology, Haifa, Israel. Dr. Lindenbaum is a cell biologist, whose work led to the development of CLINICEL products and the in-situ tissue culturing technology.


Gary L. Loomis, Ph.D...  Dr. Gary Loomis is founder, president and senior consultant of G. L. Loomis & Associates, Inc., a firm providing technical expertise in polymer science to a diverse international client base. Dr. Loomis is internationally renowned as an expert in the preparation, modification, evaluation and processing of polymers, especially bioresorbable polymers for medical devices and drug delivery applications.


Mehmet C. Oz, M.D......  Dr. Mehmet C. Oz is Irving Assistant Professor of
                         Surgery at Columbia University College of Physicians and Surgeons, New York and Director of The Assist Device Program and attending surgeon of the Division of Cardiothoracic Surgery at New York-Presbyterian Medical Center, New York.

Eric A. Rose,  M.D.....  Dr. Eric A. Rose is Chairman,
                         Department of Surgery at College of Physicians & Surgeons of Columbia University, New York, Surgeon-in-Chief of Columbia-Presbyterian Medical Center, New York and Director, Cardio-Thoracic Services at St. Michael's Medical Center, Newark, New Jersey.

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


Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report: Loss on Sale or Merger

   The Company believes that available cash will not be sufficient to meet its cash requirements through 1999. As a result of the Company's limited capital resources, The Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company is seeking such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If the Company is not able to raise additional funds as needed to continue its research and development programs and for its intended manufacturing and marketing efforts, it may become necessary for the Company to attempt to be merged or sold in whole or in part with or to another entity. There can be no assurance that such a sale or merger would be available, but if it were, the proceeds to the Company or its stockholders from such a sale or merger could be substantially less than the amount invested by stockholders in the Company, resulting in significant losses to the stockholders on their investment in the Company's securities.


Limited Operating History; History of Losses

   The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, the Company has incurred significant net losses from its inception. The Company experienced net losses of $3,830,000, $7,660,000 and $7,602,000 for the years ended December 31, 1996, 1997 and 1998 respectively. At December 31, 1998, the Company had an accumulated deficit of $35,433,000 which has increased since that date. Although recent capital constraints have reduced spending levels, the Company continues to expend substantial financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology; (ii) commercialization of its CLINICEL product line and other proposed products; (iii) research, development and testing of other proposed products; and (iv) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on the continued growth of CLINICEL sales successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

Reliance on Outside Consultants and Contractors

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

   Whether or not FDA approval has been obtained, approval of a drug by comparable regulatory authorities in other countries must be obtained prior to marketing the product in those countries. The approval process varies by country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that clinical testing will provide evidence of safety and efficacy in humans or that regulatory approvals will be granted for any of the Company's products. Manufacturers of therapeutic products are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. Failures to obtain or delays in obtaining regulatory approvals would adversely affect the manufacturing and marketing of the Company's products, the Company's financial position and the Company's revenues or royalties. When and if approvals are granted, the Company, the approved device, the manufacture of such device and the facilities in which such device is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to healthcare reform and product pricing, cannot be predicted.

Patents and Proprietary Rights; No Assurance of Enforceability or Significant Competitive Advantage

   The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and other products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns three United States patents, one Canadian patent and two Israeli patents relating to its polymer technology. The Company has also received notification of allowance on a U.S. patent for the CLINICEL silicone gel filled cushion. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. While obtaining patents is deemed important by the Company, patents are not considered essential to the success of its business. However, if further patents do not issue from present or future patent applications, the Company may be subject to greater competition. The Company also relies on trade secrets and other unpatented proprietary technology to protect its innovations. There can be no assurance that the Company can meaningfully protect its rights in such unpatented technology, or that others will not independently develop substantially equivalent or superior products and processes or otherwise gain access to the Company's technologies, that trade secrets will be established or that secrecy obligations will be honored. To the extent that consultants, key employees, third parties involved in the Company's projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.

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


Risk of Not Obtaining Additional Manufacturing Facilities and Experienced Manufacturing Personnel and/or Establishing Manufacturing Arrangements with Others

   The Company believes it currently has contracted for sufficient manufacturing capabilities to allow for production of its proposed products in quantities sufficient to support its anticipated commercial needs and clinical programs. To be successful, however, the Company must be capable of manufacturing or contracting for the manufacture of its products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. The Company may manufacture certain products directly at such time, if ever, that such products are successfully developed. The Company has no experience with the direct manufacture of these proposed products although certain of the Company's officers have had experience in similar activities for other companies. The manufacture of these proposed products is complex and difficult, and will require the Company to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. There can be no assurance that experienced personnel can be attracted to or retained by the Company, or that the Company will be able to obtain the financing necessary to manufacture these products directly.


Dependence Upon Suppliers

   The Company is dependent upon subcontractors to manufacture and deliver certain components of its proposed products in a timely and satisfactory manner. The Company has entered into agreements with two suppliers on whom it relies for the manufacture, assembly, packaging, and shipping of its CLINICEL product. While there are alternative sources for these services and the proposed products, a level of competency has been established in these relationships. Failure to procure such components, services or products or any interruption in the supply of such items could have a material adverse effect on the Company.


Reliance on Arrangements With Others; Limited Marketing and Sales Experience

   The Company has limited experience in marketing and sales although certain of the Company's officers have had experience in similar activities for other companies. The Company may rely on joint venture, licensing or collaborative arrangements for marketing and selling certain products in certain geographic markets. Although some agreements have been entered into, there can be no assurance that the Company will be successful in maintaining such arrangements, or that its co-venturer, licensee or collaborator in such arrangements will be successful in marketing and selling such products. These arrangements may result in the lack of control by the Company over the marketing and selling of its proposed products. The Company may choose to market and sell such products directly and, to do so, the Company would have to develop a specialized marketing and sales force with technical expertise. There can be no assurance that the Company will be able to build such a marketing or sales force, that the cost of establishing such a marketing or sales force will not exceed any product revenues, or that the Company's direct sales and marketing efforts will be successful. In addition, the Company will compete with many other companies that currently have extensive and well-funded marketing and sales operations.


Risk of Termination of, or Loss of Rights to, Technologies Under Agreements with Others

   The Company has acquired the rights to its technologies pursuant to agreements with research institutions. Such agreements contain provisions requiring the Company, among other things, to develop, commercialize and/or market products, to achieve minimum sales and/or income levels within certain periods of time, to meet minimum funding requirements and to make royalty payments in order to maintain the patents and other rights granted thereunder. In addition, the patents and proprietary rights revert to the grantor on certain dates and/or upon the occurrence of certain conditions. As of March 24, 1999, these conditions have not occurred, however, in light of the company's current capital resource constraints, there can be no assurance that said conditions will not occur. In the event that certain patents and proprietary rights were to revert to the grantor, it would have a material adverse affect on the Company.


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

Customer Concentration

   As the Company's CLINICEL business increased during 1998, wholesalers, distributors, drug retail outlets and chains and mass merchandise chain pharmacies were added to the customer base. The Company's largest customer (Eckerd) accounted for approximately 22% of sales in 1998. Given the continued market consolidation among these entities, loss of these customers could have a material adverse affect on the Company.

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

   The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products, obtain required government approvals on a timely basis, develop and manufacture its proposed products on a cost-effective basis and successfully market its products. There can be no assurance that the Company's current or proposed products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere.

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


Risk of Product Liability Claims; Insurance

   The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's proposed products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's proposed products, if any, that receive regulatory approval for commercial sales. The Company currently has product liability insurance coverage for the use of its proposed products in clinical trials and for the commercial sale of CLINICEL. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or be able to maintain the current level of insurance. Further, there can be no assurance that a product liability claim would not materially adversely affect the Company. A product liability or other judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.


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

Risk Related to Year 2000 Computer Programs

   The Company uses a number of computer programs across its operations. The Company has not completed its assessment of the year 2000 issue but believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.


   The Company uses a number of third party vendors to support its operations. The Company has not completed its assessment of the year 2000 issue with these
third parties.   If these parties are unable to address this issue in a timely manner, and the Company is unable to instead conduct operations with other third party vendors that have addressed this issue, it could result in a material financial risk to the Company.


Anti-Takeover Provisions

   The Company's Restated Certificate of Incorporation, as amended (the "Restated Certificate of Incorporation") authorizes the issuance of a maximum of 5,000,000 shares of preferred stock ("Preferred Stock") on terms that may be fixed by the Company's Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. No Preferred Stock has been issued to date. The issuance of Preferred Stock could make the possible takeover of the Company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, the Company is subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control.


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

   The Company has outstanding (i) Class A Warrants and Class B Warrants, which could result in the issuance of 4,768,059 additional shares of Common Stock,
(ii) 1,407,000 shares of Common Stock issuable upon exercise of options which have been granted under the Company's Amended and Restated 1992 Stock Option Plan (the "Plan"), and (iii) approximately 1,521,000 shares of Common Stock issuable upon exercise of currently outstanding options granted outside the Plan. In connection with the public offering in May 1996, the Company sold to the underwriter of that offering, a warrant to purchase 200,000 shares of Common Stock. Such warrant is exercisable for a period of five years, commencing May 3, 1998 and has an exercise price of $7.95 per share. The foregoing options and warrants are likely to be exercised at a time when the Company might be able to obtain additional equity capital on more favorable terms. While these options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. The Company cannot predict the effect, if any, that market sales of Common Stock, the exercise of options or warrants or the availability of such Common Stock for sale will have on the market price prevailing from time to time. In addition, if the exercise price of options or warrants are adjusted downward, such options or warrants may be exercised sooner than otherwise with a resulting increase in the number of shares of Common Stock available for sale on the market.


Possible Volatility of Stock Price

   The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock and the Class A and Class B Warrants has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, and/or ability to obtain capital, shortfalls in revenue or earnings from levels expected by securities analysts, announcements of technological innovations or new products by the Company or its competitors, governmental regulations, developments with respect to patents or proprietary rights, litigation, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock and the Warrants.


Risk of No Dividends

The Company has never declared or paid any cash dividends on the Common Stock. There is a risk that the Company may never declare or pay any dividends on the common stock.

Item 2.  Properties

  The Company's executive offices are located in an aggregate of approximately 3,550 square feet of office space in Edison, New Jersey, pursuant to an operating lease for the period of November 1996 to November 2001. The lease provides for an annual fixed rent of approximately $80,000 per year for the five-year term, and for the payment of certain operating expenses.

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


Item 3.  Legal Proceedings

  The Company is not a party to any material legal proceedings and is not aware of any such proceedings, which may be contemplated by governmental authorities.


Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

(a)  Market Information

     The Company's Common Stock, Units, Class A Warrants, and Class B Warrants traded separately on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbols CHAI,CHAIU, CHAIW, and CHAIZ, respectively, from September 22, 1992 to November 14, 1997. Effective November 14, 1997, the Units were deleted from the Nasdaq Stock Market because there were no active market makers registered to trade the securities. Effective August 28, 1998, the Company's securities were delisted from Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the company's Common Stock, Class A Warrants, and Class B Warrants have been quoted on the OTC Bulletin Board. The following sets forth the quarterly high and low sales price for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                           Class A                 Class B
                                         Common Stock                Unit                  Warrant                 Warrant
                                         Sales Price             Sales Price             Sales Price             Sales Price
                                    --------------------    --------------------    --------------------    --------------------
                                       High        Low         High        Low         High        Low         High        Low
                                      ------      ------      ------      ------      ------      ------      ------      ------
Fiscal Year Ended December 31, 1997
    First Quarter                     $7 3/16     $3 1/4     $10 1/2     $ 6     $    3        $  1 3/8     $1 5/16        $5/8
    Second Quarter                     5 1/4           3      7 1/2        6          2 1/4       1 5/16       5/16         1/2
    Third Quarter                      5 1/8       3 1/8      8            6          2 15/16     1 1/4        1            3/8
    Fourth Quarter                     5 3/4       1 3/8      6            5 1/2      2 1/4         3/8        1            1/4

Fiscal Year Ended December 31, 1998
    First Quarter                      2 1/4       1                                  5/8         1/4          1/4         1/16
    Second Quarter                     2 3/32         7/8                             1/4         5/8         3/16         1/16
    Third Quarter                      1 11/16        5/8                             7/16        1/32         1/4         1/64

    Fourth Quarter                     1.000          1/4                             1/16        1/48        1/32         1/96

Fiscal Year Ended December 31, 1999
   January 1 through  March 23, 1999   1 3/16        9/32                             1/8         1/48         1/96       1/96

          Each Unit consists of one share of Common Stock, one Redeemable Class A Warrant and one Redeemable Class B Warrant. The components of the Units are transferable separately. Each Class A Warrant entitles the holder to purchase, at an exercise price of $8.40, subject to adjustment, 1.071474 shares of Common Stock and one Class B Warrant, and each Class B Warrant entitles the holder to purchase, at an exercise price of $12.60, subject to adjustment, 1.071474 shares of Common Stock. These exercise prices were adjusted from the initial exercise prices of $9.00 and $13.50 per share, respectively, at the time the Class A Warrants and Class B Warrants were issued due primarily to public offerings completed in the second half of 1993 and the first half of 1996. The Class A Warrants and the Class B Warrants (collectively, the "Warrants") are exercisable at any time after issuance until September 21, 1999. The Warrants are subject to redemption by the Company for $.05 per Warrant, upon 30 days written notice, if the average closing bid price of the Common Stock exceeds $12.60 per share with respect to Class A Warrants and $18.90 per share with respect to Class B Warrants (subject to adjustment in each case) for 20 consecutive business days ending the date on which the notice of redemption is given.

          As an intended means of raising additional financing to fund the growth of CLINICEL sales and the product development programs, the Company filed, on July 30, 1998, a registration with the Securities and Exchange Commission(SEC) covering a proposed reduction in the exercise prices of its Class A Warrants (Nasdaq NM:CHAIW) and Class B Warrants (Nasdaq NM:CHAIZ), both of which were scheduled to expire on September 21,1998. Although this registration statement was declared effective by the SEC, the Company did not proceed with the offering due to unattractive market conditions for its securities. The expiration of both the Class A Warrants and Class B Warrants has been extended to September 21, 1999.

(b)  Approximate Number of Equity Securities Holders

     As of March 23, 1998 the number of holders of record of the Company's Common Stock was approximately 175. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 3000.

(c)  Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

Item 6.    Selected Financial Data

     The selected financial data presented below (in thousands, except per share data), for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, have been derived from audited financial statements of the Company. The financial statements of the Company at December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10-K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                    Year Ended December 31,
                                                -------------------------------------------------------------------------------
                                                   1994             1995              1996             1997            1998
                                                ------------    --------------    -------------    -------------    -----------
Statement of Operations Data:
Revenues:
      Product Sales                                  $1,496                                                            $ 1,715
      Royalty Income                                                  $  245            $ 155         $     64              55
                                                   --------         --------         --------          -------         -------
      Total Revenue                                   1,496              245              155               64           1,770
Cost of Sales                                           551                                                                820
Gross Margin                                            945                                                                950
Operating expenses:
      Research and development                        2,013            1,994            2,779            6,721           3,584
      Sales and marketing                             2,931                                                              3,142
      General and administrative                      2,791            1,231            1,743            2,012           1,982
                                                   --------         --------         --------          -------         -------
           Operating expenses                         8,286            3,225            4,522            8,283           8,708
                                                   --------         --------         --------          -------         -------
(Loss) from operations                               (6,790)          (2,980)          (4,367)          (8,219)         (7,758)
Interest income                                          78              183              540              557             161
Interest expense                                        (41)                               (3)              (4)             (5)
Gain on sale of Sure-Closure                          3,354
   Net (loss)                                       $(3,399)         $(2,797)         $(3,830)         $(7,666)         (7,602)
                                                   ========         ========         ========          =======         =======
    Net (loss) per share                           $   (.84)        $   (.58)        $   (.55)            (.97)           (.96)
                                                   ========         ========         ========          =======         =======
Weighted average shares                               4,061            4,820            6,976            7,919           7,923
          outstanding

                                                                             December 31,
                                                    -------------------------------------------------------------------
                                                      1994           1995          1996         1997             1998
                                                    ------        --------    ----------     ---------        ---------
Balance Sheet Data:
Cash, cash equivalents and investments          $    1,980       $  3,828     $  14,278      $   7,569             485
Working capital (deficiency).                        2,794          3,657        14,121          5,975          (1,006)
Total assets.................                        3,234          3,964        14,801          7,786           1,034
Total liabilities...........                           997            864         1,007          1,621           2,312
Accumulated deficit..........                      (13,538)       (16,335)      (20,165)       (27,831)        (35,433)
Stockholders' equity (deficiency)                    2,237          3,100        13,794          6,165          (1,278)

Item 7A. Quantiative and Qualitative Disclosures About Market Risk

The Company does not invest in derivative financial instruments

Item 7.  Management's Discussion And Analysis of Financial
          Condition And Results of Operations

Financial Overview

  Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 1998 the Company refocused its strategy on two areas: applying its expertise in bioresorbable materials toward the prevention and/or reduction of post surgical adhesions and the introduction and commercial sale of CLINICEL.

Results of Operations

 1997 vs. 1998

  The Company had revenue of $1,715,000 from sales of CLINICEL for the fiscal year ended December 31, 1998 and revenue of $64,000 and $55,000 from royalties on sales of the Sure-Closure System for the fiscal years ended December 31, 1997 and 1998, respectively. The reduction in royalties from 1997 to 1998 can be attributed to the reduced sales of the Sure-Closure System.

  Cost of goods sold of $820,000 in 1998 reflects commercial costs to produce, package and ship CLINICEL to the Company's consumer and trade customers as well as certain introductory start up costs.

  Sales and marketing expenses of $3,142,000 in 1998 were exclusively associated with the introduction and continued promotion of CLINICEL. The major elements of this expense category were journal advertising to both consumer and professional audiences and contract telemarketing costs.

  The Company incurred research and development expenses of $6,271,000 and $3,584,000 for the fiscal years ended December 31, 1997 and 1998, respectively. This decrease can be attributed primarily to the termination of the European clinical studies of Cariel and Piliel as well as the completion of the REPEL U.S. pilot clinical trial as of December 1997. Finally, the Company incurred approximately $996,000 of costs for machinery and equipment utilized in research and development charged to expense during 1977. During 1998, expenses have been largely associated with the development and pre-clinical assessment of the Company's expanded range of post-operative adhesion prevention products based on its proprietary bioresorbable polymer technology.

  General and administrative expenses, which consist principally of management compensation, professional fees, investor materials and travel expenses were $2,012,000 and $1,982,000 for the fiscal years ended December 31, 1997 and 1998, respectively.

  Interest income was $557,000 and $161,000 for the fiscal years ended December 31, 1997 and 1998, respectively. Interest income decreased primarily as a result of a lower average cash and investments balance in 1998 as compared to 1997 due to the use of cash and investments to fund commercialization of CLINICEL, develop the anti-adhesion products and fund general and administrative expenses.

  Interest expense was $4,000 and $5,000 for the fiscal years ended December 31, 1997 and 1998, respectively. For both 1997 and 1998, these amounts represent the interest on capital leases entered into during 1996 and 1997 to acquire certain office equipment.

  The Company's net loss was $7,666,000 and $7,602,000 for the fiscal years ended December 31, 1997 and 1998, respectively.

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



Liquidity and Capital Resources

  At December 31, 1998, the Company had cash and cash equivalents of $485,000 compared to cash and cash equivalents and investments of $7,569,000 at December 31, 1997. The primary use of these funds was to fund the Company's research and development related to anti adhesion products; introduce, produce, market and sell the CLINICEL product; and fund general and administrative expenses associated with these activities.

  At December 31, 1998, the Company had a working capital deficit of $1,006,000. The current cash and cash equivalents balance as of December 31, 1998 may not be sufficient to meet its cash requirements through 1999. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other public financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including trade receivable financing, state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1998 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 4 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1998 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1998 fiscal year.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1998 fiscal year.

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

   10.8 Assignment of rights relating to a patent on wound dressing to Registrant by Dimotech, Ltd. (3)

   10.9 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

  10.10    Form of Non-Qualified Stock Option Agreement. (4) (15)

  10.11    Form of Incentive Stock Option Agreement. (4) (15)

  10.12 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

  10.13 Option Agreement, dated October 26, 1994, between Registrant and Edward J. Quilty. (6)

  10.14 Underwriting Agreement between Registrant and D.H. Blair Investment Banking Corp. (7)

  10.15 Unit Purchase Option between Registrant and D.H. Blair Investment Banking Corp. (7)

  10.16 Agreement, dated as of February 3, 1994, between Registrant and Dimotech, Ltd. (7)

  10.17 Warrant Agreement among Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company including forms of Class A and Class B Warrants. (7)

  10.18 Warrant Agreement among Registrant and American Stock Transfer and Trust Company. (7)

  10.19    Agreement, dated as of February 1994, between Registrant and Yissum.
           (7)

  10.20 M/A Agreement, dated September 22, 1992, between Registrant and D. H. Blair Investment Banking Corp. (7)

  10.21 Option Agreement, dated as of December 13, 1993, between Registrant and Dimotech, Ltd. (7)

  10.22 Employment Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (8) (15)

  10.23 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

  10.24 Agreement dated July 16, 1995 between the Registrant and Dimotech, Ltd. (2)

  10.25 Amendment No. 2 dated February 11, 1996 to the Agreement between the Registrant and Dimotech, Ltd. (2)

  10.26 Option Agreement dated March 21, 1995 between Registrant and Herbert Moskowitz. (2) (15)

  10.27 Option Agreement dated March 21, 1995 between Registrant and Irwin Rosenthal. (2) (15)

  10.28 Assignment of rights relating to a patent for treatment of Keloid and Hypertrophic scars to Registrant from Dimotech, Ltd. (2)

  10.29    Warrant Agreement between Registrant and Wedbush Morgan Securities.
           (13)

  10.30 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (13)

  10.31    Employment Agreement dated May 29, 1996 between Registrant and Robert
           P. Hickey. (10) (15)

  10.32 Employment Agreement dated May 30, 1996 between Registrant and Dr. Herbert Moskowitz. (10) (15)

  10.33 Lease Agreement dated August 13, 1996 between Registrant and Metro Four Associates, LP, 8th Floor of 379 Thornall Street. (11)

  10.34 Option Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (12) (15)

  10:35    Option Agreement dated August 15, 1996 between Registrant and Walter
           R. Maupay. (12) (15)

  10.36 Option Agreement dated March 5, 1997 between Registrant and Edward A. Celano (13) (15)

  10.37 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum.

  10.38 Option Agreement dated June 3, 1997 between Registrant and Joel L. Gold. (15)

  10.39 Option Agreement dated June 3, 1997 between Registrant and Coy Eklund. (15)

  10.40 Option Agreement dated June 3, 1997 between Registrant and Herbert Moskowitz. (15)

  10.41 Option Agreement dated June 3, 1997 between Registrant and Irwin M. Rosenthal. (15)

  10.42 Option Agreement dated June 17, 1997 between Registrant and Robert P. Hickey.

  10.43 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. (15)

  10.44 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. (15)

  10.45 Option Agreement dated June 17, 1997 between Registrant and Robert P. Hickey. (15)

  10.46 Option Agreement dated June 17, 1997 between Registrant and Robert P. Hickey. (15)

  10.47 Option Agreement dated June 17, 1997 between Registrant and Eli Pines. (15)

  10.48 Option Agreement dated May 28, 1998 between Registrant and Robert Hickey. *(15)

  10.49 Option Agreement dated May 28, 1998 between Registrant and Robert Hickey. *(15)

  10.50 Option Agreement dated May 28, 1998 between Registrant and Eli Pines. *(15)

  10.51    Agreement dated April 22, 1998 between Registrant and CP&S.*

  10.52. Employment Agreement dated July 25, 1998 between Registrant and Drew Karazin.*(15)

  10.53.   Employment Agreement dated July 1, 1998 between Registrant and Robert
           G. Conway.*(15)

  10.54. Option Agreement dated May 28, 1998 between Registrant and Mark Citron.*(15)

  10.55. Option Agreement dated May 28, 1998 between Registrant and Mark Citron.*(15)

  10.56.   Option Agreement dated July 1, 1998 between Registrant and Robert
           G. Conway.*(15)

  10.57. Option Agreement dated May 28, 1998 between Registrant and Robert Hickey.*(15)

  10.58 Option Agreement dated May 28, 1998 between Registrant and Robert Hickey.*(15)

  10.59 Option Agreement dated December 31, 1998 between Registrant and Robert Hickey.*(15)

  10.60 Option Agreement dated July 20, 1998 between Registrant and Drew Karazin.*(15)

  10.61 Option Agreement dated December 31, 1998 between Registrant and Drew Karazin.*(15)

  10.62    Option Agreement dated May 28, 1998 between Registrant and Eli
           Pines.*(15)

  10.63    Option Agreement dated May 28, 1998 between Registrant and Ed
           Celano.*(15)

  10.64    Option Agreement dated May 28, 1998 between Registrant and Ed
           Celano.*(15)

  10.65 Option Agreement dated May 28, 1998 between Registrant and Coy Eklund.*(15)

  10.66 Option Agreement dated May 28, 1998 between Registrant and Coy Eklund.*(15)

  10.67 Option Agreement dated May 28, 1998 between Registrant and Coy Eklund.*(15)

  10.68 Option Agreement dated May 28, 1998 between Registrant and Coy Eklund.*(15)

  10.69    Option Agreement dated May 28, 1998 between Registrant and Joel
           Gold.*(15)

  10.70    Option Agreement dated May 28, 1998 between Registrant and Joel
           Gold.*(15)

  10.71    Option Agreement dated May 28, 1998 between Registrant and Joel
           Gold.*(15)

  10.72    Option Agreement dated May 28, 1998 between Registrant and Joel
           Gold.*(15)

  10.73 Option Agreement dated May 28, 1998 between Registrant and Walter Maupay*(15)

  10.74 Option Agreement dated May 28, 1998 between Registrant and Walter Maupay*(15)

  10.75 Option Agreement dated May 28, 1998 between Registrant and Walter Maupay.*(15)

  10.76 Option Agreement dated May 28, 1998 between Registrant and Herb Moskowitz.*(15)

  10.77 Option Agreement dated May 28, 1998 between Registrant and Herb Moskowitz.*(15)

  10.78 Option Agreement dated May 28, 1998 between Registrant and Herb Moskowitz.*(15)

  10.79 Option Agreement dated May 28, 1998 between Registrant and Herb Moskowitz.*(15)

  10.80 Option Agreement dated May 28, 1998 between Registrant and Irwin Rosenthal.*(15)

  10.81 Option Agreement dated May 28, 1998 between Registrant and Irwin Rosenthal.*(15)

  10.82 Option Agreement dated May 28, 1998 between Registrant and Irwin Rosenthal.*(15)

  10.83    Option Agreement dated May 28, 1998 between Registrant and Eli
           Pines.*(15)

  10.84    Option Agreement dated May 28, 1998 between Registrant and Eli
           Pines.*(15)

  10.85    Option Agreement dated May 28, 1998 between Registrant and Eli
           Pines.*(15)

  23.1     Consent of Richard A. Eisner & Company, LLP. *

  27.      Financial Data Schedule.*

  *        Filed herewith.

____________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995.
(9)  Intentionally omitted
(10) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996.
(11) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1996.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-19195) declared effective on January 3, 1997.
(13) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(14) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(15) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.

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

                              Life Medical Sciences, Inc.
                              (Registrant)

                              By:     /s/ Robert P. Hickey
                                  --------------------------------
                                 Robert P. Hickey
                                 Chief Executive Officer and President
                                 (principal executive officer)

Dated:  March  24, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                  Title                                  Date
          ----------                  -----                                  ----

/s/ Robert P. Hickey            Director, President and                   March  24, 1999
------------------------------  Chief Executive Officer
Robert P. Hickey                (principal executive
                                officer)


/s/ Drew Karazin                Vice President, Chief Financial Officer   March  24, 1999
------------------------------  (principal financial and
Drew Karazin                    accounting officer)


/s/ Herbert Moskowitz           Director and Chairman of                  March  24, 1999
------------------------------  the Board
Herbert Moskowitz


/s/ Coy Eklund                  Director                                  March  24, 1999
------------------------------
Coy Eklund

/s/ Joel L. Gold                Director                                  March  24, 1999
------------------------------
Joel L. Gold

/s/ Irwin M. Rosenthal          Director                                  March  24, 1999
------------------------------
Irwin M. Rosenthal

/s/ Walter R. Maupay            Director                                  March  24, 1999
------------------------------
Walter R. Maupay

/s/ Edward A. Celano            Director                                  March  24, 1999
------------------------------
Edward A. Celano

                        INDEX TO FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
                                                                         Number
                                                                         ------

REPORT OF INDEPENDENT AUDITORS  ......                                    F-2
BALANCE SHEETS..............................................              F-3
STATEMENTS OF OPERATIONS....................................              F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)                F-5
STATEMENTS OF CASH FLOWS....................................              F-6
NOTES TO FINANCIAL STATEMENTS...............................              F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Life Medical Sciences, Inc.
Edison, New Jersey

     We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 1997 and 1998 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material aspects, the financial position of Life Medical Sciences, Inc. as of December 31, 1997 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements the Company has sustained recurring losses from operations, and has both a working capital and stockholders' deficiency at December 31, 1998. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 2, 1999

                          LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                      December 31
                                                                          ----------------------------------
                                                                                1997               1998

                              ASSETS

Current assets:
  Cash and cash equivalents.......................................           $  2,733           $    485
  Short-term investments..........................................              4,306
Inventory.........................................................                                   264
Accounts Receivable (Net of allowance of $30).....................                                   120
Prepaid expenses and advances.....................................                 90                 33
                                                                               ------             ------
        Total current assets......................................              7,129                902

Long-term investments ............................................                530
Furniture and equipment-at cost (less depreciation of $58 and $91)                114                 85
Deposits                                                                           13                 47
                                                                               ------             ------
                        TOTAL....................................            $  7,786           $  1,034
                                                                               ======             ======

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Capital lease obligation.......................................            $      8           $      8
  Accounts payable...............................................                 294                710
  Accrued expenses...............................................                 852                991
  Other Liabilities..............................................                   0                199
                                                                             --------           --------
        Total current liabilities................................               1,154              1,908

Capital lease obligation.........................................                  26                 18
Deferred royalty income..........................................                 441                386
                                                                             --------           --------
        Total liabilities........................................            $  1,621           $  2,312
                                                                             --------           --------

Commitments and other matters

Stockholders' equity (deficiency):
Preferred stock, $.01 par value: shares authorized - 5,000;
  none issued ....................................................
Common stock, $.001 par value; shares authorized - 23,750;
  issued and outstanding - 7,923..................................                  8                  8
Additional paid-in capital........................................             33,988             34,147
Accumulated deficit...............................................            (27,831)           (35,433)
                                                                             --------           --------
        Total stockholders' equity (deficiency)                                 6,165             (1,278)
                                                                             --------           --------
                        TOTAL.....................................           $  7,786           $  1,034
                                                                             ========           ========

                See accompanying notes to financial statements.

                          LIFE MEDICAL SCIENCES, INC

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                              Year Ended December 31,
                                                              1996     1997       1998
Revenues:
    Product Sales......................................                           $ 1,715
    Royalty income.....................................     $   155    $    64         55
                                                            -------    -------    -------
                                                                155         64      1,770

Cost of goods sold.....................................                               820
                                                                                  -------

Gross Profit...........................................                               950

Operating expenses:
 Research and development expenses.....................       2,779      6,271      3,584
 Sales and marketing...................................                             3,142
 General and administrative expenses...................       1,743      2,012      1,982
                                                            -------    -------    -------
     Operating expenses................................       4,522      8,283      8,708
(Loss) from operations.................................      (4,367)    (8,219)    (7,758)
Interest income........................................         540        557        161
Interest expense.......................................          (3)        (4)        (5)
                                                            -------    -------    -------
Net (loss)                                                  $(3,830)   $(7,666)   $(7,602)
                                                            =======    =======    =======
Net (loss) per share -basic & diluted..................      $(0.55)    $(0.97)     $(.96)
                                                            =======    =======    =======
Weighted average shares outstanding - basic & diluted..       6,976      7,919      7,923



                See accompanying notes to financial statements.

                          LIFE MEDICAL SCIENCES, INC.

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                (In thousands)


                                                                                             Additional
                                                                      Common Stock             Paid-in      Accumulated
                                                                  Shares       Amount          Capital        Deficit

Balance - January 1, 1996.................................         5,422      $      5     $   19,430     $  (16,335)
       Common stock issued (net of expenses)..............         2,493             3         14,065
       Fair value of options issued for compensation......                                        456
       Net (loss) for the year............................                                                    (3,830)
                                                               ---------      --------      ---------     ----------

Balance - December 31, 1996...............................         7,915             8         33,951        (20,165)
       Common stock issued ...............................             8                           37
       Net (loss) for the year............................                                                    (7,666)
                                                               ---------      --------     ----------     ----------

Balance - December 31, 1997...............................         7,923             8         33,988        (27,831)
       Fair value of options issued for compensation......                                        159
       Net (loss) for the year............................                                                    (7,602)
                                                               ---------      --------      ---------     ----------

Balance - December 31, 1998...............................         7,923      $      8      $  34,147     $  (35,433)
                                                               =========      ========      =========     ==========

                See accompanying notes to financial statements.

                          LIFE MEDICAL SCIENCES, INC.

                           STATEMENTS OF CASH FLOWS
                               ( In thousands )

                                                                          Year Ended December 31,
                                                                    1996            1997            1998
Cash flows from operating activities:
     Net (loss)..............................................  $   (3,830)     $  (7,666)         $(7,602)
     Adjustments to reconcile net (loss) to net cash (used in)
        operations:
              Deferred royalty income.........................       (139)           (64)             (55)
              Fair value of common stock and options issued as
                  compensation................................        456                             159
              Depreciation....................................         33             37               33
              Changes in operating assets and liabilities:....
                 (Increase) in accounts receivable............                                       (120)
                 (Increase) in inventory......................                                       (264)
                 (Increase) decrease  in prepaid expenses and.       (292)           221               57
                      advances................................
                 (Increase) decrease in deposits..............         (8)            16              (34)
                 Increase in accounts payable and
                      accrued expenses........................        272            685              555
                 (Decrease) increase in other liabilities.....        (15)                            199
                                                                       --         -------          ------
                       Net cash (used in) operating activities     (3,523)        (6,771)          (7,072)
                                                                   -------        -------          -------
Cash flows from investing activities:
     Purchase of equipment....................................        (93)           (36)              (4)
     Disposition of equipment.................................         16             68
     Purchase of investment securities........................     (7,042)        (9,627)
     Proceeds from maturity of investment securities..........      4,000          7,833            4,836
                                                                   -------        -------          -------
         Net cash provided by (used in) investing activities..     (3,119)       ( 1,762)           4,832
                                                                   -------        -------          -------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of expenses       14,068             37
     Payment on capital lease obligation......................        (18)            (7)              (8)
                                                                   -------        -------          -------
         Net cash  provided by (used in) financing activities.     14,050             30               (8)
                                                                   -------        -------          -------

Net increase (decrease) in cash and cash equivalents..........      7,408         (8,503)          (2,248)
Cash and cash equivalents at beginning of year................      3,828         11,236            2,733
                                                                  -------        -------          -------
Cash and cash equivalents at end of year...................... $   11,236      $   2,733          $   485
                                                                  =======      =========          =======
Supplementary cash flow information:
     Interest paid...........................................  $        3      $         4        $     5
     Equipment purchased under capital lease..............     $       41


                See accompanying notes to financial statements.

                          LIFE MEDICAL SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A)-- The Company and Basis of Presentation:

  Life Medical Sciences, Inc. (the "Company") was incorporated on August 1, 1990. The Company is engaged in the development of cost-effective medical products. The Company is developing REPEL and REPEL-CV, its resorbable adhesion barrier films used to prevent surgical adhesions; RESOLVE and RELIEVE, its resorbable adhesion barrier coatings used to prevent surgical adhesions and in 1998 initiated sales of its CLINICEL line of scar management products. In September 1993, the Company commercially introduced its first product, the Sure-Closure System, a device designed for the mechanical closure of tissue deficit wounds. On July 29, 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses. In April 1998, the Company commercially introduced its second product CLINICEL, a device designed to alleviate the discomfort of and improve the physical appearance of hypertrophic and keloid scars. In January 1999 the Company initiated a pilot clinical trial for REPEL-CV in open-heart surgical procedures.

  The accompanying financial statements have been prepared on a going-concern basis. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. As a result the Company has limited capital resources for its continuing operations and has both a working capital and stockholders' deficiency at December 31, 1998, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is pursuing various financing alternatives, including collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings including equity financings, which management believes could result in the infusion of sufficient capital to alleviate this concern. There is no assurance that these initiatives will be successful or that other financing arrangements will be available. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) --Summary of Significant Accounting Policies:

 [1] Revenue Recognition:

    Revenue is recognized when product is shipped to customers.

 [2] Cash equivalents:

  The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

 [3]  Investments:

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

 [4] Financial Instruments:

  The carrying amounts of cash, investments, accounts receivable, inventories, accounts payable, accrued expenses and capitalized lease obligations approximate their fair values.

                          LIFE MEDICAL SCIENCES, INC.

[5] Inventory:

  Inventory is valued at the lower of cost or market. Cost is determined using an average cost method.

 [6] Advertising:

  Advertising costs are charged to expense as they are incurred. Total 1998 expense was $2,266,000.

 [7]  Depreciation:

  Furniture and equipment are recorded at cost, and are depreciated using the straight-line method based upon an estimated useful life of 5 years.

 [8] Research and development:

  Research and development costs, including those payments described in Note G, are charged to expense as incurred.

 [9] Patent costs:

  Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

 [10] Royalty income:

  Royalty income is based on the quarterly sales of the Sure-Closure System and
any line extensions or embodiments thereof.   Royalties are calculated and
credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance.

 [11]  Use of estimates in the preparation of financial statements:

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

  [12]   Stock based compensation:

  The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

                          LIFE MEDICAL SCIENCES, INC.

[13]  Loss per share:

  The Company calculates its loss per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" loss per share on the face of the statements of operations. Basic loss per share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. However, such potential common shares (see Note E) have not been included in the calculation of diluted loss per share since the effect would reduce the loss per share.

(NOTE C)--Investments:

  At December 31, 1997 investments consist of commercial paper, Treasury bills and other obligations of governmental agencies, which are held as available-for-sale securities. Investments are presented at amortized cost which is approximately equal to fair value at December 31, 1997. The company's long term investments at December 31, 1997 have a maturity exceeding 25 years.

(NOTE D) - Accrued Expenses:

  Accrued expenses is comprised of the following (in thousands):

                                                 December 31,
                                                 ------------
                                          1997                 1998
                                          -----               -----
        Research agreements.......        $ 726               $ 873
        Other.....................          126                 118
                                          -----               -----

        Total.....................        $ 852               $ 991
                                          =====               =====




(NOTE E) -- Stockholders' Equity (Deficiency):

 [1] Common stock:

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

  In 1993, the Company consummated a public offering of 500,000 units; each unit consisting of two shares of common stock and one Class A Warrant.

   At December 31, 1998 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding. The warrants'expiration date has been extended to September 21, 1999.

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

  Options to purchase up to 1,407,000 shares of Common Stock pursuant to the Plan are outstanding as of December 31, 1998. In addition to the shares of Common Stock reserved for issuance pursuant to the Plan, the Company has reserved 1,521,000 shares of Common Stock for issuance upon exercise of outstanding options pursuant to other agreements. These options vest over various periods and expire no later than seven years from the date of vesting.

  During 1998 the Company reduced the exercise price of 1,204,000 options, which are included in the number of options forfeited and the number granted during the year.

  The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. Although no compensation cost has been recognized for its stock option grants to employees, the Company has included stock based compensation costs associated with options granted under consulting agreements, in research and development and general and adminstrative expenses of $435,000

                          LIFE MEDICAL SCIENCES, INC.

and $21,000, respectively for 1996 and in research and development expenses of $159,000 for 1998. Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                          1996                     1997                     1998
                                         ------                   ------                    ----
Net loss               As reported       $(3,830)                 $(7,666)                $(7,602)
                       Pro forma         $(4,329)                 $(9,268)                $(8,992)

Net loss per share-    As reported       $(0.55)                  $ (0.97)                $ (0.96)
basic & diluted        Pro forma         $(0.62)                  $ (1.17)                $ (1.13)

  A summary of the status of the Company's stock options as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                              1996                                 1997                               1998
                 -----------------------------------  -----------------------------------  --------------------------------

                                  Weighted-Average                     Weighted-Average                   Weighted-Average
Fixed Options       Shares         Exercise Price        Shares         Exercise Price        Shares       Exercise Price
---------------  ------------   --------------------  ------------   --------------------  ------------  -------------------

Outstanding at
beginning of         1,028              $5.65             1,459              $6.90              1,874        $5.50
year

Granted                625               8.01             1,025               4.53              2,688         1.73
Exercised             (193)              3.85                (8)              2.50                -            -
Forfeited               (1)              6.00              (602)              7.29             (1,634)        5.32
Outstanding at
end of year          1,459               6.90             1,874               5.50              2,928         2.13

Options
exercisable at         926               6.35             1,299               5.64              1,935         2.64
year-end

Weighted-average
fair value
of options                               4.09                                 2.13                            0.44
granted during
the year.





The following table summarizes information about fixed stock options outstanding at December 31, 1998 (in thousands, except per share data):


                                        Options Outstanding                                  Options Exercisable
                   --------------------------------------------------------------  ----------------------------------------
                        Number         Weighted-Average                                 Number
Range                Outstanding           Remaining          Weighted-Average        Exercisable       Weighted-Average
Exercise Prices      at 12/31/98       Contractual Life        Exercise Price         at 12/31/98        Exercise Price
-----------------  ----------------  ---------------------  ---------------------  -----------------  ---------------------

$0.07-0.63                442            7 years                      $0.09                      5                 $0.58
 1.31-2.75              2,108            4 years                       1.89                  1,605                  1.92
 4.00-9.12                378            2 years                       5.90                    325                  6.22
                       -------         ----------                     -------                -------              -------
                        2,928            4 years                      $2.13                  1,935                 $2.64

                          LIFE MEDICAL SCIENCES, INC.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: no dividend yield, expected volatility of 76%, a risk-free interest rate of 5.5% to 6.0% and an expected life of 2.5 to 3.3 years.


(NOTE F)-- Income Taxes:

  At December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $32,726,000 and approximately $ 400,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss carryforwards and the research and development credit carryover are subject to examination by the tax authorities and expire in various years from 2005 through 2018. Certain other limitations may apply. Any significant issuance of the Company's stock, however, may trigger Section 382 limitations on the use of net operating loss carryforwards under the Internal Revenue Code of 1986.


  Deferred tax benefits, which amounted to $10,956,000 and $13,976,000 at December 31, 1997 and 1998 are principally attributable to net operating loss carryforwards and have been offset by a valuation allowance due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $1,517,000, $3,086,000 and $3,020,000 in 1996,
1997, and 1998, respectively.

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

  Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions, through 2003, of the periods in which certain milestones must be attained, each for a payment of $50,000. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company will revert in full to Yissum.

                          LIFE MEDICAL SCIENCES, INC.

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

  Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under this agreement including CLINICEL. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Dimotech has the right in its sole discretion to terminate the agreement under certain circumstances. Upon termination of the agreement for any reason, the patents, license and know-how assigned by Dimotech to the Company will revert in full to Dimotech.

[3] Technion agreements:

  During June 1991, the Company entered into an agreement with Technion Research and Development Foundation, Ltd., in Haifa, Israel (the "Technion"), which was assigned to its wholly-owned subsidiary Dimotech, Ltd. ("Dimotech") and was amended in February 1994 and February 1996, pursuant to which the Company financed, and Dimotech conducted, research and development with regard to the Company's in-situ tissue culturing technology. In connection with the agreement, the Technion assigned to the Company its worldwide rights to patent applications, any patents which may be issued and know-how to develop, manufacture and market products relating to this technology. This agreement was terminated by the Company in September 1998.

  At December 31, 1998 Dimotech holds an option to purchase 100,000 shares of common stock at an exercise price of $9.12. This option agreement expires at certain dates through December 2000.

(NOTE H)-- Commitments and Other Matters:

 [1] Leases:

  The Company entered into an operating lease for its corporate offices in November 1996 for approximately 3,550 square feet at an annual fixed rent of
$80,000.   The initial term of this lease is for five years and includes one five-year renewal option.

The lease provides for future aggregate minimum annual rentals, as of December 31, 1998, as follows (in thousands):


                   1999..................         $80
                   2000..................         $80
                   2001..................         $67

                          LIFE MEDICAL SCIENCES, INC.

  The terms of the lease includes escalation for increases in real estate taxes and certain operating expenses.

  Rent expense was $56,000, $84,000 and $84,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

 [2] Employment agreements:

  The Company has employment agreements with four executives which expire at various dates from 1999 through 2001. Pursuant to such agreements, the Company's commitments regarding termination benefits aggregates $280,863 at December 31, 1998.

 [3] Customer Concentration:

  As the Company's CLINICEL business increased during 1998, wholesalers, distributors, drug retail outlets and chains and mass merchandise chain pharmacies were added to the customer base. The Company's largest customer (Eckerd) accounted for approximately 22% of sales in 1998. Given the continued market consolidation among these entities, loss of these customers could have a material adverse affect on the company.

                          LIFE MEDICAL SCIENCES, INC.

 [4] Other:

  In connection with an agreement with the Technion and Dimotech, which was assigned to MedChem in July 1994, the Company must invest $50,000 per year, for the five-year period ending December 31, 1999, in research and development programs in Israel if MedChem does not make such investments. The agreement also provides for a two percent royalty on sales of the Sure-Closure System to be paid to the Chief Scientist in Israel. In the event that MedChem does not pay these royalties the Company may be obligated to make such payments. In addition, the agreement contains certain commitments to favorably consider manufacture of future products in Israel, which if not met could result in the loss of technology and future royalty income.


(NOTE I)-- Sure-Closure System Sale:

  In July 1994, the Company sold or assigned to MedChem substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses. The terms of the asset purchase agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31,1998 has been reduced by $258,000 of royalties earned after October 1, 1995.

  A number of the Company's agreements with the Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale.

(NOTE J)-- Related Party:

  The Company incurred expenses of approximately $402,000, $189,000 and $103,000 in the years ended December 31, 1996, 1997 and 1998, respectively, for legal services rendered by a firm, one of the partners at which is a director and a principal stockholder of the Company.

(NOTE K)-- 401(k) Plan:

  Effective October 1992, the Company adopted a 401(k) pension plan available to all full time eligible employees. The Company at its discretion may make contributions to the plan. However, no such contributions have been made through December 31, 1998.