Form 10-Q
period 1999-03-31
LIFE MEDICAL SCIENCES INC
filed 1999-04-30
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                    FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                COMMON STOCK, $.001 PAR VALUE - 7,922,559 SHARES
                         OUTSTANDING AT APRIL 21, 1998

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the             3
         three-month periods ended March 31, 1998 and 1999

         Condensed Balance Sheets as of December 31, 1998                   4
         and March 31, 1999 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the             5
         three-month periods ended March 31, 1998 and 1999

         Notes to Condensed Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition        7
         and Results of Operations


PART II - OTHER INFORMATION

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

         Signatures                                                        11

         Exhibit Index                                                     12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                      (In thousands, except per share data)


                                                          Three months ended
                                                               March 31,
                                                      ----------------------
                                                        1998           1999
                                                      -------        -------
Revenue
   Product sales                                      $              $   803
   Royalties                                               13             13
                                                      -------        -------
     Revenue                                               13            816
Cost of goods sold                                                       283
                                                      -------        -------
Gross profit                                               13            533
Operating expenses:
   Research and development                             1,217            191
   Sales and marketing                                    175            134
   General and administrative                             379            364
                                                      -------        -------
     Operating expenses                                 1,771            689
                                                      -------        -------
(Loss) from operations                                 (1,758)          (156)
Other income/(expense)
   Interest income                                         96              3
   Interest expense                                        (1)            (1)
   Other income                                                          432
                                                      -------        -------
     Net (loss)/Income                                 (1,663)           278
                                                      =======        =======
Net (loss)/Income per share - basic and diluted       $ (0.21)       $  0.04
                                                      =======        =======
Weighted average shares outstanding                     7,923          7,923

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)


                                                                         DECEMBER 31,    MARCH 31,
                                                                        -------------    ---------
                                                                           1998            1999
                                                                         --------        --------
   ASSETS                                                                               (unaudited)
    CURRENT ASSETS:
   Cash and cash equivalents                                             $    485        $    631
   Short-term investments
   Inventory                                                                  264             204
   Accounts receivable                                                        120              55
   Prepaid expenses and advances                                               33               2
                                                                         --------        --------
        Total current assets                                                  902             892
Furniture and equipment-at cost (less depreciation of $91 and $99)             85              77
Other assets                                                                   47              47
                                                                         --------        --------
        TOTAL                                                            $  1,034        $  1,016
                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Capital lease obligation                                              $      8        $      8
   Accounts payable and accrued expenses                                    1,701           1,351
   Other liabilities                                                          199             210
                                                                         --------        --------
        Total current liabilities                                           1,908           1,569
Capital lease obligation                                                       18              16
Deferred royalty income                                                       386             373
                                                                         --------        --------
        Total liabilities                                                   2,312           1,958
                                                                         --------        --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; shares authorized - 5,000;
     none issued
   Common stock, $.001 par value; shares authorized - 23,750;
     issued and outstanding - 7,923 and 7,923                                   8               8
   Additional paid-in capital                                              34,147          34,205
   Accumulated deficit                                                    (35,433)        (35,155)
                                                                         --------        --------
        Total stockholders' equity                                         (1,278)           (942)
                                                                         --------        --------
        TOTAL                                                            $  1,034        $  1,016
                                                                         ========        ========

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Three months ended
                                                                           March 31,       March 31,
                                                                              1998           1999
                                                                            -------        -------
Cash flows from operating activities:
    Net (loss)/income                                                       $(1,663)       $   278
    Adjustments to reconcile net (loss)/income to
       net cash (used in)/provided by operating activities:
       Depreciation                                                               9              8
       Deferred royalty income                                                  (13)           (13)
       Fair value of options issued as compensation                                             58
       Changes in operating assets and liabilities:
         Decrease  in inventory                                                                 60
         Decrease in accounts receivable                                                        65
         Decrease in prepaid expenses and advances                                              31
         (Increase) in other assets                                            (473)
         Increase/(decrease) in accounts payable and accrued expenses            66           (350)
         Increase in other liabilities                                                          11
                                                                            -------        -------
            Net cash (used in) operating activities                          (2,074)           148
                                                                            -------        -------
Cash flows from investing activities:
    Purchase of investment securities                                        (1,576)
    Proceeds from maturity of investment securities                           2,029
                                                                            -------        -------
            Net cash provided by investing activities                           453
                                                                            -------        -------
Cash flows from financing activities:
    Payments on capitalized lease                                                (1)            (2)
                                                                            -------        -------
            Net cash (used in) financing activities                              (1)            (2)
                                                                            -------        -------
Net (Decrease)/increase in cash and cash equivalents                         (1,622)           146
Cash and cash equivalents at beginning of period                              2,733            485
                                                                            -------        -------
Cash and cash equivalents at end of period                                  $ 1,111        $   631
                                                                            =======        =======

                           LIFE MEDICAL SCIENCES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)   BASIS OF PRESENTATION

              The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on an ongoing concern basis and do not include any adjustments that might be necessary if the company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)   OTHER INCOME

              The Company recorded other income of $432,000 for the three-month period ended March 31, 1999. This other income is attributable to reduction of debt in exchange for certain equipment, the cost of which had previously been charged to research and development expense

C)   NET  (LOSS)/INCOME PER SHARE

              The net (loss) /income per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. The Company is focused on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and pre-clinical studies. In January 1999, the Company initiated a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in tHE prevention of adhesions after open-heart surgical procedures. The Company has also developed a line of novel silicone gel-filled cushions intended for the prevention and management of hypertrophic and keloid scars. The Company launched this line under the CLINICEL(TM) name in April 1998 through a consumer media campaign, expanded distribution through drug storeS, supermarket pharmacies and mass merchandise store pharmacies and achieved cumulative sales through March 31, 1999 of $2,518,000.

         The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV(TM)), gynecologicAL and general surgical procedures (REPEL(TM)), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for tHE prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE(TM)) and orthopedic and spinal surgical procedures (RELIEVE(TM)).


         Certain statements in this Report on Form 10-Q (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of material facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS


         The Company launched a direct-to-consumer advertising campaign in conjunction with the introduction of CLINICEL in April 1998 and achieved sales of $1,715,000 during 1998. During the quarter ended March 31, 1999, the Company achieved record quarterly CLINICEL(TM) sales of $803,000. Revenue from royalties on sales of the Sure-Closure System was $13,000 fOR both periods.

         Cost of goods sold of $283,000 for the three-months ended March 31, 1999 reflects the cost to produce, package and ship CLINICEL to the Company's consumer and trade customers. These were no comparable expenses for the prior year.

         The Company incurred research and development expenses of $1,217,000 and $191,000 for the three-month periods ended March 31, 1998 and 1999, respectively. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the manufacturing development of bioresorbable adhesion prevention products and reduced spending for pre-clinical studies and clinical trials.

         Sales and marketing expenses of $134,000 for the three-months ended March 31, 1999 were exclusively associated with CLINICEL. The major elements of this expense were selling expense, promotional costs and contract telemarketing expense. Expenses of $175,000 for the three-months ended March 31, 1998 were for the pre-introduction marketing costs for CLINICEL.

         General and administrative expenses of $364,000 for the three-month period ending March 31, 1999 consisted primarily of management compensation, legal fees for patent protection on the Company's products, business-related insurance and other general and administrative costs. General and administrative expenses were $379,000 for the three-month period ending March 31, 1998.

         Interest income was $96,000 and $3,000 for the three-month periods ending March 31, 1998 and 1999, respectively. The reduction in interest income is directly attributable to lower balances of cash and cash equivalents.

         Interest expense of $1,000 for both of the periods ending March 31, 1998 and 1999 represents interest on capital leases for certain office equipment.


         The Company recorded other income of $432,000 for the three-month period ended March 31, 1999. This other income is attributable to reduction of debt in exchange for certain equipment, the cost of which had previously been charged to research and development expense. There was no comparable income in the prior year.

         The Company's net income was $278,000 for the three-month period ending March 31, 1999. There was a net loss of $1,663,000 for the comparable prior year period. The difference in these two results is primarily attributable to the reduction of research and development expense, gross profit on CLINICEL sales and the reduction of debt described above. The Company expects to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents were $485,000 and $631,000 as of December 31, 1998 and March 31, 1999. The increase in cash and cash equivalents is attributed primarily to reductions in trade receivables associated with CLINICEL sales.

         At March 31, 1999, the Company had a working capital deficit of $677,000. The current cash and cash equivalents balance as of March 31, 1999 may not be sufficient to meet its cash requirements through the remainder of 1999. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings, including equity financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other public financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

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





                                   LIFE MEDICAL SCIENCES, INC.
                                   (REGISTRANT)




DATE: 4/30/99                      /S/ DREW KARAZIN
                                   -------------------------------------------
                                   DREW KARAZIN
                                   VICE PRESIDENT AND  CHIEF FINANCIAL OFFICER
                                   (Duly Authorized Officer & Principal
                                   Financial Officer)

DATE: 4/30/99                      /S/ ROBERT P. HICKEY
                                   -------------------------------------------
                                   ROBERT P. HICKEY
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)

                                  EXHIBIT INDEX


                  27       Financial Data Schedule