Form 10-Q
period 1999-06-30
LIFE MEDICAL SCIENCES INC
filed 1999-08-13
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q


     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

          COMMON STOCK, $.001 PAR VALUE - 9,427,562 SHARES OUTSTANDING
                               AT AUGUST 13, 1999

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three and                        3
         six month periods ended June 30, 1998 and 1999

         Condensed Balance Sheets as of December 31, 1998                                        4
         and June 30, 1999 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                                  5
         six month periods ended June 30, 1998 and 1999

         Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition                             7
         and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                               10

Item 5.  Other Information                                                                       10

Item 6.  Exhibits and Reports on Form 8-K                                                        10

         Signatures                                                                              11

         Exhibit Index                                                                           12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.



                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      (In thousands, except per share data)   (In thousands, except per share data)



                                                                Three months ended                         Six months ended
                                                                     June 30,                                   June 30,
                                                           ---------------------------                -----------------------------
                                                           1998                   1999                 1998                  1999
                                                          ------                 ------               ------                ------
Revenue
   Product sales                                         $   515               $   246               $   515                $ 1,048
   Royalties                                                   4                     4                    17                     17
                                                         -------               -------               -------                -------

     Revenue                                                 519                   250                   532                  1,065

Cost of goods sold                                           226                    89                   226                    372
                                                         -------               -------               -------                -------

Gross profit                                                 293                   161                   306                    693

Operating expenses:
   Research and development                                1,052                   230                 2,269                    421
   Sales and marketing                                     1,379                   123                 1,554                    258
   General and administrative                                528                   477                   907                    840
                                                         -------               -------               -------                -------
     Operating expenses                                    2,959                   830                 4,730                  1,519
                                                         -------               -------               -------                -------

(Loss) from operations                                    (2,666)                 (669)               (4,424)                  (826)
Interest income                                               20                     6                   116                      9
Interest expense                                              (1)                   (1)                   (2)                    (1)
Other income                                                                                                                    432
                                                         -------               -------               -------                -------

     Net (loss)                                           (2,647)                 (664)               (4,310)                  (386)
                                                         =======               =======               =======                =======
Net (loss) per share - basic and diluted                 $ (0.33)              $ (0.08)              $ (0.54)               $ (0.05)
                                                         =======               =======               =======                =======
Weighted average shares outstanding                        7,923                 8,053                 7,923                  7,988

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                   (In thousands, except per share data)

                                                                       December 31,        June 30,
                                                                            1998             1999
                                                                       ------------      -------------
                                                                                         (unaudited)
    ASSETS
Current assets:
   Cash and cash equivalents                                           $    485           $    700
   Inventory                                                                264                154
   Accounts receivable                                                      120                132
   Prepaid expenses and advances                                             33
                                                                       --------           --------
        Total current assets                                                902                986

Furniture and equipment-at cost
        (less depreciation of $91 and $107)                                  85                 85
Other assets                                                                 47                 45
                                                                       --------           --------

        TOTAL                                                          $  1,034           $  1,116
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease obligation                                            $      8           $      9
   Accounts payable                                                         710                603
   Accrued expenses                                                         991                670
   Other liabilities                                                        199                211
                                                                       --------           --------
        Total current liabilities                                         1,908              1,493

Capital lease obligation                                                     18                 14
Deferred royalty income                                                     386                369
                                                                       --------           --------
        Total liabilities                                                 2,312              1,876
                                                                       --------           --------
Stockholders' equity:
   Preferred stock, $.01 par value;
        shares authorized - 5,000;
        none issued
   Common stock, $.001 par value; shares authorized - 23,750;
     issued and outstanding - 7,923 and 9,428                                 8                  9
   Additional paid-in capital                                            34,147             35,050
   Accumulated deficit                                                  (35,433)           (35,819)
                                                                       --------           --------
        Total stockholders' equity                                       (1,278)              (760)
                                                                       --------           --------
        TOTAL                                                          $  1,034           $  1,116
                                                                       ========           ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six months ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                    1998              1999
                                                                                  -------           -------
Cash flows from operating activities:
    Net (loss)                                                                    $(4,310)          $  (386)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                    16                16
       Deferred royalty income                                                        (17)              (17)
       Fair value of options issued as compensation                                                     154
       Changes in operating assets and liabilities:
         (Increase)/decrease  in inventory                                           (261)              110
         (Increase) in accounts receivable                                           (206)              (12)
         (Increase) /decrease in prepaid expenses and advances                       (828)               33
         (Increase)/decrease in other assets                                          (34)                2
         Increase/(decrease) in accounts payable and accrued liabilities              529              (428)
         (Decrease)/increase in other liabilities                                    (172)               12
                                                                                  -------           -------
            Net cash (used in) operating activities                                (5,283)             (516)
                                                                                  -------           -------

Cash flows from investing activities:
    Purchase of equipment                                                             (30)              (16)
    Proceeds from maturity of investment securities                                 2,820
                                                                                  -------           -------
            Net cash provided by/(used in) investing activities                     2,790               (16)
                                                                                  -------           -------

Cash flows from financing activities:
    Proceeds from issue of common stock,including paid in capital                                       750
    Payments on capitalized lease                                                      (4)               (3)
                                                                                  -------           -------
            Net cash (used in)/provided by financing activities                        (4)              747
                                                                                  -------           -------

Net (Decrease)/increase in cash and cash equivalents                               (2,497)              215
Cash and cash equivalents at beginning of period                                    2,733               485
                                                                                  -------           -------
Cash and cash equivalents at end of period                                        $   236           $   700
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

B)       OTHER INCOME

                  The Company recorded other income of $432,000 for the six-month period ended June 30, 1999. This other income is attributable to reduction of debt in exchange for certain equipment, the cost of which had previously been charged to research and development expense.

C)       NET  (LOSS) PER SHARE

                  Basic and diluted net (loss) per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would reduce the loss per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


GENERAL

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. The Company is focused on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and pre-clinical studies. In January 1999, the Company initiated a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the firsT surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. The Company has also developed a line of novel silicone gel-filled cushions intended for the prevention and management of hypertrophic and keloid scars. The Company launched this line under the CLINICEL(R) name in April 1998 through a consumer media campaign, expanded distribution through drug stores, supermarket pharmacies and mass merchandise store pharmacies and achieved cumulative sales through June 30,1999 of $2,763,000.

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

RESULTS OF OPERATIONS


         The Company launched a direct-to-consumer advertising campaign in conjunction with the introduction of CLINICEL in April 1998 and achieved sales of $1,715,000 during 1998. Revenue for the three and six month periods ended June 30, 1999 of $250,000 and $1,065,000, respectively consists primarily of $246,000 and $1,048,000, respectively, of sales of CLINICEL products and $4,000 and $13,000 in the three and six month periods respectively, attributable to royalties from product sales of the Sure-Closure System(TM). These revenue figures compare to $519,000 and $532,000 for the three and six month periods ended June 30, 1998, respectively, which, for both periods, consist primarily of $515,000 of sales of CLINICEL products. The reduction in revenue for the three months ended June 30, 1999 compared to prior year is attributed to lower CLINICEL sales associated with reduced consumer advertising.

         Cost of goods sold of $89,000 and $372,000 for the three and six month periods ended June 30, 1999, respectively, reflects the cost to produce, package and ship CLINICEL to the Company's consumer and trade customers. Cost of goods sold was $226,000 for each of the comparable prior year periods. The variations in the cost of goods sold amounts are largely attributed to changes in sales volume.

         The Company incurred research and development expenses of $230,000 and $421,000 for the three and six month periods ended June 30, 1999, respectively, compared to $1,052,000 and $2,269,000 for the comparable prior year periods. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the development of bioresorbable adhesion prevention products and reduced spending for pre-clinical studies and clinical trials. Research and development spending in 1999 has been primarily to conduct the pilot clinical trial for REPEL-CV(TM), the first product to receive an IDE from the FDA for clinical testing to determine safety for use as aN anti-adhesion barrier in cardiovascular surgery.

         Sales and marketing expenses of $123,000 and $258,000 for the three and six month periods ending June 30, 1999, respectively, were exclusively associated with CLINICEL and consist primarily of promotional costs, selling expenses and contract customer service expense. The comparable prior year periods costs were $1,379,000 and $1,554,000. The reduction in expense is primarily attributable to reduced advertising.

         General and administrative expenses of $477,000 and $840,000 for the three and six month periods ended June 30, 1999, respectively, compared to $528,000 and $907,000 for the comparable prior year periods, consisted primarily of management compensation, legal fees for patent protection on the Company's products, and other general and administrative costs.

         Interest income was $6,000 and $9,000 for the three and six month periods ending June 30, 1999, respectively, and $20,000 and $116,000 for the comparable prior year periods. The reduction in interest income is directly attributable to lower balances of cash and cash equivalents.

         Interest expense represents interest on capital leases for certain office equipment.

         The Company recorded other income of $432,000 for the six month period ended June 30, 1999. This other income is attributable to a reduction in accrued expenses in exchange for certain equipment, the cost of which had previously been charged to research and development expense. There was no comparable other income in the prior year.

         The Company's net loss was $664,000 and $386,000 for the three and six months ended June 30, 1999, respectively, compared to $2,647,000 and $4,310,000 for the comparable prior year periods. The decreases in the net loss compared to the prior year periods are primarily attributable to reductions in sales and marketing as well as research and development spending in addition to the recognition of other income explained above. The Company expects to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents were $485,000 and $700,000 at December 31, 1998 and June 30, 1999, respectively. The increase is primarily attributable to a $750,000 private placement of common stock, offset by operating activities.

         At June 30, 1999, the Company had a working capital deficit of $507,000. The current cash and cash equivalents balance as of June 30, 1999 may not be sufficient to meet its cash requirements through the remainder of 1999. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and equity financings. The Company completed a $750,000 private placement of common stock recently and will continue to evaluate, and possibly consummate, additional equity financings. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The Company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

                           PART II - OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 28, 1999, the Company completed a Private Placement in which 1,505,003 shares of common stock were issued in exchange for cash proceeds of $750,000. The proceeds will be used to fund the ongoing U. S. Pilot Clinical Trial for REPEL-CV and support the CLINICEL sales activities.

         The securities issued in the Private Placement were exempted from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in that the offering was restricted to "accredited investors" as defined in Rule 501 of Regulation D.

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




                                LIFE MEDICAL SCIENCES, INC.
                                (REGISTRANT)




DATE: AUGUST 13, 1999          /S/ DREW KARAZIN
                               ----------------------------
                               DREW KARAZIN
                               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                               (Duly Authorized Officer &
                                  Principal Financial Officer)

DATE: AUGUST 13, 1999          /S/ ROBERT P. HICKEY
                               --------------------------
                               ROBERT P. HICKEY
                               CHAIRMAN, PRESIDENT AND CEO
                               (Principal Executive Officer)

                                  EXHIBIT INDEX


     27.    Financial Data Schedule