Form 10-Q
period 1999-09-30
LIFE MEDICAL SCIENCES INC
filed 1999-11-15
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                    FORM 10-Q


         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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



         Indicate by mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON STOCK, $.001 PAR VALUE - 9,427,562 SHARES OUTSTANDING
                              AT NOVEMBER 12,1999

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three and                        3
         nine month periods ended September 30, 1998 and 1999

         Condensed Balance Sheets as of December 31, 1998                                        4
         and September 30, 1999 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                                  5
         nine month periods ended September 30, 1998 and 1999

         Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition                             7
         and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                               10

Item 5.  Other Information                                                                       10

Item 6.  Exhibits and Reports on Form 8-K                                                        10

         Signatures                                                                              11

         Exhibit Index                                                                           12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 (In thousands, except per share data)     (In thousands, except per share data)
                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                           1998           1999                     1998            1999
                                                           ----           ----                     ----            ----
Revenue
   Product sales                                         $   601         $    24                 $ 1,116         $ 1,072
   Royalties                                                   4              19                      21              36
                                                         -------         -------                 -------         -------
     Revenue                                                 605              43                   1,137           1,108

Cost of goods sold                                           257               7                     484             379
                                                         -------         -------                 -------         -------
Gross profit                                                 348              36                     653             729

Operating expenses:
   Research and development                                  980             226                   3,248             647
   Sales and marketing                                     1,129              65                   2,683             323
   General and administrative                                573             275                   1,480           1,115
                                                         -------         -------                 -------         -------
     Operating expenses                                    2,682             566                   7,411           2,085
                                                         -------         -------                 -------         -------
(Loss) from operations                                    (2,334)           (530)                 (6,758)         (1,356)

Interest income                                               48               5                     163              14
Interest expense                                              (1)             (1)                     (3)             (2)
Other income                                                                                                         432
                                                         -------         -------                 -------         -------
     Net (loss)                                           (2,287)           (526)                 (6,598)           (912)
                                                         =======         =======                 =======         =======

Net (loss) per share - basic and diluted                 $ (0.29)        $ (0.06)                $ (0.83)        $ (0.11)
                                                         =======         =======                 =======         =======
Weighted average shares outstanding                        7,923           9,428                   7,923           8,473

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                      (In thousands, except per share data)

                                                                     DECEMBER 31,           SEPTEMBER 30,
                                                                        1998                    1999
                                                                        ----                    ----
                                                                                            (unaudited)
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $    485                $    226
   Inventory                                                               264                     157
   Accounts receivable                                                     120                      11
   Prepaid expenses and advances                                            33
                                                                      --------                --------
        Total current assets                                               902                     394

Furniture and equipment-at cost (less depreciation
  of $91 and $115)                                                          85                      77
Other assets                                                                47
                                                                      --------                --------
        TOTAL                                                         $  1,034                $    471
                                                                      ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $    710                $    555
   Accrued expenses                                                        991                     600
   Capital lease obligation                                                  8                       9
   Other liabilities                                                       199                     215
                                                                      --------                --------
        Total current liabilities                                        1,908                   1,379

Capital lease obligation                                                    18                      12
Deferred royalty income                                                    386                     351
                                                                      --------                --------
        Total liabilities                                                2,312                   1,742
                                                                      --------                --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; shares authorized
     - 5,000; none issued
   Common stock, $.001 par value; shares authorized
     - 23,750; issued and outstanding - 7,923 and 9,428                      8                       9
   Additional paid-in capital                                           34,147                  35,065
   Accumulated deficit                                                 (35,433)                (36,345)
                                                                      --------                --------
        Total stockholders' equity                                      (1,278)                 (1,271)
                                                                      --------                --------
        TOTAL                                                         $  1,034                $    471
                                                                      ========                ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    1998           1999
                                                                                    ----           ----
Cash flows from operating activities:
    Net (loss)                                                                    $(6,598)        $  (912)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                    24              24
       Deferred royalty income                                                        (22)            (35)
       Fair value of options issued as compensation                                                   169
       Changes in operating assets and liabilities:
         (Increase)/decrease in inventory                                            (352)            107
         (Increase)/decrease in accounts receivable                                  (286)            109
         (Increase)/decrease in prepaid expenses and advances                        (257)             33
         (Increase)/decrease in other assets                                          (32)             47
         Increase/(decrease) in accounts payable and accrued expenses                 270            (546)
         Increase in other liabilities                                                303              16
                                                                                  -------         -------
            Net cash (used in) operating activities                                (6,950)           (988)
                                                                                  -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                             (51)            (16)
    Proceeds from maturity of investment securities                                 4,836
                                                                                  -------         -------
            Net cash provided by/(used in) investing activities                     4,785             (16)
                                                                                  -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issue of common stock,including paid in capital                                     750
    Payments on capitalized lease                                                      (4)             (5)
                                                                                  -------         -------
            Net cash (used in)/provided by financing activities                        (4)            745
                                                                                  -------         -------
Net (Decrease) in cash and cash equivalents                                        (2,169)           (259)
Cash and cash equivalents at beginning of period                                    2,733             485
                                                                                  -------         -------
Cash and cash equivalents at end of period                                        $   564         $   226
                                                                                  =======         =======

                           LIFE MEDICAL SCIENCES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A)       BASIS OF PRESENTATION

                  The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)       OTHER INCOME

                  The Company recorded other income of $432,000 for the nine-month period ended September 30, 1999. This other income is attributable to reduction of debt in exchange for certain equipment, the cost of which had previously been charged to research and development expense.

C)       NET  (LOSS) PER SHARE

                  Basic and diluted net (loss) per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would reduce the loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. The Company is focused on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and pre-clinical studies. In January 1999, the Company initiated a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. Patient enrollment in this trial was completed during the latest quarter and the data analysis is ongoing. The Company has also developed a line of novel silicone gel-filled cushions intended for the prevention and management of hypertrophic and keloid scars.
The Company launched this line under the CLINICEL(R) name in April 1998 through a consumer media campaign and distribution through drug stores and supermarket pharmacies.

         The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company intends to develop bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV(TM)), gynecological and general surgical procedures (REPEL(TM)), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE(TM)) and orthopedic and spinal surgical procedures (RELIEVE(TM)).

         During 1999 the Company has been allocating its scarce resources to the REPEL-CV(TM) clinical trials and to activities for the furtherment of its versatile bioresorbable polymer technology. Activities to secure funding for these programs have included actions taken with the goal of securing collaborative agreements with strategic partners, sales and marketing licensing agreements that include research funding, new equity capital additions and negotiations on the sale of the CLINICEL business. The Company's application to participate in a Technology Tax Transfer Program was recently approved by the Board of Directors of the New Jersey Economic Development Authority. The program, which is intended to foster the growth of emerging technology companies in the state, is designed to allow companies to secure funding in exchange for the sale of net operating losses. The first increment of funding is anticipated before year end.

         Certain statements in this Report on Form 10-Q (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; problems or delays in state economic developement funding; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of material facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.





RESULTS OF OPERATIONS


         The Company launched a direct-to-consumer advertising campaign in conjunction with the introduction of CLINICEL in April 1998 and achieved sales of $1,715,000 during 1998. Revenue for the three and nine month periods ended September 30, 1999 of $43,000 and $1,108,000, respectively, consists primarily of $24,000 and $1,072,000, respectively, of sales of CLINICEL products. The balance of revenue in those periods is attributable to royalties from product sales of the Sure-Closure System(TM). These revenue figures compare to $605,000 and $1,137,000 for the three and nine month periods ended September 30, 1998, consisting primarily of $601,000 and $1,116,000, respectively, of sales of CLINICEL products. The reduction in revenue for the three months ended September 30, 1999 compared to the comparable prior year period is attributed to lower CLINICEL sales associated with reduced product advertising and the absence of drug trade product orders.

         Cost of goods sold of $7,000 and $379,000 for the three and nine month periods ended September 30, 1999, respectively, reflects the cost to produce, package and ship CLINICEL to the Company's consumer and trade customers. Cost of goods sold were $257,000 and $484,0000 for each of the comparable prior year periods. The variations in the cost of goods sold amounts are largely attributed to changes in sales volume.

         The Company incurred research and development expenses of $226,000 and $647,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $980,000 and $3,248,000 for the comparable prior year periods. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the development of bioresorbable adhesion prevention products and reduced spending for pre-clinical studies and clinical trials. Research and development spending in 1999 has been primarily to conduct the pilot clinical trial for REPEL-CV(TM), the first product to receive an IDE from the FDA for clinical testing to determine safety for use as an anti-adhesion barrier in cardiovascular surgery.

         Sales and marketing expenses of $65,000 and $323,000 for the three and nine month periods ended September 30, 1999, respectively, were exclusively associated with CLINICEL and consist primarily of promotional costs, selling expenses and contracted customer service expense. The comparable prior year periods' costs were $1,129,000 and $2,683,000, respectively. The reductions in expense are primarily attributable to reduced advertising and marketing of the CLINICEL products.

         General and administrative expenses totaled $275,000 and $1,115,000 for the three and nine month periods ended September 30, 1999, respectively, compared to $573,000 and $1,480,000 for the comparable prior year periods.These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reductions in spending are primarily attributable to reduced legal fees, consulting fees and general cost control.

         Interest income was $5,000 and $14,000 for the three and nine month periods ending September 30, 1999, respectively, and $48,000 and $163,000 for the comparable prior year periods. The reductions in interest income are directly attributable to lower balances of cash and cash equivalents.

         Interest expense represents interest on capital leases for certain office equipment.

         The Company recorded other income of $432,000 for the nine month period ended September 30, 1999. This other income is attributable to a reduction in accrued expenses in exchange for certain equipment, the cost of which had previously been charged to research and development expense. There was no comparable other income in the prior year.

         The Company's net loss was $526,000 and $912,000 for the three and nine months ended September 30, 1999, respectively, compared to $2,287,000 and $6,598,000 for the comparable prior year periods. The decreases in the net loss compared to the prior year periods are primarily attributable to reductions in sales and marketing as well as research and development spending in addition to the recognition of other income explained above. The Company expects to incur losses in future periods.




LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents were $485,000 and $226,000 at December 31, 1998 and September 30, 1999, respectively.

         At September 30, 1999, the Company had a working capital deficit of $985,000. The current cash and cash equivalents balance as of September 30, 1999 may not be sufficient to meet the Compay's cash requirements for operating activities through the remainder of 1999. The Company's application to participate in a Technology Tax Transfer Program was recently approved by the Board of Directors of the New Jersey Economic Development Authority. The program, which is intended to foster the growth of emerging technology companies in the state, is designed to allow companies to secure funding in exchange for the sale of net operating losses. The first increment of funding is anticipated before year end. Notwithstanding that potential funding, the Company has an immediate need for additional capital resources and will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and equity financings. The Company completed a $750,000 private placement of common stock in the second quarter of 1999 and will continue to evaluate, and possibly consummate, additional equity financings. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including the possible sale of the CLINICEL business and licensing/marketing agreements intended to improve its financial condition.
The Company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 28, 1999, the Company completed a private placement in which 1,505,003 shares of common stock were sold in consideration for cash proceeds of $750,000. The proceeds will be, are being and have been used to fund the ongoing
U. S. Pilot Clinical Trial for REPEL-CV and for other corporate expenses. The securities issued in the private placement were exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in that the offering was restricted to "accredited investors" as defined in Rule 501 of Regulation D and the offering did not involve a general solicitation.

         The Company has extended the expiration of its Class A and Class B redeemable warrants to 5.00 PM (Eastern Time) on March 21, 2000 from September 21, 1999.

ITEM 5.  OTHER INFORMATION

         The Company uses a number of computer programs across its operations. The Company has not completed its assessment of the year 2000 issue but believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

         The Company uses a number of third party vendors to support its operations. The Company has surveyed its key vendors and has received reports from 70% of these venders that they are Y2 K compliant. Of the remaining key vendors, the Company believes that, absent widespread Y2 K problems, alternate vendors may be available should these firms experience Y2 K problems. The Company's near term developmental efforts will depend on its ability to perform clinical trials in a surgical setting. Absent widespread Y2 K problems within the hospital and medical center community, the Company believes that there will be Y2 K compliant partners capable of performing the procedures necessary for clinical trials.
         Notwithstanding the above, the Company has not completed its assessment of the year 2000 issue with all of its third party vendors. If any of parties are unable to address this issue in a timely manner, and the Company is unable to instead conduct operations with other third party vendors that have addressed this issue, it could result in a material financial risk to the Company.

         The Company is in breach of the CLINICEL licensing agreement with Dimotech for nonpayment of royalties. However, the Company has secured the active cooperation of Dimotech, by extending the cure period under which the Company must comply, in support of the Company's ongoing efforts to sell the CLINICEL business.

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





                                       LIFE MEDICAL SCIENCES, INC.
                                       (REGISTRANT)




         DATE: NOVEMBER 15, 1999        /S/ DREW KARAZIN
                                       ----------------------------
                                       DREW KARAZIN
                                       VICE PRESIDENT AND CHIEF FINANCIAL
                                       OFFICER


         DATE: NOVEMBER 15, 1999        /S/ ROBERT P. HICKEY
                                       --------------------------------
                                       ROBERT P. HICKEY
                                       CHAIRMAN, PRESIDENT AND CEO

                                  EXHIBIT INDEX


                  27.      Financial Data Schedule