Form 10-K
period 1999-12-31
LIFE MEDICAL SCIENCES INC
filed 2000-04-11
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $ 4.8 million.

      As of March 20, 2000, 10,225,756 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III of this Form 10-K.

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

PART I Item 1. Business

General

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 1999, the Company focused on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL(R) silicone gel-filled cushions.

      The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CVTM), gynecological and general surgical procedures (REPELTM), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVETM) and orthopedic and spinal surgical procedures (RELIEVE TM). These products are in various stages of development:

--------------------------------------------------------------------------------------------------------------
Adhesion Prevention Products Under Development
--------------------------------------------------------------------------------------------------------------
                       Potential                                                           Est. Annual Market
Product                Therapeutic Application                    Status                   Potential
--------------------------------------------------------------------------------------------------------------
REPEL                  Preventing or reducing post-operative      U.S. pivotal clinical    $250 Million
Barrier Film           surgical adhesions in gynecological        trial
                       and general abdominal surgery.
--------------------------------------------------------------------------------------------------------------
REPEL-CV               Preventing or reducing post-operative      U.S. pivotal clinical    $250 Million
Barrier Film           surgical adhesions in cardiovascular       trial
                       surgery.
--------------------------------------------------------------------------------------------------------------
RESOLVE                Preventing or reducing post-operative      IDE Preparation          $400 Million
Viscous Solution       surgical adhesions in gynecological
                       and general abdominal surgery.
--------------------------------------------------------------------------------------------------------------
RELIEVE                Preventing or reducing post-operative      Preclinical trials       $300 Million
Viscous Solution       surgical adhesions in orthopedic and
                       spinal surgery.
--------------------------------------------------------------------------------------------------------------

      In April 1998, the Company launched its CLINICEL silicone-based device for diminishing unsightly scars and associated discomfort. CLINICEL was marketed through a direct to consumer marketing campaign in the United States and internationally through a series of independent distributors. The CLINICEL products were well received by consumers and the retail pharmacy trade reflected in approximately $3 million in cumulative sales from launch through the end of 1999. However, the Company believes it is in the best long-term interest of its stockholders to concentrate its financial and human resources on aggressively pursuing bioresorbable polymer-based product opportunities. Therefore, the manufacture and sale of CLINICEL products were discontinued effective February 29, 2000 and the intellectual property rights associated with CLINICEL reverted to the Dimotech Ltd., a subsidiary of Technion Research and Development Foundation Ltd.

      The Company's product development strategy is to maintain a relatively small core of scientists and researchers within the Company. The Company currently conducts substantially all of its research and product development through arrangements with specialized academic and industrial organizations that broaden the development capabilities of the Company. The Company has established contract manufacturing arrangements for its product lines.

      The Company previously developed and marketed the Sure-Closure System(TM), a disposable wound closure device. The Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1997, Zimmer, Inc., a subsidiary of Bristol - Myers Squibb ("Zimmer"), acquired the Sure - Closure System from C.R. Bard. The Company receives a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004.

      The Company was developing three products utilizing its in-situ tissue culturing technology: CARIEL(TM), primarily for chronic wound healing; PILIEL(TM), for stimulating hair regrowth and reducing hair loss; and LIPOEL(TM), for improving the success rate of fat transplantation from a donor site to a recipient site for reconstructive or cosmetic surgery. During 1997, the Company terminated all clinical development efforts on these products since they did not yield the desired benefits to the intended user during clinical evaluation.

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

      During 1997, a pilot clinical trial was conducted on REPEL in gynecological surgery, at several sites in the United States. The trial was designed to test the safety and efficacy of REPEL when applied to the anterior and posterior surfaces of the uterus during myomectomies by laparotomy. REPEL was rated safe and well tolerated as well as being greater than twice as effective in reducing adhesion formation compared to the control of standard surgical technique. The most striking result of the trial was the reduction in the extent of adhesion formation on the posterior surface of the uterus, where adhesions are more extensive, clinically relevant and difficult to address. On the posterior surface, the median extent of adhesions in the REPEL patients was less than 25 percent, whereas the control patients' median extent was greater than 75 percent. Based on these results, FDA has granted approval to initiate the pivotal clinical trial. The Company is in discussion with prospective corporate partners whereby a licensing and distribution agreement would be executed and funding for the continued clinical development of REPEL would be secured.

REPEL-CV

      REPEL-CV is a bioresorbable adhesion barrier film made from a different co-polymer formulation than REPEL which results in it being stronger and longer lasting in the body. The clinical significance of these enhanced characteristics was demonstrated in a series of pre-clinical studies. These studies were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated as well as virtually preventing the formation of adhesions to the surface of the heart.

      Adhesion formation after open-heart surgical procedures is a well-documented, significant complication at the point of performing a secondary procedure. Secondary procedures (re-do's) account for 15-20% of the approximately 600,000 open-heart surgeries performed annually in the United States. Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open-heart surgical procedure. These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure. There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

      In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in cardiovascular surgical procedures. REPEL-CV is a bioresorbable film which is placed over the anterior surface of the heart at the conclusion of the surgical procedure. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. The Company plans to initiate the U. S. pivotal clinical trial in the third quarter of 2000 contingent upon the FDA approval of the trial protocol and the infusion of additional capital to the Company.

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

      The formulation of RESOLVE was specified through a series of pre-clinical studies during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible throughout the pre-clinical studies, RESOLVE proved to be efficacious in reducing the level of adhesion formation subsequent to gynecological surgical procedures. In one pre-clinical study, approximately forty-five (45) percent of the tissue surfaces in the RESOLVE treated group were free of adhesions, compared to less than ten (10) percent in the control group. Manufacturing and packaging development programs are planned in preparation for submission of the Investigational Device Exemption (IDE) to the FDA as a basis for initiating the pilot clinical trial. The Company is in discussions with prospective corporate partners whereby a licensing and distribution agreement would be executed and funding for continued clinical development of RESOLVE would be secured.

RELIEVE

      Gels of higher viscosity may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products are under development through pre-clinical studies. Candidate materials are being evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery which is being funded by a major manufacturer of spine surgery instruments.

DEVELOPMENT OPPORTUNITIES

      The material capabilities and intellectual property portfolio for the Company's proprietary bioresorbable polymer technology continues to broaden. This provides opportunities to both enhance the performance characteristics of the Company's adhesion prevention products as well as to pursue the application of these unique materials in other medical products. The Company is engaged in discussions with medical device and pharmaceutical companies on the use of these materials in drug and cell delivery, implantable medical device coatings and other bioresorbable polymer product opportunities.

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

      In March 1996, pursuant to the Yissum Agreement, the Company paid Yissum $60,000 for conducting research relating to the development of surgical adhesion barriers. Effective as of October 1996, the Yissum Agreement was amended as it relates to the Company financing research at Yissum. The amendment provides a research term of five years from the date of the amendment and requires Yissum personnel to enter into confidentiality and non-competition agreements with the Company. Pursuant to the amendment, the Company paid Yissum approximately $379,000 during the first three years of the research term.

CLINICEL

      The CLINICEL product line was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In July 1995, the Company entered into an agreement with Dimotech subsidiary of Technion R&D Foundation Ltd. (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech with regard to CLINICEL. Pursuant to the Dimotech Agreement, Dimotech had assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to CLINICEL. Under the terms of the Dimotech Agreement, all rights in the research or products developed were owned solely by the Company. On February 29, 2000, the Dimotech agreement was terminated and all rights therein which accrued to the Company reverted to Dimotech and the license granted to the Company expired.

      Sure-Closure System

      The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will continue to be reduced by a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties, under the Skin Stretching Agreement, to MedChem, relieving the Company of any obligations under the Skin Stretching Agreement. In October 1997 the Sure-Closure System was acquired by the Zimmer Inc. subsidiary of Bristol-Myers Squibb.

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

Patents and Proprietary Rights

      In connection with the polymer technology, the Company currently holds three issued United States patents, one Canadian patent and two Israeli patents relating to bioresorbable polymeric compounds and polyurethane polymeric compounds. The first United States patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second United States patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third United States patent claims novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The three United States patents will remain in effect until June 2, 2008 May 3, 2010 and July 11, 2016, respectively, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds on file with the United States and international patent agencies.

Competition

      REPEL, REPEL-CV, RESOLVE and RELIEVE

      REPEL, REPEL-CV, RESOLVE and RELIEVE are expected to compete with various currently marketed products such as Interceed(TM), a product of Johnson & Johnson, Seprafilm(TM) , a product of Genzyme Corp., and Goretex(TM), a product of WL Gore. Several other companies including LifeCore Biomedical Inc., Gliatech Inc., Anika Therapeutics, Inc., Biomatrix Inc., Alliance Pharmaceuticals, Corp. and Focal Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal methods of competition.

Manufacturing

REPEL, REPEL-CV, RESOLVE, and RELIEVE

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

      As of the date of this report, the Company and its primary manufacturer have completed various manufacturing pilot batches and scale-up studies at its primary manufacturing partner's site. The Company's manufacturing equipment, which was used by the manufacturer in the production process, was pledged as collateral against amounts owed to this manufacturer during 1998. On April 12, 1999, the Company transferred the title to this equipment to the contract manufacturer in exchange for the forgiveness of certain liabilities owed. The Company has continued to produce pilot batches for use in clinical trials during 1999 at this manufacturer and intends to continue this manufacturing development and optimize, validate and utilize the process, equipment and manufacturer to produce further clinical and commercial sale products at this site.

Marketing and Sales

      During 1999, the Company marketed its CLINICEL products direct to consumers through contract telemarketing firms and through distribution in various chain drug stores. One of the Company's largest customers (American Stores) accounted for approximately 48% of sales in 1999. Internationally, the CLINICEL products were marketed through a series of independent distributors. International sales of CLINCEL were approximately $220,000 in 1999 and $35,000 in 1998.

      With regard to the commercialization of the proposed products from its polymer technology, the Company may either establish an organization for the marketing and sale of these proposed products or enter into corporate alliances for the distribution of certain products in the United States. The Company intends to seek joint venture, licensing or collaborative arrangements for the marketing and sale of these proposed products elsewhere in the world.

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

Product Liability and Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials and commercial sales of its products providing coverage in an aggregate amount of $5,000,000.

Human Resources

      As of March 23, 2000, the Company employed four full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. The Company's employees are not a party to any collective bargaining agreement. The Company believes that it has good relations with its employees. The Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

      The Company's executive officers are as follows:

                     Name             Age     Positions with the Company
          -------------------------   ---     --------------------------
          Robert P. Hickey.........    54     Chairman,  President, CEO
                                                   & Acting CFO

          Eli Pines, Ph.D..........    54     Vice  President and Chief
                                                   Scientific Officer

      Robert P. Hickey has served as Chairman since May 1999, President and Chief Executive Officer since May 1996, Acting Chief Financial Officer since December 1999 and as a Director since August 1996. From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994 Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson.

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

Daniel Cohn, Ph.D...........  Dr. Daniel Cohn is Professor of Biomaterials
                              Science and Head of the Biomedical Polymers
                              Research Group, Casali Institute of Applied
                              Chemistry, Hebrew University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed the Company's polymer technology.

Alan H. DeCherney,  M.D. ...  Dr. Alan DeCherney is Professor and Chairman,
                              Department of Obstetrics and Gynecology at UCLA School of Medicine. Prior to that, Dr. DeCherney was Louis E. Phaneuf Professor and Chairman of the Department of Obstetrics and Gynecology at Tufts University School of Medicine, and Chief of Obstetrics and Gynecology at the New England Medical Center. Prior to this, Dr. DeCherney was Director of the Division of Reproductive Endocrinology, and was John Slade Ely Professor of Obstetrics and Gynecology at Yale University School of Medicine. He has been President of the International Society of Gynecologic Endoscopy, the Society of Assisted Reproductive Technologies, the Society of Reproductive Surgeons, the Society of Reproductive Endocrinologists, the American Society of Reproductive Medicine, and the Society of Gynecologic Investigation. Dr. DeCherney is a member of the American Board of Obstetrics and Gynecology, is an Associate Editor of the New England Medical Journal, and Editor of Assisted Reproductive Reviews. In 1987, Dr. DeCherney was recipient of the President's Achievement Award of the Society of Gynecologic Investigation.

Michael P. Diamond, M.D. ...  Dr. Michael P. Diamond, since 1994, has served as
                              Professor of Obstetrics and Gynecology at Wayne State University in Detroit, Michigan, and Director of the Division of Reproductive Endocrinology and Infertility. Dr. Diamond is a Board-certified Obstetrician/Gynecologist with a subspecialization in Reproductive Endocrinology and Infertility. Dr. Diamond previously served on the faculty at Yale University, and as Associate Professor of Obstetrics and Gynecology, and Director of the Division of Reproductive Endocrinology and Infertility at Vanderbilt University. He has long-standing involvement in animal and clinical trials assessing postoperative adhesion development.

Gere S. diZerega, M.D. .....  Dr. Gere S. diZerega is Professor, Department of
                              Obstetrics and Gynecology at Women's' Hospital, University of Southern California Medical Center. Dr. diZerega's area of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.

Gary L. Loomis, Ph.D. ......  Dr. Gary Loomis is founder, president and senior consultant of G. L. Loomis & Associates, Inc., a firm providing technical expertise in polymer science to a diverse international client base. Dr. Loomis is internationally renowned as an expert in the preparation, modification, evaluation and processing of polymers, especially bioresorbable polymers for medical devices and drug delivery applications.

Mehmet C. Oz, M.D. .........  Dr. Mehmet C. Oz is Irving Assistant Professor of
                              Surgery at Columbia University College of
                              Physicians and Surgeons, New York and Director of The Assist Device Program and attending surgeon of the Division of Cardiothoracic Surgery at New York-Presbyterian Medical Center, New York.

Eric A. Rose,  M.D. ........  Dr. Eric A. Rose is Chairman, Department of
                              Surgery at College of Physicians & Surgeons of Columbia University, New York, Surgeon-in-Chief of Columbia-Presbyterian Medical Center, New York and Director, Cardio-Thoracic Services at St. Michael's Medical Center, Newark, New Jersey.

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

Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report: Loss on Sale or Merger

      The Company believes that available cash will not be sufficient to meet its cash requirements through 2000. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company is seeking such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If the Company is not able to raise additional funds as needed to continue its research and development programs and for its intended manufacturing and marketing efforts, it may become necessary for the Company to attempt to be merged or sold in whole or in part with or to another entity. There can be no assurance that such a sale or merger would be available, but if it were, the proceeds to the Company or its stockholders from such a sale or merger could be substantially less than the amount invested by stockholders in the Company, resulting in significant losses to the stockholders on their investment in the Company's securities.

Limited Operating History; History of Losses

      The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $7,666,000, $7,602,000 and $955,000 for the years ended December 31, 1997, 1998 and 1999 respectively. At December 31, 1999, the Company had an accumulated deficit of $36,388,000 which has increased since that date. Although recent capital constraints have reduced spending levels, the Company continues to expend financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology and (ii) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

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

      Whether or not FDA approval has been obtained, approval of a medical device by comparable regulatory authorities in other countries must be obtained prior to marketing the product in those countries. The approval process varies by country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that clinical testing will provide evidence of safety and efficacy in humans or that regulatory approvals will be granted for any of the Company's products. Manufacturers of medical devices are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. Failures to obtain or delays in obtaining regulatory approvals would adversely affect the manufacturing and marketing of the Company's products, the Company's financial position and the Company's revenues or royalties. When and if approvals are granted, the Company, the approved device, the manufacture of such device and the facilities in which such device is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to healthcare reform and product pricing, cannot be predicted.

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

Risk of Product Liability Claims; Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's proposed products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's proposed products, if any, that receive regulatory approval for commercial sales. The Company currently has product liability insurance coverage for the use of its proposed products in clinical trials and for CLINICEL products. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or be able to maintain the current level of insurance. Further, there can be no assurance that a product liability claim would not materially adversely affect the Company. A product liability or other judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

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

Shares Eligible for Future Sale; Outstanding Warrants and Options; Registration Rights

      Of the Company's 10,225,756 shares of Common Stock outstanding as of March 20, 2000, 3,354,542 shares are "restricted securities," as defined in Rule 144 of the Securities Act, and under certain circumstances may be sold without registration pursuant to Rule 144. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Common Stock. Any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect on the market price of the Common Stock. The "restricted securities" are eligible for sale under Rule 144.

      The Company has outstanding (i) Class A Warrants and Class B Warrants, which could result in the issuance of 4,768,059 additional shares of Common Stock, (ii) 695,813 shares of Common Stock issuable upon exercise of options which have been granted under the Company's Amended and Restated 1992 Stock Option Plan (the "Plan"), and (iii) approximately 3,769,649 shares of Common Stock issuable upon exercise of currently outstanding options granted outside the Plan. In connection with the public offering in May 1996, the Company sold to the underwriter of that offering, a warrant to purchase 200,000 shares of Common Stock. Such warrant is exercisable for a period of five years, commencing May 3, 1997 and has an exercise price of $7.95 per share. The foregoing options and warrants are likely to be exercised at a time when the Company might be able to obtain additional equity capital on more favorable terms. While these options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. The Company cannot predict the effect, if any, that market sales of Common Stock, the exercise of options or warrants or the availability of such Common Stock for sale will have on the market price prevailing from time to time. In addition, if the exercise price of options or warrants are adjusted downward, such options or warrants may be exercised sooner than otherwise with a resulting increase in the number of shares of Common Stock available for sale on the market.

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

Item 3. Legal Proceedings

      The Company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

(a)   Market Information

      The Company's Common Stock, Class A Warrants, and Class B Warrants have traded separately on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbols CHAI, CHAIW, and CHAIZ, respectively, from September 22, 1992 to August 27, 1998. Effective August 28, 1998, the Company's securities were delisted from the Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the company's Common Stock, Class A Warrants, and Class B Warrants have been quoted on the OTC Bulletin Board. The following sets forth the quarterly high and low sales price for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 Class A                       Class B
                                                 Common Stock                    Warrant                       Warrant
                                                 Sales Price                   Sales Price                   Sales Price
                                           -------------------------     -----------------------       ----------------------
                                              High            Low           High          Low           High            Low
                                              ----            ---           ----          ---           ----            ---
Fiscal Year Ended December 31, 1998
         First Quarter                        2 1/4            1             5/8           1/4            1/4           1/16
         Second Quarter                       2 3/32          7/8            1/4           5/8            3/16          1/16
         Third Quarter                        1 11/16         5/8           7/16          1/32            1/4           1/64
         Fourth Quarter                       1               1/4           1/16          1/48            1/32          1/96

Fiscal Year Ended December 31, 1999
         First Quarter                      $ 1 3/32        $ 1/4          $7/64        $ 1/64         $ 1/100        $ 1/100
         Second Quarter                        13/16         15/32          1/16          1/32           1/100          1/100
         Third Quarter                         15/16         17/32          5/64          1/32           1/100          1/100
         Fourth Quarter                          7/8           1/4          1/32          1/64           1/100          1/100

Fiscal Year Ended December 31, 2000
        January 1 through March 20, 2000      1 5/8           5/16          7/64         1/100           1/100          1/100

      Each Class A Warrant entitles the holder to purchase, at an exercise price of $8.40, subject to adjustment, 1.071474 shares of Common Stock and one Class B Warrant, and each Class B Warrant entitles the holder to purchase, at an exercise price of $12.60, subject to adjustment, 1.071474 shares of Common Stock. These exercise prices were adjusted from the initial exercise prices of $9.00 and $13.50 per share, respectively, at the time the Class A Warrants and Class B Warrants were issued due primarily to public offerings completed in the second half of 1993 and the first half of 1996. The Class A Warrants and the Class B Warrants (collectively, the "Warrants"), are exercisable at any time after issuance until September 21, 2000. The Warrants are subject to redemption by the Company for $.05 per Warrant, upon 30 days written notice, if the average closing bid price of the Common Stock exceeds $12.60 per share with respect to Class A Warrants and $18.90 per share with respect to Class B Warrants (subject to adjustment in each case) for 20 consecutive business days ending the date on which the notice of redemption is given.

      On June 28, 1999, the Company completed a private placement in which 1,505,003 shares of common stock were sold in consideration for cash proceeds of $750,000. The proceeds have been used to fund the U. S. Pilot Clinical Trial for REPEL-CV and for other corporate expenses. The securities issued in the private placement were exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder in that the offering was restricted to "accredited investors" as defined in Rule 501 of Regulation D and the offering did not involve a general solicitation.

(b)   Approximate Number of Equity Securities Holders

      As of March 20, 2000 the number of holders of record of the Company's Common Stock was 185. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 2,900.

(c)   Dividends

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

Item 6. Selected Financial Data

      The selected financial data presented below (in thousands, except per share data), for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from audited financial statements of the Company. The financial statements of the Company at December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10-K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                 1995           1996           1997           1998           1999
                                                               --------       --------       --------       --------       --------
Statement of Operations Data: 1999

Revenues:
     Product Sales                                                                                          $  1,715       $  1,201
     Royalty Income                                            $    245       $    155       $     64             55             48
                                                               --------       --------       --------       --------       --------
     Total Revenue                                                  245            155             64          1,770          1,249

Cost of Sales                                                                                                    820            556
                                                                                                            --------       --------

Gross Margin                                                                                                     950            693
Operating Expenses:
     Research and development                                     1,994          2,779          6,721          3,584            788
     Sales and marketing                                                                                       3,142            437
     General and administrative                                   1,231          1,743          2,012          1,982          1,684
                                                               --------       --------       --------       --------       --------
          Operating expenses                                      3,225          4,522          8,283          8,708          2,909
                                                               --------       --------       --------       --------       --------
(Loss) from operations                                           (2,980)        (4,367)        (8,219)        (7,758)        (2,216)

Interest income                                                     183            540            557            161             16

Interest expense                                                                    (3)            (4)            (5)            (4)
Net (loss) before benefit for income tax and
extraordinary item                                               (2,797)        (3,830)        (7,666)        (7,602)        (2,204)
Benefit for income taxes                                                                                                        817
                                                               --------       --------       --------       --------       --------
Net (loss) before extraordinary item                             (2,797)        (3,830)        (7,666)        (7,602)        (1,387)

Extraordinary Item                                                                                                              432
                                                               --------       --------       --------       --------       --------
Net (loss)                                                     $ (2,797)      $ (3,830)      $ (7,666)      $ (7,602)      $   (955)
                                                               ========       ========       ========       ========       ========
Net (loss) per share                                           $   (.58)      $   (.55)      $   (.97)      $   (.96)      $   (.11)
                                                               ========       ========       ========       ========       ========
Weighted average shares
     Outstanding                                                  4,820          6,976          7,919          7,923          8,715

                                                                                           December 31,
                                                                                           ------------
                                                                 1995           1996           1997           1998           1999
                                                               --------       --------       --------       --------       --------
Balance Sheet Data:

Cash, cash equivalents and investments                         $  3,828       $ 14,278       $  7,569       $    485       $    724
Working capital (deficiency)                                      3,657         14,121          5,975         (1,006)          (698)
Total Assets                                                      3,964         14,801          7,786          1,034            798
Total Liabilities                                                   864          1,007          1,621          2,312          1,789
Accumulated deficit                                             (16,335)       (20,165)       (27,831)       (35,433)       (36,388)
Stockholders' equity (deficiency)                                 3,100         13,794          6,165         (1,278)          (991)

Item 7.         Management's Discussion And Analysis of Financial
                       Condition And Results of Operations

Financial Overview

      Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 2000, in conjunction with the discontinuation of the CLINICEL product line, the Company refocused its strategy solely on the more significant commercial opportunities associated with the application of its expertise in bioresorbable materials toward the development of products for the prevention and/or reduction of post surgical adhesions.

Results of Operations

      1998 vs. 1999

      The Company had revenue of $1,249,000 for the fiscal year ended December 31, 1999 of which $1,201,000 was attributed to the sale of CLINICEL products and $48,000 represented royalties on sales of the Sure-Closure System. Total for the fiscal year ended December 31, 1998 was $1,770,000 comprised of $1,715,000 in CLINICEL sales and $55,000 in royalties on sales of the Sure-Closure System. The decline in CLINICEL sales was largely related to reduced trade purchases and lower direct-to-consumer orders associated with lower advertising expenditures.

      Cost of goods sold of $556,000 for the fiscal year ended December 31, 1999 as compared to $820,000 for the prior year. The reduction is attributable to the reduced level of CLINICEL sales.

      Sales and marketing expenses declined to $437,000 in the fiscal year ended December 31, 1999 from $3,142,000 for the comparable period in 1998. The reduction reflected lower levels of consumer and professional advertising and promotion expenditures in support of CLINICEL coupled with one-time start-up costs associated with the CLINICEL market launch in 1998.

      The Company incurred research and development expenses of $788,000 and $3,584,000 for the fiscal years ended December 31, 1999 and 1998, respectively. The reduction was primarily attributable to the scale back of expenditures on several bioresorbable polymer-based product development programs and the completion in 1998 of CLINICEL clinical development activities.

      General and administrative expenses totaled $1,684,000 for the fiscal year ended December 31, 1999 as compared to $1,982,000 for the previous fiscal year. The reduction was related to fewer employees.

      Interest income declined to $16,000 for the fiscal year ended December 31, 1999 to $161,000 for the fiscal year ended December 31, 1998. This decline is primarily attributable to the lower average balance of cash and investments during 1999 versus 1998.

      Interest expense was $4,000 and $5,000 for the fiscal years ended December 31, 1999 and 1998, respectively. For both 1998 and 1999, these amounts represent the interest on capital leases entered into during 1996 and 1997 on certain office equipment.

      The Company recorded a benefit for income taxes of $817,000 during the fiscal year ended December 31, 1999; there was no similar entry recorded in 1998. This was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses.

      The Company recorded an extraordinary item of $432,000 during the fiscal year ended December 31, 1999; there was no similar entry in 1998. This extraordinary item was attributable to the gain on extinguishment of amounts owed to a contract manufacturer by the transfer of title to equipment that had previously been charged to research and development expenses.

      The Company recorded a net loss of $955,000 for the fiscal year ended December 31, 1999 as compared to a net loss of $7,602,000 for the prior year. The decrease in the current period net loss is primarily attributable to the previously mentioned other income coupled with lower levels of operating expenses.

      1997 vs. 1998

      The Company had revenue of $1,715,000 from the sales of CLINICEL for the fiscal year ended December 31, 1998 and revenue of $64,000 and $55,000 from royalties on sales of the Sure-Closure System for the fiscal years ended December 31, 1997 and 1998, respectively. The reduction in royalties from 1997 to 1998 can be attributed to the reduced sales of the Sure-Closure System.

      Cost of goods sold of $820,000 in 1998 reflects introductory start up and continuing commercial costs to produce, package and ship CLINICEL to the Company's consumer and trade customers.

      Sales and marketing expenses of $3,142,000 in 1998 were exclusively associated with the introduction and continued promotion of CLINICEL. The major elements of this expense category were journal advertising to both consumer and professional audiences and contract telemarketing costs.

      The Company incurred research and development expenses of $6,271,000 and $3,584,000 for the fiscal years ended December 31, 1997 and 1998, respectively. This decrease can be attributed primarily to the termination of the European clinical studies of Cariel and Piliel as well as the completion of the REPEL U.
S. pilot clinical trial as of December 1997. Finally, the Company incurred approximately $996,000 of costs for machinery and equipment utilized in research and development charged to expense during 1997. During 1998, expenses have been largely associated with the development and pre-clinical assessment of the Company's expanded range of post-operative adhesion prevention products based on its proprietary bioresorbable polymer technology.

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

Liquidity and Capital Resources

      At December 31, 1999, the Company had cash and cash equivalents of $724,000 compared to cash and cash equivalents of $485,000 at December 31, 1998. The primary use of these funds was to fund the Company's research and development related to anti-adhesion products; produce, market and sell CLINICEL products; and fund general and administrative expenses associated with these activities. On December 23,1999, the company received a payment of $817,000 in exchange for the transfer of certain New Jersey State tax benefits.

      At December 31, 1999, the Company had a working capital deficit of $698,000. The current cash and cash equivalents balance as of December 31, 1999 may not be sufficient to meet its cash requirements through 2000. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other public financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The company does not invest in derivative financial instruments.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1999 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 1 hereof and is incorporated by reference in this Part III.

Item 11. Executive Compensation.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1999 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1999 fiscal year.

Item 13. Certain Relationships and Related Transactions.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1999 fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

    10      The 2000 Stock Option. Plan* (17)

    10.1    Amended and Restated 1992 Stock Option Plan of Registrant. (14) (15)

    10.2 Form of Non-Qualified Option Agreement granted outside of a Plan to certain Directors and Officers.*(17)

    10.3 Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum"). (1)

    10.4 Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

    10.5 Agreement, dated June 1991, between Registrant and the Technion Research and Development Foundation, Ltd. (the "Technion") as assigned by the Technion to Dimotech, Ltd. (1)

    10.6 Agreement, dated as of April 14, 1992, between Registrant and Mr. Joel Gold. (1) (15)

    10.7 Assignment of rights relating to a patent on wound dressing to Registrant by Dimotech, Ltd. (3)

    10.8 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

    10.9    Form of Non-Qualified Stock Option Agreement. (4) (15)

    10.10   Form of Incentive Stock Option Agreement. (4) (15)

    10.11 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

    10.12 Underwriting Agreement between Registrant and D.H. Blair Investment Banking Corp. (7)

    10.13 Agreement, dated as of February 3, 1994, between Registrant and Dimotech, Ltd. (7)

    10.14 Warrant Agreement among Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company including forms of Class A and Class B Warrants. (7)

    10.15 Warrant Agreement between Registrant and American Stock Transfer and Trust Company. (7)

    10.16   Agreement, dated as of February 1994, between Registrant and Yissum.
            (7)

    10.18 Employment Agreement dated June 12, 1995 between Registrant and Eli Pines, Ph.D. (8) (15)

    10.19 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

    10.20 Agreement dated July 16, 1995 between the Registrant and Dimotech, Ltd. (2)

    10.21 Amendment No. 2 dated February 11, 1996 to the Agreement between the Registrant and Dimotech, Ltd. (2)

    10.22 Assignment of rights relating to a patent for treatment of Keloid and Hypertrophic scars to Registrant from Dimotech, Ltd. (2)

    10.23   Warrant Agreement between Registrant and Wedbush Morgan Securities.
            (13)

    10.24 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (13)

    10.25 Employment Agreement dated May 29, 1996 between Registrant and Robert P. Hickey. (10) (15)

    10.26 Lease Agreement dated August 13, 1996 between Registrant and Metro Four Associates, LP, 8th Floor of 379 Thornall Street. (11)

    10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum.

    10.28   Agreement, dated April 22, 1998, between Registrant and CP&S.(16)

    23.1    Consent of Richard A. Eisner & Company, LLP. *

    27.     Financial Data Schedule.*

    *       Filed herewith.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995.
(9)   Intentionally omitted
(10) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996.
(11) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1996.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-19195) declared effective on January 3, 1997.
(13) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(14) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(15) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.
(16) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1998.
(17)  Incorporated by reference to the Registrant's S-8 filed in January 2000.

      (b)   Reports on Form 8-K

            None

      (c)   See (a) 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Life Medical Sciences, Inc.
                                (Registrant)


                                By: /s/ Robert P. Hickey
                                    -------------------------------------------
                                    Robert P. Hickey
                                       Chairman, President, CEO and Acting CFO
                                       (principal executive, financial and
                                       accounting officer)

Dated:  March 20, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures              Title                                Date
         ----------              -----                                ----


  /s/ Robert P. Hickey      Director, Chairman of the Board,     March 20, 2000
--------------------------    President, CEO and Acting CFO
Robert P. Hickey              (principal executive, financial
                              and accounting officer)


 /s/ Edward A. Celano       Director                             March 20, 2000
--------------------------
Edward A. Celano


 /s/ Coy Eklund             Director                             March 20, 2000
--------------------------
Coy Eklund


 /s/ Joel L. Gold           Director                             March 20, 2000
--------------------------
Joel L. Gold


 /s/ Walter R. Maupay       Director                             March 20, 2000
--------------------------
Walter R. Maupay


 /s/ Irwin M. Rosenthal     Director                             March 20, 2000
--------------------------
Irwin M. Rosenthal

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page Number
                                                                    -----------
Report of Independent Auditors ......................................   F-2
Balance Sheets ......................................................   F-3
Statements of Operations ............................................   F-4
Statements of Changes In Stockholders' Equity (Deficiency) ..........   F-5
Statements of Cash Flows ............................................   F-6
Notes to Financial Statements .......................................   F-7

                          Independent Auditors' Report

Board of Directors and Stockholders
Life Medical Sciences, Inc.
Edison, New Jersey

      We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 1998 and 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 1998 and 1999 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses from operations, and has both a working capital and stockholders' deficiency at December 31, 1999. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             Richard A. Eisner & Company, LLP

New York, New York
March 21, 2000

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                  December 31
                                                                                             --------------------
                                                                                                1998        1999
                                                                                             --------    --------
                                       ASSETS

Current assets:
    Cash and cash equivalents ............................................................   $    485    $    724
    Inventory (less reserve of $186 [`99]) ...............................................        264
    Accounts receivable (net of allowance of $30[`98]) ...................................        120
    Prepaid expenses and advances ........................................................         33          19
                                                                                             --------    --------
               Total current assets ......................................................        902         743
Furniture and equipment-at cost (less depreciation of $91 and $121) ......................         85          55
Deposits .................................................................................         47          --
                                                                                             --------    --------

                                    TOTAL ................................................   $  1,034    $    798
                                                                                             ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Capital lease obligation .............................................................   $      8    $      9
    Accounts payable .....................................................................        710       1,084
    Accrued expenses .....................................................................        991          95
    Other liabilities ....................................................................        199         253
                                                                                             --------    --------
               Total current liabilities .................................................      1,908       1,441

Capital lease obligation .................................................................         18           9
Deferred royalty income ..................................................................        386         339
                                                                                             --------    --------
               Total liabilities .........................................................   $  2,312    $  1,789
                                                                                             --------    --------

Stockholders' equity (deficiency):
     Preferred stock, $.01 par value: shares authorized - 5,000;
       none issued .......................................................................
     Common stock, $.001 par value; shares authorized - 23,750;
      issued and outstanding - 7,923 and 9,470 ...........................................          8          10
     Additional paid-in capital ..........................................................     34,147      35,387
     Accumulated deficit .................................................................    (35,433)    (36,388)
                                                                                             --------    --------
               Total stockholders' equity (deficiency) ...................................     (1,278)       (991)
                                                                                             --------    --------
                                    TOTAL ................................................   $  1,034    $    798
                                                                                             ========    ========

                See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                      Year Ended December 31,
                                                                  -----------------------------
                                                                    1997       1998       1999
                                                                  -------    -------    -------
Revenues:
   Product sales ..............................................   $          $ 1,715    $ 1,201
   Royalty income .............................................        64         55         48
                                                                  -------    -------    -------
                                                                       64      1,770      1,249

Cost of goods sold ............................................                  820        556
                                                                  -------    -------    -------

Gross profit ..................................................        64        950        693

Operating expenses:
   Research and development expenses ..........................     6,271      3,584        788
   Sales and marketing ........................................                3,142        437
   General and administrative expenses ........................     2,012      1,982      1,684
                                                                  -------    -------    -------
         Operating expenses ...................................     8,283      8,708      2,909
(Loss) from operations ........................................    (8,219)    (7,758)    (2,216)
Interest income ...............................................       557        161         16
Interest expense ..............................................        (4)        (5)        (4)
                                                                  -------    -------    -------

Net (loss) before benefit for income tax and extraordinary item    (7,666)    (7,602)    (2,204)

Benefit for income taxes ......................................                             817
                                                                  -------    -------    -------

Net (loss) before extraordinary item ..........................    (7,666)    (7,602)    (1,387)

Extraordinary item ............................................                             432
                                                                  -------    -------    -------

Net (loss) ....................................................   $(7,666)   $(7,602)   $  (955)
                                                                  =======    =======    =======

Net (loss) per share -basic & diluted .........................   $ (0.97)   $ (0.96)   $ (0.11)
                                                                  =======    =======    =======

Weighted average shares outstanding - basic & diluted .........     7,919      7,923      8,715

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)

                                                                                       Additional
                                                                   Common Stock           Paid-in      Accumulated
                                                                Shares      Amount        Capital        Deficit
Balance - January 1, 1997 ..............................         7,915             8      $ 33,951      $(20,165)
       Common stock issued .............................             8                          37
Net (loss) for the year ................................                                                  (7,666)
                                                              --------      --------      --------      --------

Balance - December 31, 1997 ............................         7,923             8        33,988       (27,831)
       Fair value of options issued for compensation ...                                       159
       Net (loss) for the year .........................                                                  (7,602)
                                                              --------      --------      --------      --------

Balance - December 31, 1998 ............................         7,923             8        34,147       (35,433)
       Common stock issued .............................         1,505             2           748
       Fair value of options issued for compensation ...                                       472
       Issuance of common stock in payment of previously
         established liabilities .......................            42                          20
       Net (loss) for the year .........................                                                    (955)
                                                              --------      --------      --------      --------

Balance - December 31, 1999 ............................         9,470            10      $ 35,387      $(36,388)
                                                              ========      ========      ========      ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                ( In thousands )

                                                                        Year Ended December 31,
                                                                   1997        1998        1999
                                                                 --------    --------    --------
Cash flows from operating activities:
     Net (loss) before extraordinary item ....................   $ (7,666)   $ (7,602)   $ (1,387)
     Adjustments to reconcile net (loss) to net cash (used in)
        operations:
            Extraordinary item ...............................                                432
              Deferred royalty income ........................        (64)        (55)        (47)
              Fair value of common stock and options issued as
              compensation ...................................                    159         472
              Depreciation ...................................         37          33          30
              Changes in operating assets and liabilities:
                (Increase) Decrease in accounts receivable ...                   (120)        120
                (Increase) Decrease in inventory .............                   (264)        264
                 Decrease in prepaid expenses and ............        221          57          14
                      advances ...............................
                 Decrease (Increase) in deposits .............         16         (34)         47
                 Increase (Decrease) in accounts payable and
                     accrued expenses ........................        685         555        (522)
                 Increase in other liabilities ...............                    199          54
                                                                 --------    --------    --------
                       Net cash (used in) operating activities     (6,771)     (7,072)       (523)
                                                                 --------    --------    --------

Cash flows from investing activities:
     Purchase of equipment ...................................        (36)         (4)
     Disposition of equipment ................................         68
     Purchase of investment securities .......................     (9,627)
     Proceeds from maturity of investment securities .........      7,833       4,836
                                                                 --------    --------    --------
         Net cash provided by (used in) investing activities .     (1,762)      4,832
                                                                 --------    --------    --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of expenses .         37                     770
     Payment on capital lease obligation .....................         (7)         (8)         (8)
                                                                 --------    --------    --------
         Net cash  provided by (used in) financing activities          30          (8)        762
                                                                 --------    --------    --------

Net (decrease) increase in cash and cash equivalents .........     (8,503)     (2,248)        239
Cash and cash equivalents at beginning of year ...............     11,236       2,733         485
                                                                 --------    --------    --------
Cash and cash equivalents at end of year .....................   $  2,733    $    485    $    724
                                                                 ========    ========    ========

Supplementary cash flow information:
     Interest paid ...........................................   $      4    $      5    $      4

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A)-- The Company and Basis of Presentation:

      Life Medical Sciences, Inc. (the "Company") was incorporated on August 1, 1990. The Company is engaged in the development of cost-effective medical products. The Company is developing REPEL and REPEL-CV, its resorbable adhesion barrier films used to prevent surgical adhesions; RESOLVE and RELIEVE, its resorbable adhesion barrier coatings used to prevent surgical adhesions. In February 2000, the Company completed a U.S. pilot clinical trial of REPEL-CV in cardiovascular surgical procedures. During 1999, the Company marketed the CLINICEL line of scar management products. Effective February 29, 2000, the Company discontinued the manufacture and sale of CLINICEL and transferred the patent rights back to Dimotech, Ltd.

      The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. As a result, the Company has limited capital resources for its continuing operations and has both a working capital and stockholders' deficiency at December 31, 1999, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is pursuing various financing alternatives, including collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings including equity financings, which management believes could result in the infusion of sufficient capital to alleviate this concern. In December 1999, the Company received $817,000 from the sale of certain New Jersey State tax net operating losses and anticipates receiving similar funds during 2000 and future years contingent upon approvals from the State Division of Taxation. There is no assurance that these initiatives will be successful or that other financing arrangements will be available. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B)--Summary of Significant Accounting Policies:

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

      [6]   Advertising:

            Advertising costs are charged to expense as they are incurred. Total expenditures in 1998 and 1999 were $2,266,000 and $196,000, respectively.

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

                           LIFE MEDICAL SCIENCES, INC.

      [13]  Earnings(Loss) per share:

            The Company calculates its earnings (loss) per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" earnings (loss) per share on the face of the statements of operations. Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. However, such potential common shares (see Note E) have not been included in the calculation of diluted loss per share since the effect would be anti-dilutive.

(NOTE C)--Investments:

            The Company had no short-term or long-term investments as of either December 31, 1998 or 1999.

(NOTE D) - Accrued Expenses:

            Accrued expenses is comprised of the following (in thousands):

                                                       December 31,
                                                     ---------------
                                                     1998       1999
                                                     ----       ----
            Research agreements ..............       $873       $ 56
            Other ............................        118         39
                                                     ----       ----

            Total ............................       $991       $ 95
                                                     ====       ====

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

            On June 28, 1999, the Company completed a private placement in which 1,505,003 shares of common stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $750,000.

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

                           LIFE MEDICAL SCIENCES, INC.

            In 1993, the Company consummated a public offering of 500,000 units; each unit consisting of two shares of common stock and one Class A Warrant.

            At December 31, 1999 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding. The warrants'expiration date has been extended to September 21, 2000.

            The Company sold to the underwriter of its public offering in May 1996, for nominal consideration, a warrant to purchase 200,000 shares of Common Stock. The warrant has an exercise price of $7.95 per share and is exercisable for a period of five years commencing May 3, 1997.

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

            Options to purchase up to 695,813 shares of Common Stock pursuant to the Plan are outstanding as of December 31, 1999. In addition to the shares of Common Stock reserved for issuance pursuant to the Plan, at December 31, 1999, the Company had reserved 3,769,649 shares of Common Stock for issuance upon exercise of outstanding options pursuant to other agreements. These options vest over various periods and expire no later than seven years from the date of vesting.

            The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. In 1999, the Company expensed compensation of $322,000 for stock option issued in lieu of compensation. In addition the Company has included stock based compensation costs associated with options granted under consulting agreements, in research and development expenses of $159,000 for 1998 and in research and development, general and administrative and sales and marketing expenses of $96,000, $31,000 and $23,000, respectively for 1999.

            Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                             1997         1998         1999
                                        ---------    ---------    ---------
Net loss                  As reported   $  (7,666)   $  (7,602)   $    (955)
                          Pro forma     $  (9,268)   $  (8,992)   $  (1,297)
Net loss per share-
basic & diluted           As reported   $   (0.97)   $   (0.96)   $   (0.11)
                          Pro forma     $   (1.17)   $   (1.13)   $   (0.15)

                           LIFE MEDICAL SCIENCES, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: no dividend yield, expected volatility of 76%, a risk-free interest rate of 5.5% to 6.0% and an expected life of 2.5 to 3.3 years. For 1999, these assumptions are: no dividend yield, expected volatility of 82%, a risk-free interest rate of 5.5% to 6.3% and an expected life of 2.5 years.

     A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                      1997                          1998                           1999
                             -----------------------       ------------------------       ------------------------
                                     Weighted-Average               Weighted-Average               Weighted-Average
                             Shares   Exercise Price       Shares    Exercise Price       Shares    Exercise Price
                             ------   --------------       ------    --------------       ------    --------------
Outstanding at
beginning of year            1,459       $ 6.90             1,874       $ 5.50             2,928         2.13

Granted                      1,025         4.53             2,698         1.73             1,889         0.50

Exercised                       (8)        2.50                --           --                --           --

Forfeited                     (602)        7.29            (1,634)        5.32              (352)        3.78
Outstanding at
end of year                  1,874         5.50             2,928         2.13             4,465         1.31
Options
exercisable at
year-end                     1,299         5.64             1,935         2.64             4,042         1.24
Weighted-average
fair value of
options granted
during the year                            2.13                           0.44                           1.11

      The following table summarizes information about fixed stock options outstanding at December 31, 1999 (in thousands, except per share data):

                                      Options Outstanding                              Options Exercisable
                       -------------------------------------------------        --------------------------------
                          Number    Weighted-Average                             Number
      Range            Outstanding      Remaining        Weighted-Average       Exercisable      Weighted-Average
Exercise Prices        at 12/31/99  Contractual Life      Exercise Price        at 12/31/99       Exercise Price
---------------        -----------  ----------------      --------------        -----------       --------------
    $0.05 - 0.91          1,804        6 years                $0.21                  1,776             $0.20
    $1.00 - 2.00          2,397        4 years                $1.70                  2,029             $1.66
    $4.00 - 9.12            264        3 years                $5.26                    237             $5.40
                          -----        -------                -----                 ------             -----
                          4,465        4 years                $1.31                  4,042             $1.24

                           LIFE MEDICAL SCIENCES, INC.

(NOTE F)-- Income Taxes:

            At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $34,484,000 and approximately $592,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss carryforwards and the research and development credit carryover are subject to examination by the tax authorities and expire in various years from 2005 through 2018. Certain other limitations may apply. Any significant issuance of the Company's stock, however, may trigger Section 382 limitations on the use of net operating loss carryforwards under the Internal Revenue Code of 1986.

            Deferred tax benefits, which amounted to $13,976,000 and $14,526,000 at December 31, 1998 and 1999 are principally attributable to net operating loss carryforwards and have been offset by a valuation allowance due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $3,086,000, $3,020,000 and $550,000 in 1997,
1998, and 1999, respectively.

            At December 31,1999, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $24,473,000 available to offset future tax liabilities. In 1999, the Company participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $11,002,000 in eligible loss carryforwards covering the tax years 1992 through 1994 and a portion of 1995 were sold to PSE&G in exchange for a cash payment of approximately $817,000. The Company anticipates similar transactions during 2000 and beyond contingent upon approvals from the State Department of Taxation.

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

            Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its

                           LIFE MEDICAL SCIENCES, INC.

sole discretion to terminate the agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company will revert in full to Yissum.

            The October 1996 amendment provides a research term of five years from the date of the amendment and required Yissum personnel to enter into confidentiality and non-competition agreements with the Company.

      [2]   Dimotech agreement:

            During July 1995, the Company entered into an agreement with Dimotech Ltd., pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech has assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology.

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

            In November 1999, the Company was declared to be in breach of this agreement by Dimotech due to non-payment of royalties. The Company was unsuccessful in its efforts to divest the CLINICEL business; therefore, effective February 29, 2000, the Company discontinued the manufacture and sale of CLINICEL and allowed the patent rights to revert to Dimotech. The company does not plan on marketing the CLINICEL products subsequent to February 2000. Accordingly, a $186,000 reserve has been set up for all the inventories on hand at year end.

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

                           LIFE MEDICAL SCIENCES, INC.

(NOTE H)-- Commitments and Other Matters:

      [1]   Leases:

            The Company entered into an operating lease for its corporate offices in November 1996 for approximately 3,550 square feet at an annual fixed rent of $80,000. The initial term of this lease is for five years and includes one five-year renewal option.

            The lease provides for future aggregate minimum annual rentals, as of December 31, 1999, as follows (in thousands):

                         2000              $80
                         2001              $67

            The terms of the lease includes escalation for increases in real estate taxes and certain operating expenses.

            Rent expense was $84,000, $84,000 and $88,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      [2]   Employment agreements:

            The Company has employment agreements with two executives which expire at various dates from 2000 through 2001. Pursuant to such agreements, the Company's commitments regarding termination benefits aggregates $149,000 at December 31, 1999.

      [3]   Other:

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

(NOTE I)-- Sure-Closure System Sale:

            In July 1994, the Company sold or assigned to MedChem substantially all of its assets related to the Sure-Closure System, including rights, agreements and licenses. The terms of the asset purchase agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31,1999 has been reduced by $305,000 of royalties earned after October 1, 1995.

         A number of the Company's agreements with the Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale.

                           LIFE MEDICAL SCIENCES, INC.

(NOTE J)-- Related Party:

            The Company incurred expenses of approximately $189,000, $103,000 and $67,000 in the years ended December 31, 1997, 1998 and 1999, respectively, for legal services rendered by a firm, one of the partners at which is a director and a principal stockholder of the Company.

(NOTE K)-- 401(k) Plan:

            Effective October 1992, the Company adopted a 401(k) pension plan available to all full time eligible employees. The Company at its discretion may make contributions to the plan. However, no such contributions have been made through December 31, 1999.

(NOTE L)---Extraordinary Item:

            Net loss for the year ended December 31, 1999 includes an extraordinary gain of $432,000 attributable to the gain on extinguishment of amounts owed to a contract manufacturer by the transfer of title to equipment that had previously been charged to research and development expenses.

(NOTE M) - Benefit for Income Taxes:

            The Company received $817,000 associated with the sale of certain accumulated New Jersey State tax operating losses.

                           LIFE MEDICAL SCIENCES, INC.

(NOTE N) - Fourth Quarter Adjustment:

In May 1999, the Chairman of the Company's Board of Directors chose not to stand for reelection. Pursuant to the employment agreement the Company owed $ 254,000 for accrued salary and severance, which was paid by repricing and extending existing stock options and issuing additional stock options. The Company recorded a $254,000 charge during the fourth quarter of 1999 and increased additional paid-in capital. The salary should have been accrued through the date of resignation and the severance should have been accrued on the date of resignation. The effect of such adjustment is summarized as follows:

                                                        Three-Month Period Ended
                                    ---------------------------------------------------------------
                                           March 31, 1999                        June 30,1999
                                    ---------------------------     -------------------------------
                                        As                                 As
                                    Originally           As            Originally             As
                                     Reported         Restated          Reported           Restated
                                   ----------         ---------        ----------        ----------
Accrued salary
   and severance                                      $  80,000                          $  174,000
                                                      =========                          ==========

Net Income (Loss)                  $  278,000         $ 198,000        $ (664,000)       $ (838,000)
                                   ==========         =========        ==========        ==========

Net Income (Loss) per
   share - basic and diluted       $      .04         $     .03        $     (.08)       $     (.10)
                                   ==========         =========        ==========        ==========