Form 10-Q
period 2000-03-31
LIFE MEDICAL SCIENCES INC
filed 2000-05-11
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

      Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| No|_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.001 Par Value - 10,249,756 shares outstanding at April 24, 2000

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Operations (unaudited) for the three-month   3
        periods ended March 31, 2000 and 1999

        Condensed Balance Sheets as of March 31, 2000 (unaudited)            4
        and December 31, 1999

        Condensed Statements of Cash Flows (unaudited) for the               5
        three-month periods ended March 31, 2000 and 1999

        Notes to Condensed Financial Statements (unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition          7
        and Results of Operations

Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           10

Item 6. Exhibits and Reports on Form 8-K                                    10

        Signatures                                                          11

        Exhibit Index                                                       12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           (In thousands, except per share data)

                                                            Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1999          2000
                                                          -------       -------
Revenue
   Product sales                                          $   803       $     9
   Royalties                                                   13            10
                                                          -------       -------
      Revenue                                                 816            19

Cost of goods sold                                            283             1
                                                          -------       -------

Gross profit                                                  533            18

Operating expenses:
   Research and development                                   191           119
   Sales and marketing                                        134            21
   General and administrative                                 364           190
                                                          -------       -------
      Operating expenses                                      689           330
                                                          -------       -------

(Loss) from operations                                       (156)         (312)
Interest income                                                 3             7
Interest expense                                               (1)
                                                          -------       -------

Net (loss) before extraordinary item                         (154)         (305)

      Extraordinary item                                      432            --
                                                          -------       -------

      Net (loss)/income                                   $   278       $  (305)
                                                          =======       =======

Net (loss)/income per share - basic and diluted           $  0.04       $ (0.03)
                                                          =======       =======

Weighted average shares outstanding                         7,923         9,744

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                           (In thousands, except per share data)

                                                                        December 31,    March 31,
                                                                        -------------------------
                                                                            1999           2000
                                                                        ------------    ---------
ASSETS                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                              $    724       $    378
   Prepaid expenses and advances                                                19             27
                                                                          --------       --------
         Total current assets                                                  743            405

Furniture and equipment-at cost (less depreciation of $121 and $128)            55             48
                                                                          --------       --------
         TOTAL                                                            $    798       $    453
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  1,084       $    965
   Accrued expenses                                                             95            102
   Capital lease obligation                                                      9             10
   Other liabilities                                                           253            218
                                                                          --------       --------
         Total current liabilities                                           1,441          1,295

Capital lease obligation                                                         9              7
Deferred royalty income                                                        339            328
                                                                          --------       --------
         Total liabilities                                                   1,789          1,630
                                                                          --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000;
      none issued
   Common stock, $.001 par value; shares authorized - 23,750;
      issued and outstanding - 9,470 and 10,250                                 10             10
   Additional paid-in capital                                               35,387         35,506
   Accumulated deficit                                                     (36,388)       (36,693)
                                                                          --------       --------
         Total stockholders' equity                                           (991)        (1,177)
                                                                          --------       --------
         TOTAL                                                            $    798       $    453
                                                                          ========       ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Three Months ended
                                                                          ------------------
                                                                               March 31,
                                                                          ------------------
                                                                            1999       2000
                                                                          -------     ------
Cash flows from operating activities:
     Net (loss) before extraordinary item                                  $(154)      $(305)
     Adjustments to reconcile net (loss) to
        net cash (used in) operating activities:
        Extraordinary item                                                   432
        Depreciation                                                           8           7
        Deferred royalty income                                              (13)        (10)
        Fair value of options issued as compensation                          58          11
        Changes in operating assets and liabilities:
           Decrease  in inventory                                             60
           Decrease in accounts receivable                                    65
           Decrease/(increase) in prepaid expenses and advances               31          (8)
           (Decrease) in accounts payable and accrued expenses              (350)       (112)
           Increase/(decrease) in other liabilities                           11         (35)
                                                                           -----       -----
              Net cash (used in) operating activities                        148        (452)
                                                                           -----       -----

Cash flows from financing activities:
     Proceeds from exercise of stock option,including paid in capital                    108
     Payments on capitalized lease                                            (2)         (2)
                                                                           -----       -----
              Net cash (used in)/provided by financing activities             (2)        106
                                                                           -----       -----

Net Increase/(decrease) in cash and cash equivalents                         146        (346)
Cash and cash equivalents at beginning of period                             485         724
                                                                           -----       -----
Cash and cash equivalents at end of period                                 $ 631       $ 378
                                                                           =====       =====

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)    Basis of Presentation

            The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)    Net (Loss)/Income Per Share

            Basic and diluted net (loss)/income per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would, in the case of a net loss, reduce the loss per share.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

General

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Currently the Company focusing on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. The Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL(R) silicone gel-filled cushions.

The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV(TM)), gynecological and general surgical procedures (REPEL(TM)), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE(TM)) and orthopedic and spinal surgical procedures (RELIEVE(TM)). These products are in various stages of development:

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

Results of Operations

      Revenue for the three month period ended March 31, 2000 of $19,000, was primarily attributable to royalties from product sales of the Sure-Closure System(TM) of $10,000 and the balance of $9,000 from the sale of CLINICEL(R) products. These revenue figures compare to $816,000 for the three month period ended March 31, 1999 consisting primarily of $13,000 and $803,000, respectively, of royalties from sales of the Sure-Closure System and sales of CLINICEL products . The reduction in revenue for the three months ended March 31, 2000 compared to the comparable prior year period is primarily attributable to the discontinuation of the manufacturing and sale of the CLINICEL products, effective from February 29, 2000.

      Cost of goods sold of $1,000 for the three month period ended March 31, 2000, reflects costs to package and ship CLINICEL to the Company's consumer and trade customers. Cost of goods sold was $283,000 for the comparable period ended March 31,1999. The reduction in the cost of goods sold is directly related to the lower CLINICEL sales volume.

      The Company incurred research and development expenses of $119,000 for the three month period ended March 31, 2000, compared to $191,000 for the comparable prior year period. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the development of bioresorbable adhesion prevention products and reduced spending for clinical trials. Research and development spending in 2000 has been primarily to conduct the pilot clinical trial for REPEL-CV(TM) , the first product to receive an IDE from the FDA for clinical testing to determine safety for use as an anti-adhesion barrier in cardiovascular surgery.

      Sales and marketing expenses of $21,000 for the three month period ended March 31, 2000, were exclusively associated with CLINICEL and consist primarily of contracted customer service expense. The costs for the comparable prior year period were $134,000. The reductions in expense are primarily attributable to reduced advertising and marketing of the CLINICEL products.

      General and administrative expenses totaled $190,000 for the three month period ended March 31, 2000, compared to $364,000 for the comparable prior year period. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reductions in spending are primarily attributable to lower headcount as well as reduced legal fees, consulting fees and general cost control.

      Interest income was $7,000 for the three month period ending March 31, 2000, and $3,000 for the comparable prior year period. The increases in interest income are directly attributable to higher balances of cash and cash equivalents.

      Interest expense represents interest on capital leases for certain office equipment.

      The Company recorded other income of $432,000 for the three month period ended March 31, 1999. This other income is attributable to a reduction in accrued expenses in exchange for certain equipment, the cost of which had previously been charged to research and development expense. There was no comparable other income in the current period ended March 31, 2000.

      The Company's net loss was $305,000 for the three months ended March 31, 2000. Net income of $278,000 was recorded for the comparable prior year period. The comparison to the prior year is distorted by the impact of the other income explained above. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

      Cash and cash equivalents were $378,000 and $724,000 at March 31, 2000 and December 31, 1999, respectively.

      At March 31, 2000, the Company had a working capital deficit of $890,000. The cash and cash equivalents balance as of March 31, 2000 may not be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2000. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other public financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The company has reduced spending on certain programs as a means of preserving its cash resources and is currently in discussions with third parties regarding the licensing of certain technologies which it might otherwise seek to commercialize itself.

                           PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

            The Company has extended the expiration of its Class A and Class B redeemable warrants to 5:00 PM (Eastern Time) on September 21, 2000 from March 21, 2000.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27. Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Life Medical Sciences, Inc.
                                         (Registrant)


Date: May 4, 2000                        /s/ Robert P. Hickey
                                         ---------------------------------------
                                         Robert P. Hickey
                                         Chairman, President, CEO and acting CFO

                                  EXHIBIT INDEX

27.   Financial Data Schedule