Form 10-Q
period 2000-06-30
LIFE MEDICAL SCIENCES INC
filed 2000-08-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q

        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


        COMMON STOCK, $.001 PAR VALUE - 10,279,093 SHARES OUTSTANDING AT AUGUST 13, 2000

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the             3
         three and six month periods ended June 30, 1999 and 2000

         Condensed Balance Sheets as of December 31, 1999                   4
         and June 30, 2000 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the             5
         six month periods ended June 30, 1999 and 2000

         Notes to Condensed Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition        7
         and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

         Signatures                                                        11

         Exhibit Index                                                     12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)

                                              (In thousands, except per share data)   (In thousands, except per share data)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30,                                 JUNE 30,
                                                 -----------------------------          --------------------------------
                                                      1999            2000                    1999              2000
                                                 -------------  --------------          ---------------   --------------
    Revenue

      Product sales                              $        246   $          50           $        1,048    $          59
      Royalties                                             4              12                       17               22
                                                 -------------  --------------          ---------------      -----------
        Revenue                                           250              62                    1,065               81

    Cost of goods sold                                     89               3                      372                4
                                                 -------------  --------------          ---------------      -----------

    Gross profit                                          161              59                      693               77

    Operating expenses:
      Research and development                            230              69                      421              187
      Sales and marketing                                 123                                      258               21
      General and administrative                          477             283                      840              473
                                                 -------------  --------------          ---------------      -----------
        Operating expenses                                830             352                    1,519              681
                                                 -------------  --------------          ---------------      -----------

    (Loss) from operations                               (669)           (293)                    (826)            (604)

    Interest income                                         6               4                        9               11
    Interest expense                                       (1)             (1)                      (1)              (1)

    Net(loss) before extraordinary item                  (664)           (290)                    (818)            (595)

        Extraordinary item                                                                         432
                                                 -------------  --------------          ---------------      -----------

        Net(loss)/income                                 (664)           (290)                    (386)            (595)
                                                 =============  ==============          ===============   ==============


    Net (loss) per share - basic and diluted     $      (0.08)  $       (0.03)          $        (0.05)   $       (0.06)
                                                 =============  ==============          ===============   ==============

    Weighted average shares outstanding                 8,053          10,264                    7,988           10,004


                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                       (In thousands, except per share data)
                                                                        DECEMBER 31,                JUNE 30,
                                                                  -----------------------------------------------
                                                                          1999                       2000
                                                                  --------------------       --------------------
     ASSETS                                                                                      (unaudited)

     CURRENT ASSETS:

        Cash and cash equivalents                                 $               724        $                93
        Inventory (less reserve $186 and $24)                                      --                         --
        Prepaid expenses and advances                                              19                         10
                                                                  --------------------       --------------------
              Total current assets                                                743                        103

     Furniture and equipment-at cost
         (less depreciation of $121 and $134)                                      55                         42
     Other assets
                                                                  --------------------       --------------------
              TOTAL                                               $               798        $               145
                                                                  ====================       ====================



     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:

        Accounts payable                                          $             1,084        $               957
        Accrued expenses                                                           95                         95
        Capital lease obligation                                                    9                         10
        Other liabilities                                                         253                        161
                                                                  --------------------       --------------------
              Total current liabilities                                         1,441                      1,223

     Capital lease obligation                                                       9                          4
     Deferred royalty income                                                      339                        317
                                                                  --------------------       --------------------
              Total liabilities                                                 1,789                      1,544
                                                                  --------------------       --------------------

     STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value;
           shares authorized -  5,000;
           none issued
        Common stock, $.001 par value;
           shares authorized - 43,750;
           issued and outstanding - 9,470 and 10,279                               10                         10
        Additional paid-in capital                                             35,387                     35,574
        Accumulated deficit                                                   (36,388)                   (36,983)
                                                                  --------------------       --------------------
              Total stockholders' equity                                         (991)                    (1,399)
                                                                  --------------------       --------------------
              TOTAL                                               $               798        $               145
                                                                  ====================       ====================

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 SIX MONTHS ENDED
                                                                  ----------------------------------------------
                                                                                     JUNE 30,
                                                                  ----------------------------------------------
                                                                           1999                   2000
                                                                  ---------------------   ----------------------
Cash flows from operating activities:

    Net (loss) before extraordinary item                             $            (818)      $             (595)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Extraordinary item                                                          432                       --
       Depreciation                                                                 16                       13
       Deferred royalty income                                                     (17)                     (22)
       Fair value of options issued as compensation                                154                       41
       Gain on sale of NQSO by employees                                            --                       36
       Changes in operating assets and liabilities:
          Decrease  in inventory                                                   110                       --
          (Increase) in accounts receivable                                        (12)                      --
          Decrease in prepaid expenses and advances                                 33                        9
          Decrease in other assets                                                   2                       --
          (Decrease) in accounts payable and
             accrued liabilities                                                  (428)                    (127)
          Increase/(decrease) in other liabilities                                  12                      (92)
                                                                  ---------------------   ----------------------
             Net cash (used in) operating activities                              (516)                    (737)
                                                                  ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment                                                          (16)                      --
                                                                  ---------------------   ----------------------
             Net cash (used in) investing activities                               (16)                      --
                                                                  ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from private placement                                                750                       --
    Proceeds from exercise of stock option,
        including paid in capital                                                   --                      110
    Payments on capitalized lease                                                   (3)                      (4)
                                                                  ---------------------   ----------------------
             Net cash provided by financing activities                             747                      106
                                                                  ---------------------   ----------------------

Net Increase/(decrease) in cash and cash equivalents                               215                     (631)
Cash and cash equivalents at beginning of period                                   485                      724
                                                                  ---------------------   ----------------------
Cash and cash equivalents at end of period                           $             700       $               93
                                                                  =====================   ======================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. The Company has been focusing on the advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology. Using its platform technology, the Company has been seeking to develop multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL(R) silicone gel-filled cushions. The Company needs immediate additional financing in order to continue its operations. See "-Liquidity and Capital Resources."

The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV(TM)), gynecological and general surgical procedures (REPEL(TM)), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE(TM)) and orthopedic and spinal surgical procedures (RELIEVE(TM)). These products are in various stages of development.

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

RESULTS OF OPERATIONS

        Revenue for the three and six month periods ended June 30, 2000 of $62,000 and $81,000, primarily consists of the sales of CLINICEL products and royalties from the product sales of the Sure-Closure System(TM). These revenue figures compare to $250,000 and $1,065,000 for the three and six month periods ended June 30, 1999, respectively, which, consists primarily of $246,000 and $1,048,000, respectively, of sales of CLINICEL products and $4,000 and $17,000, respectively in royalties from the product sales of the Sure-Closure System(TM). The reduction in revenue for the three months and six months ended June 30, 2000 compared to prior year is primarily attributed to the discontinuation of the manufacturing and sale of the CLINICEL products.

        Cost of goods sold of $3,000 and $4,000 for the three and six month periods ended June 30, 2000, reflects costs to package and ship CLINICEL to the Company's consumer and trade customers. Cost of goods sold was $89,000 and $372,000 for the comparable periods ended June 30, 2000. The reduction in the cost of goods sold is directly related to the discontinuation of the manufacturing and sale of the CLINICEL products.

        The Company incurred research and development expenses of $69,000 and $187,000 for the three and six month periods ended June 30, 2000, respectively, compared to $230,000 and $421,000 for the comparable prior year periods. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the development of bioresorbable adhesion prevention products and reduced spending for clinical trials. Research and development spending in 2000 has been primarily to conduct the pilot clinical trial for REPEL-CV(TM) , the first product to receive an IDE from the FDA for clinical testing to determine safety for use as an anti-adhesion barrier in cardiovascular surgery.

        Sales and marketing expenses of $21,000 for the six month period ended June 30, 2000 were exclusively associated with CLINICEL and consist primarily of promotional costs, selling expenses and contract customer service expense. There were no such expenses in the three month period ended June 30, 2000. The comparable prior year periods costs were $258,000 and $123,000.

        General and administrative expenses of $283,000 and $473,000 for the three and six month periods ended June 30, 2000, respectively, compared to $477,000 and $840,000 for the comparable prior year periods, consisted primarily of management compensation, legal fees for patent protection on the Company's products, and other general and administrative costs. The reductions in spending are primarily attributable to lower headcount as well as reduced legal fees, consulting fees and general cost control.

        Interest income was $4,000 and $11,000 for the three and six month periods ending June 30, 2000, respectively, and $6,000 and $9,000 for the comparable prior year periods. The variations in interest income between comparable periods are directly attributable to fluctuations in the cash and cash equivalents balances and in interest rates.

        Interest expense represents interest on capital leases for certain office equipment.

        The Company recorded other income of $432,000 for the six month period ended June 30, 1999. This other income is attributable to a reduction in accrued expenses in exchange for certain equipment, the cost of which had previously been charged to research and development expense. There was no comparable other income in the current year period ended June 30, 2000.

        The Company's net loss was $290,000 and $595,000 for the three and six months ended June 30, 2000, respectively, compared to $664,000 and $386,000 for the comparable prior year periods. The comparisons to the prior year periods are distorted by the impact of other income explained above. The Company expects to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $93,000 and $724,000 at June 30, 2000 and December 31, 1999, respectively.

    At June 30, 2000, the Company had a working capital deficit of $1,120,000. The current cash and cash equivalents balance as of June 30, 2000 will not be sufficient to meet the Company's near term cash requirements. The Company is in immediate need of additional funds in order to continue its operations. Although the Company has been seeking additional financing, the Company presently has no financing commitments, and there can be no assurance that sufficient financing will be available within the necessary time frame. If the Company is unable to obtain necessary immediate financing, the Company will be forced to cease its existing operations and may be forced to declare bankruptcy.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 13, 2000, in conjunction with the Company's Annual Meeting, a referendum was approved by shareholders increasing the number of authorized shares of common stock from 23,750,000 to 43,750,000. With 87.9% of the outstanding shares voted, this proposition was endorsed by 69.2% of the outstanding shares voted with 18.0% opposed and 0.7% abstained. In addition, the slate of Directors supported by the Company was reelected with 86.7% of the outstanding shares voted and the accounting firm of Richard A. Eisner was reappointed as the Company's auditors with 87.1% of the outstanding shares voted.

ITEM 5. OTHER INFORMATION

        On July 27, 2000, Mr. Joel Gold tendered his resignation as a member of the Company's Board of Directors. Mr. Gold's resignation reduces the membership of the Board to five members; this number will be maintained with no immediate plans to fill the vacancy.

        On July 31, 2000, Dr. Eli Pines, the Company's Vice President of Research and Development terminated his relationship with the Company in conjunction with his relocation to California. The Company will defer recruiting for his replacement pending resolution of its financing requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27. Financial Data Schedule

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIFE MEDICAL SCIENCES, INC.
                                       (REGISTRANT)

        Date: August 13, 2000          /S/ ROBERT P. HICKEY
                                       ---------------------
                                       ROBERT P. HICKEY
                                       CHAIRMAN, PRESIDENT, CEO AND ACTING CFO

                                  EXHIBIT INDEX

        27.    Financial Data Schedule