Form 10-Q
period 2000-09-30
LIFE MEDICAL SCIENCES INC
filed 2000-11-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                    FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                COMMON STOCK, $.001 PAR VALUE - 10,343,342 SHARES
                        OUTSTANDING AT NOVEMBER 7, 2000

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three and      3
         nine-month periods ended September 30, 1999 and 2000

         Condensed Balance Sheets as of December 31, 1999                      4
         and September 30, 2000 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                5
         nine-month periods ended September 30, 1999 and 2000

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis of Financial Condition           7
         and Results of Operations


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     10

         Signatures                                                           11

         Exhibit Index                                                        12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                     (In thousands,               (In thousands,
                                                  except per share data)      except per share data)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  ---------------------         ------------------
                                                   1999           2000           1999       2000
                                                  ------        -------         ------     -------
Revenue
  Product sales                                   $   24        $               $1,072     $    59
  Royalties                                           19              9             36          31
                                                  ------        -------         ------     -------
    Revenue                                           43              9          1,108          90

Cost of goods sold                                     7                           379           4
                                                  ------        -------         ------     -------

Gross profit                                          36              9            729          86

Operating expenses:
  Research and development                           226             16            647         203
  Sales and marketing                                 65                           323          21
  General and administrative                         275            140          1,115         613
                                                  ------        -------         ------     -------
    Operating expenses                               566            156          2,085         837
                                                  ------        -------         ------     -------

(Loss) from operations                              (530)          (147)        (1,356)       (751)

Interest income                                        5              1             14          12
Interest expense                                      (1)                           (2)         (1)

Net(loss) before extraordinary item                 (526)          (146)        (1,344)       (740)

    Extraordinary items                                               5            432           5
                                                  ------        -------         ------     -------

    Net(loss)/income                                (526)          (141)          (912)       (735)
                                                  ======        =======         ======     =======


Net (loss) per share - basic and diluted          $(0.06)       $ (0.01)        $(0.11)    $ (0.07)
                                                  ======        =======         ======     =======

Weighted average shares outstanding                9,428         10,279          8,473      10,096


                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS


                                                             (In Thousands, Except Per Share Data)

                                                                   DECEMBER 31,  SEPTEMBER 30,
                                                                       1999         2000
                                                                   -----------   ------------
                                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $    724    $      7
    Inventory (less reserve $186 and $24)                                   --          --
    Prepaid expenses and advances                                           19           9
                                                                      --------    --------
         Total current assets                                              743          16

Furniture and equipment-at cost (less depreciation of $121 and $48)         55          18
Other assets
                                                                      --------    --------
         TOTAL                                                        $    798    $     34
                                                                      ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $  1,084    $    997
    Accrued expenses                                                        95          95
    Capital lease obligation                                                 9          10
    Other liabilities                                                      253         159
                                                                      --------    --------
         Total current liabilities                                       1,441       1,261

Capital lease obligation                                                     9           4
Deferred royalty income                                                    339         308
                                                                      --------    --------
         Total liabilities                                               1,789       1,573
                                                                      --------    --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; shares authorized - 5,000;
       none issued
    Common stock, $.001 par value; shares authorized - 43,750;
       issued and outstanding - 9,470 and 10,279                            10          10
    Additional paid-in capital                                          35,387      35,574
    Accumulated deficit                                                (36,388)    (37,123)
                                                                      --------    --------
         Total stockholders' equity                                       (991)     (1,539)
                                                                      --------    --------
         TOTAL                                                        $    798    $     34
                                                                      ========    ========



                           LIFE MEDICAL SCIENCES, INC.

                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      -----------------
                                                                       1999       2000
                                                                   -----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) before extraordinary item                           $   (1,344)  $  (740)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Extraordinary item                                                 432         5
       Loss on sale of equipment                                                     12
       Depreciation                                                        24        21
       Deferred royalty income                                            (35)      (31)
       Fair value of options issued as compensation                       169        77
       Changes in operating assets and liabilities:
         Decrease  in inventory                                           107        --
         (Increase) in accounts receivable                                109        --
         Decrease in prepaid expenses and advances                         33        10
         Decrease in other assets                                          47        --
         (Decrease) in accounts payable and accrued liabilities          (546)      (87)
         Increase/(decrease) in other liabilities                          16       (94)
                                                                   ----------   -------
            Net cash (used in) operating activities                      (988)     (827)
                                                                   ----------   -------


Cash flows from investing activities:
    Purchase of equipment                                                 (16)       --
    Proceeds from sale of equipment                                                   4
                                                                   ----------   -------
            Net cash from (used in) investing activities                  (16)        4
                                                                   ----------   -------

Cash flows from financing activities:
    Proceeds from private placement                                       750        --
    Proceeds from exercise of stock option,including paid in capital       --       110
    Payments on capitalized lease                                          (5)       (4)
                                                                   ----------   -------
            Net cash provided by financing activities                     745       106
                                                                   ----------   -------

Net Increase/(decrease) in cash and cash equivalents                     (259)     (717)
Cash and cash equivalents at beginning of period                          485       724
                                                                   ----------   -------
Cash and cash equivalents at end of period                         $      226   $     7
                                                                   ==========   =======

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

B)       EXTRAORDINARY ITEM

                  Net loss figures for the nine months ended September 30, 2000 and 1999 include extraordinary gains of $5,000 and $432,000, respectively, attributable to gains on forgiveness of amounts owed to suppliers by the transfer of title of certain equipment that had previously been charged to operating expenses.

C)       NET  (LOSS) PER SHARE

                  Basic and diluted net (loss) per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would reduce the loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. In response to its seriously deteriorated financial condition, the Company has suspended all product development activities and, effective July 31, 2000, terminated the majority of its remaining employees. In the event additional funding is secured, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Product development had been focused on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL(R) silicone gel-filled cushions.

The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company had been developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CVTM), gynecological and general surgical procedures (REPELTM), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVETM) and orthopedic and spinal surgical procedures (RELIEVE TM).

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

RESULTS OF OPERATIONS

         Revenue for the three and nine month periods ended September 30, 2000 of $9,000 and $90,000, respectively, primarily consists of the sales of CLINICEL products and royalties from the product sales of the Sure-Closure System(TM). These revenue figures compare to $43,000 and $1,108,000 for the three and nine month periods ended September 30, 1999, respectively, which, consists primarily of $24,000 and $1,072,000, respectively, of sales of CLINICEL products and $19,000 and $36,000, respectively in royalties from the product sales of the Sure-Closure System(TM) . The reduction in revenue for the three months and nine months ended September 30, 2000 compared to prior year is primarily attributed to the discontinuation of the manufacturing and sale of the CLINICEL products. Effective February 29, 2000, the Company relinquished the licensing rights to the Clinicel technology and will no longer earn revenues from this product line.

         Cost of goods sold of $4,000 for the nine month period ended September 30, 2000, reflects costs to package and ship CLINICEL to the Company's consumer and trade customers; there were no similar costs incurred during the three month period ended September 30, 2000. Cost of goods sold was $7,000 and $379,000 for the comparable periods ended September 30, 1999. The reduction in the cost of goods sold is directly related to the discontinuation of the manufacturing and sale of the CLINICEL products.

         The Company incurred research and development expenses of $16,000 and $203,000 for the three and nine month periods ended September 30, 2000, respectively, compared to $226,000 and $647,000 for the comparable prior year periods. The reduction in expenditures compared to the prior year is primarily attributed to reduced spending on the development of bioresorbable adhesion prevention products and reduced spending for clinical trials. Research and development spending in 2000 has been primarily to conduct the pilot clinical trial for REPEL-CV(TM) , the first product to receive an IDE from the FDA for clinical testing to determine safety for use as an anti-adhesion barrier in cardiovascular surgery. Further spending on product development and clinical trials was suspended during the latest three month period.

         Sales and marketing expenses of $21,000 for the nine month period ended September 30, 2000 were exclusively associated with CLINICEL and consist primarily of promotional costs, selling expenses and contract customer service expense. There were no such expenses in the three month period ended September 30, 2000. The comparable prior year for the three and nine month periods costs were $65,000 and $323,000.

         General and administrative expenses of $140,000 and $613,000 for the three and nine month periods ended September 30, 2000, respectively, compared to $275,000 and $1,115,000 for the comparable prior year periods, consisted primarily of management compensation, legal fees for patent protection on the Company's products, and other general and administrative costs. The reductions in spending are primarily attributable to lower headcount as well as reduced legal fees, consulting fees and general cost control.

         Interest income was $1,000 and $12,000 for the three and nine month periods ending September 30, 2000, respectively, and $5,000 and $14,000 for the comparable prior year periods. The variations in interest income between comparable periods are directly attributable to fluctuations in the cash and cash equivalents balances and in interest rates.

         Interest expense represents interest on capital leases for certain office equipment.

         The Company recorded extraordinary gains of $5,000 and $432,000 during the nine month periods ended September 30, 2000 and 1999, respectively, attributable to gains on the forgiveness of amounts owed to suppliers by the transfer of title of certain equipment that had previously been charged to operating expenses.

         The Company's net loss was $141,000 and $735,000 for the three and nine months ended September 30, 2000, respectively, compared to $526,000 and $912,000 for the comparable prior year periods. The comparisons to the prior year periods are somewhat distorted by the impact of the extraordinary gains explained above. The Company expects to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $7,000 and $724,000 at September 30, 2000 and December 31, 1999, respectively.

         At September 30, 2000, the Company had a working capital deficit of $1,245,000. The current cash and cash equivalents balance as of September 30, 2000 will not be sufficient to meet the Company's cash requirements through the remainder of 2000. The Company has suspended all product development activities and, effective July 31, 2000, terminated the majority of its staff. The Company must raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company is pursuing such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional equity or debt financing. Any additional financings will be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. If the Company is unable to raise the necessary funds in the immediate future, the Company could be forced to cease operations.

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





                                               LIFE MEDICAL SCIENCES, INC.
                                               (REGISTRANT)




         Date: November 7, 2000                /s/ ROBERT P. HICKEY
                                               ---------------------------------
                                               ROBERT P. HICKEY
                                               CHAIRMAN, PRESIDENT, CEO AND CFO

                                  EXHIBIT INDEX


                  27.      Financial Data Schedule