Form 10-K
period 2000-12-31
LIFE MEDICAL SCIENCES INC
filed 2001-04-02
CIK 889428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD     TO
                         COMMISSION FILE NUMBER: 0-20580
                           LIFE MEDICAL SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             DELAWARE                               14-1745197
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

 P.O. BOX 219, LITTLE SILVER, NEW JERSEY            07739
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (732) 728-1769
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 2001 was approximately $ 2.3 million.

     As of March 13, 2001, 10,343,342 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 13, 2001 are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 2000, the Company postponed the further advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology due to the lack of financial resources to fund such activities. As a result of this cash shortfall, in July 2000, the Company terminated all but one of its remaining employees. Contingent upon the receipt of additional funding, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL(R) silicone gel-filled cushions. In December 2000, the Company received approximately $1 million through the combination a private placement of convertible preferred stock and the sale of certain state tax losses (See Notes A and E to the Financial Statements). The proceeds are being used to reinitiate activities in support of the REPEL-CV pivotal clinical trial.

     The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV(TM)), gynecological and general surgical procedures (REPEL(TM)), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVE(TM)) and orthopedic and spinal surgical procedures (RELIEVE(TM)). These products are in various stages of development:

- ----------------------------------------------------------------------------------------------------------------
ADHESION PREVENTION PRODUCTS UNDER DEVELOPMENT

- ---------------------- ---------------------------------------- -------------------------- ---------------------
                       POTENTIAL                                                            EST. ANNUAL MARKET
PRODUCT                THERAPEUTIC APPLICATION                  STATUS                          POTENTIAL
- ---------------------- ---------------------------------------- -------------------------- ---------------------
REPEL                  Preventing  or reducing  post-operative  Completed    U.S.   pilot  $250 Million
Barrier Film           surgical   adhesions  in  gynecological  clinical trial
                       and general abdominal surgery.
- ---------------------- ---------------------------------------- -------------------------- ---------------------
REPEL-CV               Preventing  or reducing  post-operative  IDE  submission  for U.S.  $250 Million
Barrier Film           surgical  adhesions  in  cardiovascular  pivotal clinical trial surgery.
- ---------------------- ---------------------------------------- -------------------------- ---------------------
RESOLVE                Preventing  or reducing  post-operative  Preclinical development    $400 Million
Viscous Solution       surgical   adhesions  in  gynecological
                       and general abdominal surgery.
- ---------------------- ---------------------------------------- -------------------------- ---------------------
RELIEVE                Preventing  or reducing  post-operative  Preclinical development    $300 Million
Viscous Solution       surgical  adhesions in  orthopedic  and
                       spinal surgery.
- ---------------------- ---------------------------------------- -------------------------- ---------------------

     In April 1998, the Company launched its CLINICEL silicone-based device for diminishing unsightly scars and associated discomfort. CLINICEL was marketed through a direct to consumer marketing campaign in the United States and internationally through a series of independent distributors. However, in order to focus resources on the bioresorbable polymer product opportunities, the Company discontinued the manufacture and sale of CLINICEL products effective February 29, 2000 and the intellectual property rights associated with CLINICEL reverted to the Dimotech Ltd., a subsidiary of Technion Research and Development Foundation Ltd.

     The Company's product development strategy has been to maintain a relatively small core of scientists and researchers within the Company. The Company currently conducts substantially all of its research and product development through arrangements with specialized academic and industrial organizations that broaden the development capabilities of the Company. The Company has established contract manufacturing arrangements for its product lines.

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

         Utilizing its polymer technology, the Company has been developing REPEL, a bioresorbable barrier film, for the prevention or reduction of post-operative adhesions in gynecological and general surgical procedures, REPEL-CV, a bioresorbable barrier film, for the prevention or reduction of post-operative adhesions in cardio-vascular surgical procedures, RESOLVE, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in gynecological and general surgical procedures and RELIEVE, a bioresorbable barrier coating (viscous solution), for the prevention or reduction of post-operative surgical adhesions in orthopedic and spinal surgical procedures. See "Collaborative Agreements - Polymer Technology."

         REPEL and REPEL-CV are proprietary bioresorbable post-operative adhesion barrier films based on the Company's polymer technology. The Company has been developing RESOLVE and RELIEVE, post-operative adhesion barrier coatings (viscous solution). REPEL, REPEL-CV, RESOLVE and RELIEVE are intended to be used routinely during surgeries to prevent or reduce the formation of post-operative adhesions.

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

REPEL-CV

         REPEL-CV is a bioresorbable adhesion barrier film made from a co-polymer formulation than which results in it being stronger and longer lasting in the body than the original REPEL film. The clinical significance of these enhanced characteristics was demonstrated in a series of pre-clinical studies. These studies were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated as well as virtually preventing the formation of adhesions to the surface of the heart.

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

         In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in cardiovascular surgical procedures. REPEL-CV is a bioresorbable film which is placed over the anterior surface of the heart at the conclusion of the surgical procedure. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. The Company has reinitiated development activities in support of a U. S. pivotal clinical trial, the timing for the start of this trial is contingent upon the FDA approval of the trial protocol and the infusion of additional capital into the Company.

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

         The formulation of RESOLVE was specified through a series of pre-clinical studies during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible, RESOLVE proved to be efficacious in reducing the level of adhesion formation in the abdominal cavity during a series of pre-clinical studies. In one pre-clinical study, approximately forty-five (45) percent of the tissue surfaces in the RESOLVE treated group were free of adhesions, compared to less than ten (10) percent in the control group.

RELIEVE

         Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products have been under development through pre-clinical studies. Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery.

DEVELOPMENT OPPORTUNITIES

         The material capabilities and intellectual property portfolio for the Company's proprietary bioresorbable polymer technology continues to broaden. This provides opportunities to both enhance the performance characteristics of the Company's adhesion prevention products as well as to pursue the application of these unique materials in other medical products. The Company has had discussions with medical device and pharmaceutical companies on the use of these materials in drug and cell delivery, implantable medical device coatings and other bioresorbable polymer product opportunities.

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

     In March 1996, pursuant to the Yissum Agreement, the Company paid Yissum $60,000 for conducting research relating to the development of surgical adhesion barriers. Effective as of October 1996, the Yissum Agreement was amended as it relates to the Company financing research at Yissum. The amendment provides a research term of five years from the date of the amendment and requires Yissum personnel to enter into confidentiality and non-competition agreements with the Company. Pursuant to the amendment, the Company paid Yissum approximately $379,000 during the first four years of the research term.

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

   SURE-CLOSURE SYSTEM

     The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will continue to be reduced by a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties under the Skin Stretching Agreement, to MedChem, relieving the Company of any obligations under the Skin Stretching Agreement. In October 1997 the Sure-Closure System was acquired by the Zimmer Inc. subsidiary of Bristol-Myers Squibb.

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

PATENTS AND PROPRIETARY RIGHTS

     In connection with the polymer technology, the Company currently holds four issued United States patents, one Canadian patent and two Israeli patents relating to bioresorbable polymeric compounds and polyurethane polymeric compounds. The first United States patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second United States patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third United States patent claims novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The fourth United States patent is a continuation in part expanding the claims of a previously issued patent. The four United States patents will remain in effect until June 2, 2008 May 3, 2010, July 11, 2016 and July 11, 2017, respectively, provided that all requisite maintenance fees are paid to the United States Patent and Trademark Office. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the United States and international patent agencies.

COMPETITION

   REPEL, REPEL-CV,  RESOLVE AND RELIEVE

     REPEL, REPEL-CV, RESOLVE and RELIEVE are expected to compete with various currently marketed products such as Interceed(TM), a product of Johnson & Johnson, Seprafilm(TM) , a product of Genzyme Corp., Intergel(TM), a product of LifeCore Biomedical, Inc., Adcon-L(TM), a product of Gliatech, Inc. and Goretex(TM), a product of WL Gore. Several other companies including Anika Therapeutics, Inc., Biomatrix Inc., Alliance Pharmaceuticals, Corp. and Focal Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal bases of competition.

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

     As of the date of this report, the Company and its primary manufacturer have completed various manufacturing pilot batches and scale-up studies at its primary manufacturing partner's site. The Company's manufacturing equipment, which was used by the manufacturer in the production process, was pledged as collateral against amounts owed to this manufacturer during 1998. On April 12, 1999, the Company transferred the title to this equipment to the contract manufacturer in exchange for the forgiveness of certain liabilities owed. The Company has recently reinitiated the production of REPEL-CV products for use in clinical trials at this manufacturer and intends to continue this manufacturing development and optimize, validate and utilize the process, equipment and manufacturer to produce further clinical and commercial sale products at this site.

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

HUMAN RESOURCES

     As of March, 2001, the Company employed one full time employee. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. The Company believes that it has good relations with its employee. The Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officer is as follows:

               NAME                  AGE     POSITIONS WITH THE COMPANY
               ----                  ---     --------------------------
     Robert P. Hickey...............  55    Chairman, President, CEO & CFO


     ROBERT P. HICKEY has served as Chairman since May 1999, President and Chief Executive Officer since May 1996, Chief Financial Officer since March 2000 and as a Director since August 1996. From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson.


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

ELI PINES, PH.D.......... ELI PINES, PH.D. previously served as a Vice President and the Chief Scientific Officer of the Company from June 1995 to July 2000.. From June 1992 to June 1995 Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventee years by Johnson & Johnson, where his last position was n director of new products research and development with worldwide responsibilities for the Surgical Specialty Division of Johnson & Johnson Medical, Inc. Dr. Pines received a BS in Chemistry from Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The Rockefeller University from 1972 to 1974.




DANIEL COHN, PH.D........ Dr. Daniel Cohn is Professor of Biomaterials Science
                          and Head of the Biomedical Polymers Research Group, Casali Institute of Applied Chemistry, Hebrew University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed the Company's polymer technology.




ALAN H. DECHERNEY, M.D. ..Dr. Alan DeCherney is Professor and Chairman,
                          Department of Obstetrics and Gynecology at UCLA School of Medicine. Prior to that, Dr. DeCherney was Louis E. Phaneuf Professor and Chairman of the Department of Obstetrics and Gynecology at Tufts University School of Medicine, and Chief of Obstetrics and Gynecology at the New England Medical Center. Prior to this, Dr. DeCherney was Director of the Division of Reproductive Endocrinology, and was John Slade Ely Professor of Obstetrics and Gynecology at Yale University School of Medicine. He has been President of the International Society of Gynecologic Endoscopy, the Society of Assisted Reproductive Technologies, the Society of Reproductive Surgeons, the Society of Reproductive Endocrinologists, the American Society of Reproductive Medicine, and the Society of Gynecologic Investigation. Dr. DeCherney is a member of the American Board of Obstetrics and Gynecology, is an Associate Editor of the NEW ENGLAND MEDICAL JOURNAL, and Editor of ASSISTED REPRODUCTIVE REVIEWS. In 1987, Dr. DeCherney was recipient of the President's Achievement Award of the Society of Gynecologic Investigation.




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



GERE S. DIZEREGA, M.D. .. Dr. Gere S. diZerega is Professor, Department of
                          Obstetrics and Gynecology at Women's' Hospital, University of Southern California Medical Center. Dr. diZerega's area of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.



GARY L. LOOMIS, PH.D. ... Dr. Gary Loomis is founder, president and senior consultant of G. L. Loomis & Associates, Inc., a firm providing technical expertise in polymer science to a diverse international client base. Dr. Loomis is internationally renowned as an expert in the preparation, modification, evaluation and processing of polymers, especially bioresorbable polymers for medical devices and drug delivery applications.


MEHMET C. OZ, M.D. ...... Dr. Mehmet C. Oz is Irving Assistant Professor of
                          Surgery at Columbia University College of Physicians and Surgeons, New York and Director of The Assist Device Program and attending surgeon of the Division of Cardiothoracic Surgery at New York-Presbyterian Medical Center, New York.

ERIC A. ROSE,  M.D. ..... Dr. Eric A. Rose is Chairman, Department of Surgery at
                          College of Physicians & Surgeons of Columbia
                          University, New York, Surgeon-in-Chief of
                          Columbia-

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

RISK FACTORS

RISK THAT TECHNOLOGIES OR PROPOSED PRODUCTS WILL NEVER BE SUCCESSFULLY DEVELOPED

      The Company's polymer technology and proposed products are still under development and are subject to the risks of failure inherent in the development of new technologies and products based on new technologies. The Company's polymer technology and proposed products will require significant further research, development and testing, including extensiveclinical testing and regulatory approval, prior to commercial use. Unsuccessful results from clinical trials of the Company's proposed products or adverse findings with respect to these products could adversely affect some or all of the Company's proposed products. No assurance can be given that such proposed products will prove to be safe, efficacious and non-toxic, receive requisite regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufactured on a large scale, be economical to market, be accepted by the marketplace, or generate sufficient revenues to support future research and development programs. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products.

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

CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; GOING CONCERN EMPHASIS IN AUDITORS REPORT: LOSS ON SALE OR MERGER

      The Company's available cash will not be sufficient to meet its cash requirements through 2001. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company is seeking such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs and manufacturing and marketing efforts, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If the Company is not able to raise additional funds as needed to continue its research and development programs and for its intended manufacturing and marketing efforts, it may become necessary for the Company to attempt to be merged or sold in whole or in part with or to another entity. There can be no assurance that such a sale or merger would be available, but if it were, the proceeds to the Company or its stockholders from such a sale or merger could be substantially less than the amount invested by stockholders in the Company, resulting in significant losses to the stockholders on their investment in the Company's securities.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

      The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $7,602,000, $955,000 and $437,000 for the years ended December 31, 1998, 1999 and 2000 respectively. At December 31, 2000, the Company had an accumulated deficit of $36,825,000 which has increased since that date. Although recent capital constraints have reduced spending levels, the Company continues to expend financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology and
(ii) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

         In February 2001, the Company was notified of a lawsuit filed against the Company and its principal executive officer in the Magistrate Court of Haifa, Israel by Dimotech, Ltd. for the non-payment of royalties and accrued interest in the amount of approximately $125,000 under the terms of the Dimotech Agreement.

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




ANTI-TAKEOVER PROVISIONS

      The Company's Restated Certificate of Incorporation, as amended (the "Restated Certificate of Incorporation") authorizes the issuance of a maximum of 5,000,000 shares of preferred stock ("Preferred Stock") on terms that may be fixed by the Company's Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. 500,000 preferred shares have been issued to date. The issuance of Preferred Stock could make the possible takeover of the Company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, the Company is subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of the Company and preventing certain changes of control.

SHARES ELIGIBLE FOR FUTURE SALE; OUTSTANDING WARRANTS AND OPTIONS; REGISTRATION RIGHTS

      Of the Company's 10,343,342 shares of Common Stock outstanding as of March 2000, 3,354,542 shares are "restricted securities," as defined in Rule 144 of the Securities Act, and under certain circumstances may be sold without registration pursuant to Rule 144. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Common Stock. Any substantial sale of restricted securities pursuant to Rule 144 may have an adverse effect on the market price of the Common Stock. The "restricted securities" are eligible for sale under Rule 144.

      In December 2000, the Company issued 500,000 shares of Series A Convertible Preferred Stock, each share of Preferred Stock being convertible into 10 shares of the Company's Common Stock as of the earlier of six months from the issuance date or the closing date of a subsequent financing. The holders of the Series A Convertible Preferred Stock are entitled anti-dilution protection and piggyback registration rights. Any such registration and possible subsequent sale of the registered shares may have a negative effect on the then prevailing market price of the Common Stock.

      The Company has outstanding (i) Class A Warrants and Class B Warrants, which could result in the issuance of 4,768,059 additional shares of Common Stock, (ii) 198,667 shares of Common Stock issuable upon exercise of options which have been granted under the Company's Amended and Restated 1992 Stock Option Plan (the "Plan"), (iii) 882,139 shares of Common Stock issuable upon exercise of options which have been granted under the Company's 2000 Non-Qualified Stock Option Plan and (iv) 2,620,021 shares of Common Stock issuable upon exercise of currently outstanding options granted outside the Plan. In connection with the public offering in May 1996, the Company sold to the underwriter of that offering, a warrant to purchase 200,000 shares of Common Stock. Such warrant is exercisable for a period of five years, commencing May 3, 1997 and has an exercise price of $7.95 per share. The foregoing options and warrants are likely to be exercised at a time when the Company might be able to obtain additional equity capital on more favorable terms. While these options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. The Company cannot predict the effect, if any, that market sales of Common Stock, the exercise of options or warrants or the availability of such Common Stock for sale will have on the market price prevailing from time to time. In addition, if the exercise price of options or warrants are adjusted downward, such options or warrants may be exercised sooner than otherwise with a resulting increase in the number of shares of Common Stock available for sale on the market.

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

ITEM 2.  PROPERTIES

     The Company's offices are currently located in an aggregate of approximately 500 square feet in Oceanport New Jersey. Although there is no rental expense associated with this space; the Company remains bound by the terms of a five year lease expiring in November 2001 for its prior offices. The lease expense in 2001 is estimated at $67,000.

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

ITEM 3.  LEGAL PROCEEDINGS

     In February 2001, the Company was notified of a lawsuit filed against the Company and its chief executive officer in the Magistrate Court of Haifa, Israel by Dimotech, Ltd. for the non-payment of royalties and accrued interest in the amount of $125,000 under the terms of the Dimotech Agreement for CLINICEL products.

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

                                                                        CLASS A               CLASS B
                                                COMMON STOCK            WARRANT               WARRANT
                                                SALES PRICE           SALES PRICE           SALES PRICE
                                              -----------------    ------------------    ------------------
                                                HIGH       LOW        HIGH       LOW       HIGH       LOW
                                                ----       ---        ----       ---       ----       ---
Fiscal Year Ended December 31, 1999
       First Quarter                          $ 1 3/32      $1/4     $ 7/64     $ 1/64     $1/100     $1/100
       Second Quarter                            13/16      15/32      1/16       1/32      1/100      1/100
       Third Quarter                             15/16      17/32      5/64       1/32      1/100      1/100
       Fourth Quarter                             7/8        1/4       1/32       1/64      1/100      1/100

Fiscal Year Ended December 31, 2000
       First Quarter                            1 5/8        5/16      1/100      1/100     1/100      1/100
       Second Quarter                            23/32       7/32      1/100      1/100     1/100      1/100
       Third Quarter                              9/32       3/32      1/100      1/100     1/100      1/100
       Fourth Quarter                             5/32       3/64      1/100      1/100     1/100      1/100

Fiscal Year Ended December 31, 2001
       January 1 through March 13, 2001          33/64      14/64      2/100      1/100     1/100      1/100





         Each Class A Warrant entitles the holder to purchase, at an exercise price of $8.40, subject to adjustment, 1.071474 shares of Common Stock and one Class B Warrant, and each Class B Warrant entitles the holder to purchase, at an exercise price of $12.60, subject to adjustment, 1.071474 shares of Common Stock. These exercise prices were adjusted from the initial exercise prices of $9.00 and $13.50 per share, respectively, at the time the Class A Warrants and Class B Warrants were issued due primarily to public offerings completed in the second half of 1993 and the first half of 1996. The Class A Warrants and the Class B Warrants (collectively, the "Warrants"), are exercisable at any time after issuance until March 21, 2002. The Warrants are subject to redemption by the Company for $.05 per Warrant, upon 30 days written notice, if the average closing bid price of the Common Stock exceeds $12.60 per share with respect to Class A Warrants and $18.90 per share with respect to Class B Warrants (subject to adjustment in each case) for 20 consecutive business days ending the date on which the notice of redemption is given. The exercise prices and number of shares underlying these Warrants do not reflect anti-dilution adjustments in respect to any transactions which occurred since May 1996.

         In December 2000, the Company completed a private placement in which 500,000 shares of Series A Convertible Preferred Stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $500,000. Each share of the Series A offering is convertible into ten shares of the Company's common stock as of the earlier of six months from the issuance date or the closing date of a subsequent financing.

(b)      APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

         As of March 13, 2001 the number of holders of record of the Company's Common Stock was 185. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 2,900.

(c)      DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below (in thousands, except per share data), for the years ended December 31, 1996, 1997, 1998,1999 and 2000 have been derived from audited financial statements of the Company. The financial statements of the Company at December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10-K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                             1996           1997            1998          1999             2000
                                                             ----           ----            ----          ----             ----
STATEMENT OF OPERATIONS DATA: 2000

Revenues:
     Product Sales                                                                   $     1,715   $     1,201      $        58
     Royalty Income                                   $       155   $         64              55            48               43
                                                      -----------   ------------     ------------  -----------      -----------
     Total Revenue                                            155             64           1,770         1,249              101
Cost of Sales                                                                                820           556                4
                                                                                     -----------   -----------      -----------
Gross Margin                                                                                 950           693               97
Operating Expenses:
     Research and development                               2,779          6,721           3,584           788              316
     Sales and marketing                                                                   3,142           437               20
     General and administrative                             1,743          2,012           1,982         1,684              759
                                                      -----------    -----------    ------------   -----------      -----------
          Operating expenses                                4,522          8,283           8,708         2,909            1,095
                                                      -----------    -----------    ------------   -----------      -----------
(Loss) from operations                                     (4,367)        (8,219)         (7,758)       (2,216)            (998)
Interest income                                               540            557             161            16               11
Interest expense                                               (3)            (4)             (5)           (4)              (1)
                                                      -----------    -----------    ------------   -----------      -----------
Net (loss) before benefit for income tax and               (3,830)        (7,666)         (7,602)       (2,204)            (988)
extraordinary item
Benefit for income taxes                                                                                   817              468
                                                      -----------    -----------    ------------   -----------      -----------
Net (loss) before extraordinary item                       (3,830)        (7,666)         (7,602)       (1,387)            (520)
Extraordinary Item                                                                                         432                -
Net (loss)                                            $    (3,830)    $   (7,666)    $    (7,602)  $      (955)            (520)
                                                      ===========     ==========     ===========   ===========     ===========
Net (loss) per share                                  $      (.55)    $     (.97)    $      (.96)  $      (.11)            (.05)
                                                      ===========     ==========     ===========   ===========     ===========
Weighted average shares
     Outstanding                                            6,976          7,919           7,923         8,715           10,155



                                                                            DECEMBER 31,
                                                                            ------------

                                                       1996              1997             1998           1999            2000
                                                       ----              ----             ----           ----            ----
BALANCE SHEET DATA:

Cash, cash equivalents and investments           $   14,278          $  7,569         $    485   $        724       $      844
Working capital (deficiency)                         14,121             5,975           (1,006)          (698)            (613)
Total Assets                                         14,801             7,786            1,034            798              966
Total Liabilities.                                    1,007             1,621            2,312          1,789            1,765
Accumulated deficit                                 (20,165)          (27,831)         (35,433)       (36,388)         (36,908)
Stockholders' equity (deficiency)                    13,794             6,165           (1,278)          (991)            (799)

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

     Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 2000, in conjunction with the discontinuation of the CLINICEL product line, the Company refocused its strategy solely toward the development of products for the prevention and/or reduction of post surgical adhesions.

RESULTS OF OPERATIONS

   1999 VS. 2000

     The Company had revenue of $101,000 for the fiscal year ended December 31, 2000 of which $58,000 was attributed to the sale of CLINICEL products and $43,000 represented royalties on sales of the Sure-Closure System. Total revenue for the fiscal year ended December 31, 1999 was $1,249,000, comprised of $1,201,000 in CLINICEL sales and $48,000 in royalties on sales of the Sure-Closure System. The decline in CLINICEL sales was due to the discontinuation of sale of CLINICEL products in February 2000.

     Cost of goods sold for the fiscal year ended December 31, 2000 was $4,000 as compared to $556,000 for the prior year. The reduction is attributable to the reduced level of CLINICEL sales and the write-off of certain inventories in the prior year.

     Sales and marketing expenses declined to $20,000 in the fiscal year ended December 31, 2000 from $437,000 for the comparable period in 1999. The reduction reflected the elimination of consumer and professional advertising associated with the discontinuation of the sale of CLINICEL products.

     The Company incurred research and development expenses of $316,000 and $788,000 for the fiscal years ended December 31, 2000 and 1999, respectively. The reduction was primarily attributable to the scale back of expenditures on several bioresorbable polymer-based product development programs.

     General and administrative expenses totaled $759,000 for the fiscal year ended December 31, 2000 as compared to $1,684,000 for the previous fiscal year. The reduction was related to termination of most remaining staff members in July 2000.

     Interest income declined to $11,000 for the fiscal year ended December 31, 2000 from $16,000 for the fiscal year ended December 31, 1999.

     Interest expense was $1,000 and $4,000 for the fiscal years ended December 31, 2000 and 1999, respectively.

     The Company recorded a benefit for income taxes of $468,000 during the fiscal year ended December 31, 2000; compared to $817,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses; the reduction compared to the prior year was largely the result of lower overall funding allocated by the State to the program.

     The Company recorded an extraordinary item of $432,000 during the fiscal year ended December 31, 1999. This extraordinary item was attributable to a gain on the extinguishment of amounts owed to suppliers by the transfer of title to equipment that had previously been charged to research and development expenses.

     The Company recorded a net loss of $520,000 for the fiscal year ended December 31, 2000 as compared to a net loss of $955,000 for the prior year. The decrease in the current period net loss is attributable to the reasons described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had cash and cash equivalents of $844,000 compared to cash and cash equivalents of $724,000 at December 31, 1999. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities. In December 2000, the company received a payment of $468,000 in exchange for the transfer of certain New Jersey State tax benefits; $817,000 was received under this program in the prior year. The Company closed on a Series A Convertible Preferred Stock financing in December 2000 which contributed $435,000 to cash flow.

     At December 31, 2000, the Company had a working capital deficit of $513,000. The current cash and cash equivalents balance as of December 31, 2000 will not be sufficient to meet the Company's cash requirements through 2001. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company plans to seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including state tax benefit transfers and licensing/marketing agreements intended to improve its financial condition. The Company has reduced spending on certain programs as a means of preserving its cash resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Edward A. Celano, age 62, has served as a director of the Company since November, 1996. Since February 2001, Mr. Celano has been Managing Director of the Corporate Finance Group of M. R. Weiser & Co., LLP, an investment banking firm. From May 1996 to January 2001, Mr. Celano had been an executive vice president of Atlantic Bank of New York, a commercial bank. From November 1984 to May 1996, Mr. Celano was a senior vice president of NatWest Bank, a commercial bank. Mr. Celano is currently a director of the following publicly traded companies: Entrade, Inc. and Asta Funding, Inc.

         Gere S. diZerega, MD, age 51, has served as a director of the Company since December 2000. Since January 1987, Dr. diZerega has been Professor, Department of Obstetrics and Gynecology at Women's and Children's Hospital which is affiliated with the University of Southern California Medical Center. Dr. diZerega's area of research includes post-operative adhesions, peritoneal healing and post-surgical wound repair. Since December 1995, Dr. diZerega has been consulting with the Company in the field of post-operative adhesion prevention.

         Coy Eklund, age 85, has served as a director of the Company since
March 1994. From 1938 to 1983, Mr. Eklund served in various capacities at The Equitable Life Assurance Society of the United States and from 1975 to 1983 was its chief executive officer. From August 1987 through March 1996, Mr. Eklund had served as the chairman and chief executive officer of Trivest Financial Services, a company engaged in the television business.

         Richard L. Franklin, MD, age 55, has served as a director of the Company since December 2000. Since May 1996, Dr. Franklin has been Chief Executive of Phairson, Ltd., medical product development company. From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, was with Boston Capital Group, both consulting firms to the healthcare industry. From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.

         Robert P. Hickey, age 55, has served as Chairman of the Company's Board of Directors since May 1999, Chief Financial Officer since March 2000, President and Chief Executive Officer of the Company since May 1996 and as a director since July 1996. From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was vice president, marketing and director of Ethicon, Inc., a unit of Johnson & Johnson.

         Walter R. Maupay, Jr., age 62, has served as a director of the Company since July 1996. At his retirement in 1995, Mr. Maupay was a group executive with Bristol-Myers Squibb and president of Calgon Vestal Laboratories. From May 1988 to January 1995, Mr. Maupay had been president of Calgon Vestal Laboratories, a division of Merck & Co., Inc. From 1984 to 1988, Mr. Maupay served as vice president of Calgon Vestal Laboratories. Mr. Maupay is currently a director of the following publicly traded companies: Kinsey Nash Corporation and Cubist Pharmaceuticals.

         Irwin M. Rosenthal, age 72, is a co-founder of the Company and has served as Secretary and Treasurer at various periods and a director of the Company since its inception in 1990. Mr. Rosenthal is an attorney specializing in securities law and has been a senior partner at Greenberg Traurig, LLP since June 2000. Prior to joining Greenberg Traurig, LLP, Mr. Rosenthal was a senior partner at Graham & James LLP from June 1998 to June 2000 and at Rubin Baum Levin Constant & Friedman from December 1991 to June 1998. From December 1989 to December 1991, Mr. Rosenthal was a senior partner at Baer Marks and Upham and, from January 1983 to December 1989, he was a senior partner at Botein Hays & Sklar. Mr. Rosenthal serves as secretary and as a director of Magar Inc., of which he is a principal stockholder. Magar Inc. is a principal stockholder of the Company. Mr. Rosenthal is also a director of the following publicly traded companies: Magna-Lab Inc. and EchoCath, Inc. Mr. Rosenthal is the co-founder and involved in the organization and development of four national health oriented non-profit foundations.

         Each director shall hold office until the Company's next meeting of its stockholders and until such director's successor is duly elected and qualified or until such director's earlier resignation or removal. The Series A Convertible Preferred Stockholders have the right, until the Series A shares are converted to the Company's Common Shares, to designate two members of the Company's Board of Directors. The Series A directors are currently Dr. Gere S. diZerega and Dr. Richard L. Franklin.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company during the fiscal years ended December 31, 2000, 1999 and 1998 to the executive officers whose annual compensation exceeded $100,000 in fiscal 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                     ANNUAL COMPENSATION                 AWARDS
                                                    ----------------------------   --------------------
                                                                                       SECURITIES              OTHER
    NAME AND PRINCIPAL CAPACITIES                                                      UNDERLYING             COMPEN-
           IN WHICH SERVED               YEAR          SALARY         BONUS              OPTIONS             SATION (1)
- ----------------------------------  --------------  -------------  -------------   --------------------     -------------

Robert P. Hickey                         2000           $217,604                               415,313  (2)       $2,043
  Chairman, President and                1999           $219,663                               169,448            $1,921
  Chief Executive Officer                1998           $229,229                               420,000  (3)       $1,804

     (1) Represents premium payments for term life insurance for the benefit of the Named Executive Officer.
     (2) Of the 415,313 options granted during 2000, 263,820 were granted to replace previously granted options which were cancelled.
     (3) Of the 420,000 options granted during 1998, 300,000 were granted to replace previously granted options which were cancelled.

The following table sets forth certain information with respect to stock option grants during the year ended December 31, 2000 to the Named Executive Officer.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                INDIVIDUAL GRANTS (1)
                          ---------------------------------------------------------------------------------------------------
                              NUMBER OF SECURITIES          % OF TOTAL OPTIONS
                                   UNDERLYING              GRANTED TO EMPLOYEES         EXERCISE OR BASE         EXPIRATION
         NAME                  OPTIONS GRANTED (#)            IN FISCAL YEAR            PRICE ($/SH) (1)            DATE
- ------------------------  ------------------------------  ------------------------  --------------------------  -------------
Robert P. Hickey                       23,062                      5.6%                       $2.00               5/29/03
                                       23,062                      5.6%                       $2.00               5/29/04
                                       23,063                      5.6%                       $2.00               5/29/05
                                       23,063                      5.6%                       $2.00               5/29/06
                                       23,063                      5.6%                       $2.00               5/29/07
                                      100,000                      24.0%                     $0.562               5/05/06
                                      100,000                      24.0%                     $1.4375              3/09/07
                                      100,000                      24.0%                      $0.09               10/12/07

- -----------------------------------------------------------------------------------------------------------------------------

(1) All options were granted with an exercise price equal to or above the fair market value of the Common Stock at the date of grant.

The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the year ended December 31, 2000 and the value of unexercised options at December 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                                               NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                              SHARES                       OPTIONS AT FISCAL YEAR END (#)        AT FISCAL YEAR END ($) (1)
                           ACQUIRED ON         VALUE    ----------------------------------- -------------------------------------
         NAME              EXERCISED(#)     REALIZED($)   EXERCISABLE       UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
- ------------------------  ---------------  ------------ -----------------  ---------------- -----------------  ------------------
       Robert P. Hickey                                     839,448                            $ 35,073


(1) Based upon the closing price of $1/4 per share of Common Stock on December 31, 2000, less the option exercise price.

         EMPLOYMENT AGREEMENT

         As of May 29, 1996, the Company entered into an employment agreement with Mr. Hickey, pursuant to which Mr. Hickey serves as President and Chief Executive Officer of the Company. In May 1999, Mr. Hickey was elected Chairman of the Board of Directors and, in March 2000, was appointed Chief Financial Officer. The term of Mr. Hickey's employment agreement is for a period of five years. Pursuant to such agreement, Mr. Hickey currently receives an annual base salary of $240,000 subject to adjustments for cost-of-living increases and other increases as determined by the Board and received an option to purchase an aggregate of 250,000 shares of Common Stock. Such options vest in twenty percent annual increments from the date of the agreement through its fourth anniversary and are exercisable for five years from the date of vesting and have an exercise price of $8.125. In June 1997, the Company canceled these options and granted an option to purchase up to 250,000 shares of Common Stock with such option having identical terms as the canceled option except for the exercise price of $4.00 per share, which was fair market value on the date of the grant and an exercise term of seven years from the date of vesting. In May 1998, the Company canceled 115,315 shares covered under this option and issued a new option under identical terms as the canceled option except for the exercise price of $2.00 per share.

         In March 2000, the Company granted to Mr. Hickey an option to acquire up to 51,493 shares of Common Stock at $1.4375 per share and in October 2000, Mr. Hickey was granted an option to acquire up to 100,000 shares at $0.09 per share. In October 2000, the Company granted non-qualified options aggregating to 263,820 shares which replaced previously granted incentive stock option grants at the same exercise price, vesting and exercise term as the option grants replaced.

         If Mr. Hickey dies, is terminated for cause, voluntarily resigns or is unable to perform his duties on account of illness or other incapacity and the agreement is terminated, he or his legal representative shall receive from the Company the base salary which would otherwise be due to the date which termination of employment occurred. If Mr. Hickey's employment is terminated for any other reason by the Company during the term of the agreement, Mr. Hickey will receive from the Company the base salary which would otherwise be due to the date which termination of employment occurred plus severance pay equal to six months of salary. The agreement with Mr. Hickey contains confidentiality and post-termination non-competition provisions.

         Under the foregoing employment agreement, the Company is required to obtain life insurance coverage on the life and for the benefit of Mr. Hickey in an amount equal to twice the amount of the base salary then in effect. Mr. Hickey will also have the right to participate in all group insurance, hospital, dental, major medical and disability benefits, stock option plans and other similar benefits afforded to executives.

         DIRECTOR COMPENSATION

         All directors of the Company are reimbursed for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board. All outside directors are entitled to receive $1,000 for attendance at each Special Meeting and $500 for participation in each teleconference meeting.

         In October 2000, the Company granted to Messrs. Celano and Maupay, options for each to acquire up to 50,000 shares of Common Stock at $0.09 per share; to Mr. Eklund, an option to acquire up to 75,000 shares at $0.09 per share and to Mr. Rosenthal, an option to acquire up to 100,000 shares at $0.09 per share. Such options vested immediately and are exercisable for seven years from the grant date.

         During 2000, Messrs. Eklund and Maupay were each granted various options to purchase Common Stock in lieu of Board fees aggregating to 37,755 shares at exercise prices ranging from $0.023 to $0.36 per share; similarily, Mr. Celano was granted various options in lieu of Board fees aggregating to 22,422 shares at exercise prices ranging from $0.025 to $0.36 per share. Such options vested immediately and are exercisable for seven years from the date of grant. In December 2000, the Company discontinued the granting of options in lieu of Board fees.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes that during 2000 all reports for the Company's executive officers and directors that were required to be filed under Section 16(A) of the Securities Exchange Act of 1934 were timely filed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, all directors (including nominees), the Named Executive Officers (as defined in "Executive Compensation - Summary Compensation Table") and all directors and executive officers of the Company as a group, as of March 13, 2001. Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

                                PRINCIPAL STOCKHOLDERS TABLE

                                        SHARES OF COMMON                PERCENT OF OUT-
     NAME AND ADDRESS OF                STOCK BENEFICIALLY           STANDING COMMON STOCK
      BENEFICIAL OWNER                     OWNED(1)                   BENEFICIALLY OWNED/
     OR NUMBER IN GROUP                   --------                       VOTING POWER
     ------------------                                                  ------------
Marilyn Moskowitz                        1,433,026(2)                    10.2%/7.5%
9071 Rutledge Ave.
Boca Raton, FL 33434

Dr. Herbert Moskowitz                 1,306,870(3)(4)(5)                  9.3%/6.9%
9071 Rutledge Ave.
Boca Raton, FL 33434

Robert P. Hickey                          902,032(7)                      6.4%/4.7%
c/o Life Medical Sciences, Inc.
P.O. Box 219
Little Silver, NJ 07739

Irwin M. Rosenthal                      612,644(3)(4)(6)                4.4%/3.2%
c/o Greenberg Traurig LLP
200 Park Avenue
New York, NY 10106

Walter R. Maupay                           521,775(8)                   3.7%/2.7%
c/o Life Medical Sciences,Inc.
P.O. Box 219
Little Silver, NJ 07739

Edward A. Celano                          347,461(11)                   2.5%/1.8%
c/o Life Medical Sciences,Inc.
P.O. Box 219
Little Silver, NJ 07739

Coy Eklund                                263,755(10)                   1.9%/1.4%
c/o Life Medical Sciences,Inc.
P.O. Box 219
Little Silver, NJ 07739

Gere S. diZerega, MD                       60,000(12)                      */*
c/o Life Medical Sciences,Inc.
P.O. Box 219
Little Silver, NJ 07739

Richard L. Franklin, MD                       -0-                          */*
c/o Life Medical Sciences,Inc.
P.O. Box 219
Little Silver, NJ 07739

All executive officers and
directors
as a group (7 persons)                   2,707,667(13)                 19.3%/14.2%

         * Denotes less than 1%
(1) All shares outstanding are Common Stock and are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Excludes 43,687 shares of Common Stock, 148,217 shares of Common Stock issuable upon exercise of Class A Warrants and Class B Warrants and 658,262 shares of Common Stock issuable upon exercise of options which are currently exercisable, all of which are held by Mrs. Moskowitz's husband, as to which shares of Common Stock Mrs. Moskowitz disclaims beneficial ownership.
(3) Dr. Moskowitz and Mr. Rosenthal are each officers, directors and principal stockholders of Magar Inc. and own approximately 47% and 16.5%, respectively, of the outstanding stock of such corporation. As such, these individuals may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Common Stock owned by Magar Inc. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares owned of record by Magar Inc.
(4) Includes 406,704 shares of Common Stock of which 270,000 shares are pledged to a bank as security for a loan to Magar Inc. Magar Inc. has the sole right to vote such shares, unless there is an event of default under the loan. In the event of a default by Magar Inc., the bank would have the right to dispose of the shares.
(5)     Includes shares of Common Stock issuable upon exercise of 46,110 Class
        A Warrants and 46,110 Class B Warrants, and 46,110 Class B Warrants issuable upon exercise of the Class A Warrants which may be exercised at any time up to March 21, 2002 into an additional 148,217 shares of Common Stock. Also includes 708,262 shares of Common Stock issuable upon exercise of options which are currently exercisable, but excludes 1,433,026 shares of Common Stock held by Dr. Moskowitz's wife, as to which shares of Common Stock Dr. Moskowitz disclaims beneficial ownership.
(6) Includes 305,940 shares of Common Stock issuable upon exercise of options which are currently exercisable. Does not include shares of Common Stock beneficially held by attorneys associated with Greenberg Traurig, LLP, of which Mr. Rosenthal is a partner, as to which shares of Common Stock Mr. Rosenthal disclaims beneficial ownership. Such shares of Common Stock do not exceed one percent of the total outstanding shares of Common Stock of the Company.
(7) Includes 839,448 shares of Common Stock issuable upon exercise of options which are currently exercisable and 40,584 shares owned by Mr. Hickey's wife.
(8) Includes 300,107 shares of Common Stock issuable upon exercise of options which are currently exercisable.
(9) Represents shares of Common Stock issuable upon exercise of options which are currently exercisable

(10) Includes 276,877 shares of Common Stock issuable upon exercise of options which are currently exercisable and 22,222 shares of Common Stock owned by Walworth Financial Services, Inc., Defined Benefit Trust, controlled by Mr. Celano.
(11) Represents shares of Common Stock issuable upon exercise of options but excludes 40,000 shares of Common Stock issuable upon exercise of options which are not exercisable within the next sixty days.
(12) Includes 2,046,127 shares of Common Stock issuable upon exercise of warrants and options which are currently exercisable but excludes 40,000 shares of Common Stock issuable upon exercise of options which are not exercisable within the next sixty days.

        Set forth below is information concerning all persons known by the Company to own shares of the Company's Series A Preferred having a number of votes equal to at least 5% of the outstanding voting power attributable to the Company's outstanding Common Stock and Series A Preferred. Each share of Series A Preferred is currently entitled to 10 votes.

                                               SHARES OF SERIES
                                                 A PREFERRED                    PERCENT OF OUTSTANDING
                                              BENEFICIALLY OWNED                     VOTING POWER
                                              ------------------                ----------------------
Ventura, Inc.                                      150,000                               7.9%
Regent Centre East
Freeport, Bahamas

Schweizerishe Gesellschaft fur                     100,000                               5.3%
Aldlenhandel und Resaarch AG
Kirchstrasse 6
Fratenbach, Switzerland

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company incurred expenses of approximately $103,000, $67,000, $108,000 in the years ended December 31, 1998, 1999 and 2000, respectively, for legal services rendered by a firm, one of the partners of which is a director and a principal stockholder of the Company.

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

          None

3.        EXHIBITS.

3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b) Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock. (18)

3.2       By-Laws of Registrant. (1)

3.2(a)    Amendment No. 1 to the By-Laws of Registrant. (18)

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

10.24 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (13)

10.25     Employment Agreement dated May 29, 1996 between Registrant and Robert
          P. Hickey. (10) (15)

10.26 Lease Agreement dated August 13, 1996 between Registrant and Metro Four Associates, LP, 8th Floor of 379 Thornall Street. (11)

10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum.

10.29     Series A Preferred Stock Purchase Agreement dated December 15, 2000.
          (18)

10.30     Investor Rights Agreement dated December 15, 2000. (18)

 23.1     Consent of Richard A. Eisner & Company, LLP. *
*         Filed herewith.
 --------------------

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

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-19195) declared effective on January 3, 1997.
(13) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(14) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(15) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.
(16) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1998.
(17)    Incorporated by reference to the Registrant's S-8 filed in January 2000.
(18)    Incorporated by reference to the Registrant's 8-K filed in January 2001.




    (b) REPORTS ON FORM 8-K

        None

    (c) See (a) 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Life Medical Sciences, Inc.
                                     (Registrant)

                                     By:     /s/ ROBERT P. HICKEY
                                        --------------------------------
                                        Robert P. Hickey
                                          Chairman, President, CEO and CFO
                                          (principal executive, financial and
                                          accounting officer)



Dated:  March 13, 2001

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

               SIGNATURES                   TITLE                                              DATE
               ----------                   -----                                              ----

     /s/ Robert P. Hickey               Director, Chairman of the Board,                   March 13, 2001
     ------------------------------     President, CEO and CFO
     ROBERT P. HICKEY                    (principal executive, financial and
                                          accounting officer)

     /s/ Edward A. Celano               Director                                           March 13, 2001
     ------------------------------
     EDWARD A. CELANO

     /s/ Gere S. diZerega, M.D.         Director                                           March 13, 2001
     ------------------------------
     GERE S. DIZEREGA, M.D.

     /s/ Coy Eklund                     Director                                           March 13, 2001
     ------------------------------
     COY EKLUND

     /s/Richard L. Franklin, M.D.       Director                                           March 13, 2001
     ------------------------------
     RICHARD L. FRANKLIN, M.D.

     /s/ Walter R. Maupay               Director                                           March 13, 2001
     ------------------------------
     WALTER R. MAUPAY

     /s/ Irwin M. Rosenthal             Director                                           March 13, 2001
     ------------------------------
     IRWIN M. ROSENTHAL

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE NUMBER
                                                                                        -----------
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . .             F-2
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            F-3
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .            F-4
Statements of Changes In Stockholders' Equity (Deficiency) .....................            F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .  . . .             F-6
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .             F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Life Medical Sciences, Inc.
Little Silver, New Jersey

         We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 1999 and 2000 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 1999 and 2000 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses from operations, and has both a working capital and stockholders' deficiency at December 31, 2000. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        Richard A. Eisner & Company, LLP



New York, New York
March 14, 2001

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       DECEMBER 31
                                                                                      -----------------------------------------
                                                                                               1999                  2000
                                                                                               ----                  ----

                                        ASSETS

Current assets:
      Cash and cash equivalents................................                        $        724          $        844
      Prepaid expenses..........................................                                 19                   110
                                                                                       ------------           -----------
              Total current assets.............................                                 743                   954
Furniture and equipment, less accumulated depreciation                                           55                    12
                                                                                       ------------           -----------

                                    TOTAL...............                                $       798          $        966
                                                                                        ===========          ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Capital lease obligation....................................                      $           9         $          16
    Accounts payable............................................                              1,084                 1,120
    Accrued expenses............................................                                 95                   162
    Other liabilities...........................................                                253                   169
                                                                                       ------------          ------------
               Total current liabilities........................                              1,441                 1,467

Capital lease obligation, less current portion..................                                  9                     2
Deferred royalty income........................................                                 339                   296
                                                                                       ------------           -----------
              Total liabilities................................                          $    1,789           $     1,765
                                                                                       ------------           -----------

Commitments ( Note G)

Stockholders'  deficiency:
     Preferred stock, $.01 par value: shares authorized - 5,000;
       Series A convertible shares issued and outstanding - none and 500                                                5
     Common stock, $.001 par value; shares authorized - 43,750;
              issued and outstanding - 9,470 and 10,343..........                                10                    10
     Additional paid-in capital..................................                            35,387                36,094
     Accumulated deficit.........................................                           (36,388)              (36,908)
                                                                                       ------------           -----------
              Total stockholders'  deficiency                                                  (991)                 (799)
                                                                                       ------------           -----------
                                   TOTAL.......................                        $        798           $       966
                                                                                       ============           ===========



                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------------
                                                                            1998               1999                  2000
                                                                            ----               ----                  ----

Revenues:
   Product sales     .........................................      $      1,715          $   1,201          $         58
   Royalty income   .........................................                 55                 48                    43
                                                                      ----------         ----------          ------------
                                                                           1,770              1,249                   101

Cost of goods sold...................................                        820                556                     4
                                                                      ----------         ----------          ------------

Gross profit.........................................                        950                693                    97
                                                                      ----------         ----------          ------------

Operating expenses:
   Research and development expenses ..................                    3,584                788                   316
   Sales and marketing.......................................              3,142                437                    20
   General and administrative expenses .......................             1,982              1,684                   759
                                                                      ----------         ----------          ------------
         Operating expenses...................................             8,708              2,909                 1,095
Loss from operations..........................................            (7,758)            (2,216)                 (998)
Interest income...............................................               161                 16                    11
Interest expense.....................................                         (5)                (4)                   (1)
                                                                      ----------         ----------          ------------

Loss before benefit for income tax and extraordinary gain...              (7,602)            (2,204)                 (988)
Benefit for income taxes......................................                                  817                   468
                                                                      ----------         ----------          ------------
Loss before extraordinary gain................................            (7,602)            (1,387)                 (520)

Extraordinary gain on extinguishment of liability.............                                  432
                                                                      ----------         ----------          ------------

Net loss                                                              $   (7,602)        $     (955)         $       (520)
                                                                      ==========         ==========          ============

Net loss per common share - basic and diluted:
Loss before extraordinary gain                                        $    (0.96)        $    (0.16)          $     (0.05)
Extraordinary gain                                                                              .05
                                                                      ----------         ----------          ------------
Net loss per share ................................                     $  (0.96)           $ (0.11)           $    (0.05)
                                                                      ==========         ==========          ============

Weighted average shares outstanding - basic & diluted.........             7,923              8,715                10,155


                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                           PREFERRED                     COMMON                   ADDITIONAL
                                       ----------------            --------------------            PAID IN             ACCUMULATED
                                       SHARES    AMOUNT            SHARES        AMOUNT            CAPITAL               DEFICIT
                                       ------    ------            ------        ------           ----------           -----------
Balance - January 1, 1998......                                     7,923      $      8         $   33,988         $    (27,831)

  Fair value of options issued
  for compensation......
                                                                                                       159
  Net (loss) for the year..........                                                                                      (7,602)
                                       -----     ------            ------       -------            -------          -----------

Balance - December 31, 1998                                         7,923             8             34,147              (35,433)
  Common stock issued.........                                      1,505             2                748
  Fair value of options issued
  for compensation...............                                                                      472
  Issuance of common stock
  in payment of previously
  established liabilities...........                                   42                               20
  Net (loss) for the year..........                                                                                        (955)
                                       -----     ------            ------       -------            -------          -----------

Balance - December 31, 1999                                         9,470            10             35,387              (36,388)
  Common stock issued.........                                        873                              116
  Fair value of options issued
  for compensation...............                                                                      156
  Preferred stock issued...........      500     $    5                                                435
  Net (loss) for the year...........                                                                                       (520)
                                       -----     ------            ------       -------            -------          -----------

Balance---December 31, 2000              500     $    5            10,343       $    10             36,094          $   (36,908)
                                       =====     ======            ======       =======            =======          ===========


                 See accompanying notes to financial statements

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                ( IN THOUSANDS )

                                                                          YEAR ENDED DECEMBER 31,
                                                                     1998            1999             2000
                                                                     ----            ----             ----
Cash flows from operating activities:
     Net (loss) .............................................    $(7,602)         $ (955)        $   (520)
     Adjustments to reconcile net (loss) to net cash (used in)
        operations:
          Deferred royalty income ..........................          (55)            (47)             (43)
          Fair value of common stock and options issued as
          compensation .......................................        159             472              156
          Depreciation .......................................         33              30               24
          Loss on sale of equipment ..........................                                          14
          Changes in operating assets and liabilities:....
            (Increase) decrease in accounts receivable....           (120)            120
            (Increase) decrease in inventory..............           (264)            264
             Decrease in prepaid expenses and advances....             57              14              (91)
             Decrease (increase) in deposits..............            (34)             47
             Increase (decrease) in accounts payable and
                 accrued expenses.........................            555            (522)             103
             Increase (decrease) in other liabilities                 199              54              (84)
                                                                  -------        --------         --------
                   Net cash used in operating activities..         (7,072)           (523)            (441)
                                                                  -------        --------         --------

Cash flows from investing activities:
     Purchase of equipment....................................         (4)
     Proceeds from sale of equipment............................                                         5
     Proceeds from maturity of investment securities............    4,836
                                                                  -------        --------         --------
     Net cash provided by  investing activities ................    4,832               0                5
                                                                  -------        --------         --------

Cash flows from financing activities:
     Proceeds from private placement                                                  770
     Proceeds from exercise of stock options                                                           116
     Proceeds from the issuance of preferred stock                                                     440
     Payment on capital lease obligation..........                     (8)             (8)
                                                                  -------        --------         --------
         Net cash  provided by (used in) financing activities          (8)            762              556
                                                                  -------        --------         --------

Net (decrease) increase in cash and cash equivalents..........     (2,248)            239              120
Cash and cash equivalents at beginning of year................      2,733             485              724
                                                                  -------        --------         --------
Cash and cash equivalents at end of year.....................     $   485         $   724         $    844
                                                                  =======        ========         ========

Supplementary cash flow information:
     Interest paid...........................................     $     5        $      4         $      1

                 See accompanying notes to financial statements.

(NOTE A)-- THE COMPANY AND BASIS OF PRESENTATION:

         Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 2000, the Company postponed the further advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology due to the lack of financial resources to fund such activities. As a result of this cash shortfall, in July 2000, the Company terminated all but one of its remaining employees. Contingent upon the receipt of additional funding, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In conjunction with its strategic focus on the development of medical products based on its bioresorbable polymer technology, the Company discontinued, effective February 29, 2000, the manufacturing and sale of the CLINICEL line of scar management products. Such product line represented all of the Company's product sales included in the accompanying statements of operations for the years ended December 31, 1998, 1999 and 2000. In December 2000, the Company received approximately $1 million through the combination of a private placement of convertible preferred stock and the sale of certain state tax losses. The proceeds are being used to reinitiate activities in support of the REPEL-CV pivotal clinical trial.

     The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has incurred recurring losses and used cash in operations and has both a working capital and stockholders' deficiency at December 31, 2000. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about the Company's ability to continue as a going concern. The Company is pursuing various financing alternatives, including collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products and additional public or private financings including equity financings, which management believes could result in the infusion of sufficient capital to alleviate this concern. In December 2000, the Company received $468,000 from the sale of certain New Jersey State tax net operating losses and anticipates receiving similar funds during 2001 and future years contingent upon approvals from the State Division of Taxation. In addition, in December 2000, a private placement was completed in which the Company received $500,000 in exchange for the issuance of 500,000 shares of Series A Convertible Preferred Stock. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to achieve profitability, which in turn is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or sustain a profitable level of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  [1] REVENUE RECOGNITION:

        Revenue is recognized when product is shipped to customers.

  [2] CASH EQUIVALENTS:

         The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

  [3]  ADVERTISING:

     Advertising costs are charged to expense as they are incurred. Total expenditures in 1998, 1999 and 2000 were $2,266,000, $196,000 and $21,000, respectively.

  [4] DEPRECIATION:

     Furniture and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 5 years.

  [5] RESEARCH AND DEVELOPMENT:

     Substantially all research and development activities are conducted through arrangements with specialized academic and industrial organizations (see Note
F). Research and development costs are charged to expense as incurred. Prepaid expenses at December 31, 2000, includes $100,000 for product development and pilot manufacturing costs in support of the REPEL-CV clinical trial which will be charged to research and development expense in 2001.

  [6] PATENT COSTS:

     Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

  [7] ROYALTY INCOME:

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

  [8]  USE OF ESTIMATES:

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

  [9]   STOCK BASED COMPENSATION:

     The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

  [10]  EARNINGS(LOSS) PER SHARE:

     Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if dilutive, from the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock. Securities and the related number of common shares not included in the diluted computation for the year ended December 31, 2000 that would potentially dilute basic earnings per share, if any in the future, are as follows:

                                                                 DILUTIVE POTENTIAL
                                                                    COMMON SHARES
                                                                 ------------------'
                 Convertible preferred stock                         5,000,000
                 Options                                             3,701,000
                 Warrants                                            4,968,059
                                                                    ----------

                                                                    13,669,059
                                                                    ==========

(NOTE C) - FURNITURE AND EQUIPMENT AT DECEMBER 31,:

Furniture and equipment consists of the following:

                                                                                                  ESTIMATED
                                                                     1999            2000        USEFUL LIFE
                                                                ---------         -------        -----------
                 Furniture and fixtures                         $  72,000      $   11,000        5 - 7 years
                 Office equipment                                 104,000          48,000          5 years
                                                                ---------         -------

                                                                  176,000          59,000
                 Less accumulated depreciation                    121,000          47,000
                                                                ---------         -------

                                                                $  55,000         $12,000
                                                                =========         =======


(NOTE D) -- STOCKHOLDERS' DEFICIENCY:

  [1] COMMON STOCK:

        On June 28, 1999, the Company completed a private placement in which 1,505,003 shares of common stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $750,000.

  [2]  PREFERRED STOCK:

        In December 2000, the Company completed a private placement in which 500,000 shares of Series A convertible preferred stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $500,000. Each share of Series A preferred stock is convertible into 10 shares of the Company's common stock as of the earlier of six months from the issuance date or the closing date of a subsequent financing.

  [3]  WARRANTS:

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

        At December 31, 2000 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding. The warrants'expiration date has been extended to March 21, 2002.

        The Company sold to the underwriter of its public offering in May 1996, for nominal consideration, a warrant to purchase 200,000 shares of Common Stock. The warrant has an exercise price of $7.95 per share and expires in May 2001.

  [4] OPTIONS:

        The Company may issue options to purchase up to an aggregate of 1,407,500 shares of Common Stock pursuant to its 1992 Stock Option Plan, as amended (the "1992 Plan") and 1,000,000 shares of Common Stock pursuant to its 2000 Non-Qualified Stock Option Plan (the "2000 Plan"). Options to purchase shares may be granted under the 1992 Plan to person who, in the case of incentive stock options, are employees of the Company; or, in the case of SARs and nonstatutory stock options, are officers and key employees of the Company, or agents, medical and scientific advisors, directors of or consultants to the Company, whether or not otherwise employed by the Company. Under the 2000 Plan only non-qualified stock options may be granted to employees and directors of the Company or agents, medical and scientific advisors, or consultants to the Company. In the case of both the 1992 Plan and the 2000 Plan, the exercise price is determined by the Stock Option Committee of the Board of Directors at the time of the granting of an option, but in the case of an incentive stock option, the exercise price shall not be less than the fair market value of the stock on the date of grant. Options and SARs vest over a period not greater than five years, and expire no later than ten years from the date of grant.

       At December 31, 2000, options to purchase 199,000 shares of Common Stock pursuant to the 1992 Plan and 782,000 shares of Common Stock pursuant to the 2000 Plan are outstanding. In addition, options to purchase 2,720,000 shares of Common Stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than seven years from the date of vesting.

       The Company applies APB Opinion 25 and related Interpretations in accounting for its options to employees. Operating expenses include $20,000 for stock options granted in lieu of directors' fees in 2000 and $322,000 for stock options granted to employees in 1999. In addition operating expenses include $136,000, $150,000 and $159,000 in 2000, 1999 and 1998, respectively with respect to options granted under consulting agreements.

       Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                          1998                       1999             2000
                                                          ----                       ----             ----
Net loss                  As reported                  $(7,602)                     $(955)           $(520)
                          Pro forma                    $(8,992)                   $(1,297)           $(666)
Net loss per share-
basic & diluted           As reported                   $(0.96)                    $(0.11)          $(0.05)
                          Pro forma                     $(1.13)                    $(0.15)          $(0.07)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividend yield, expected volatility of 76%, a risk-free interest rate of 5.5% to 6.0% and an expected life of 2.5 to
3.3 years; in 1999: no dividend yield, expected volatility of 82%, a risk-free interest rate of 5.5% to 6.3% and an expected life of 2.5 years; and in 2000: no dividend yield, expected volatility of 88%, a risk-free interest rate of 5.46% to 5.85% and an expected life of 2.5 years.

     A summary of the status of the Company's stock options as of December 31, 1998, 1999 and 2000, and changes during the years ended on those dates is presented below (in thousands, except per share data):


                                 1998                              1999                             2000
                      ---------------------------       ---------------------------      ---------------------------
                                  Weighted-Average                  Weighted-Average                 Weighted-Average
                      Shares       Exercise Price       Shares       Exercise Price      Shares       Exercise Price
                      ------       --------------       ------       --------------      ------       --------------
Outstanding at
beginning of year      1,874           $5.50             2,928               $2.13        4,465              $1.31

Granted                2,698            1.73             1,889                0.50          782               0.35

Exercised                 --              --                --                  --         (873)              0.13

Forfeited             (1,634)           5.32              (352)               3.78         (672)              2.09

Outstanding at
end of year            2,928            2.13             4,465                1.31        3,701               1.24

Options
exercisable at                          2.64             4,042                1.24        3,464               1.19
year-end               1,935

Weighted-average
fair value of
options granted
during the year.                        0.44                                  1.11                            0.32

         The following table summarizes information about fixed stock options outstanding at December 31, 2000 (in thousands, except per share data):


                                      Options Outstanding                                    Options Exercisable
                       -------------------------------------------------------        --------------------------------
                          Number        Weighted-Average                                 Number
     Range             Outstanding         Remaining          Weighted-Average         Exercisable    Weighted-Average
Exercise Prices        At 12/31/00      Contractual Life       Exercise Price         At 12/31/00      Exercise Price
- ---------------        -----------      ----------------      ----------------        ------------    ----------------

  $0.00 - $0.99           1,506            6 years                $0.21                   1,506            $0.21
   1.00 - 2.00            1,991            4 years                $1.71                   1,756             1.68
   2.01 - 7.88              204            3 years                $4.28                     204             4.28
                        --------           -------                -----                  ------            -----
                          3,701            4 years                $1.24                   3,464             1.19


(NOTE E)-- INCOME TAXES:

     At December 31, 2000, the Company has approximately $34,295,000 of net operating loss carryforwards and approximately $603,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss and research and development credit carryforwards expire in various years from 2005 through 2020. Certain other limitations may apply, including the amount that may be used annually. Future issuances of the Company's stock, may subject the Company to additional limitations.

         At December 31, 2000, after giving effect to the sales described in the following sentence, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $15,894,000 which expire through 2007. The Company had participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $11,002,000 and $6,257,000 in eligible loss carryforwards, covering the tax years 1992 through 1995 and a portion of 1996, were sold to PSE&G in exchange for cash payments of approximately $817,000 and $468,000, in 1999 and 2000 respectively. These cash payments are shown as income tax benefits in the accompanying statements of operations. The Company anticipates similar transactions during 2001 and beyond, contingent upon approvals from the State Department of Taxation.

Deferred tax benefits, which amounted to $14,187,000 and $14,046,000 at December 31, 1999 and 2000 are principally attributable to net operating loss carryforwards and have been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $3,020,000, $211,000 in 1998 and 1999, respectively and decreased by $364,000 in 2000.

The income tax benefit of $817,000 and $468,000 for the years ended December 31, 1999 and 2000 reflect the Company's participation in the Tax Benefit Transfer Program described above. The benefit from losses generated during those years at the federal statutory rate is offset by equivalent increases in the valuation allowance.

(NOTE F)-- RESEARCH AND LICENSE AGREEMENTS:

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

         In November 1999, the Company was declared to be in breach of this agreement by Dimotech due to non-payment of royalties. Effective February 29, 2000, the Company discontinued the manufacture and sale of CLINICEL and the patent rights to reverted to Dimotech. In addition, at December 31, 1999, the Company wrote off to cost of sales the $186,000 carrying value of the Clincel products in inventory at such date. The company no longer sells the CLINICEL products. In February 2001, the Company was notified of a lawsuit filed in Israel against the Company and its principal executive officers by Dimotech, Ltd. for the non-payment of royalties and accrued interest in the amount of $125,000. Such amount is included in other liabilities in the accompanying balance sheets.

  [3] TECHNION AGREEMENTS:

     During June 1991, the Company entered into an agreement with Technion Research and Development Foundation, Ltd., in Haifa, Israel ( "Technion"), which was assigned to its wholly-owned subsidiary Dimotech, Ltd. ("Dimotech") and was amended in February 1994 and February 1996, pursuant to which the Company financed, and Dimotech conducted, research and development with regard to the Company's IN-SITU tissue culturing technology. In connection with the agreement, Technion assigned to the Company its worldwide rights to patent applications, any patents which may be issued and know-how to develop, manufacture and market products relating to this technology. This agreement was terminated by the Company in September 1998.

(NOTE G)-- COMMITMENTS:

   [1] LEASE:

   The Company entered into an operating lease in November 1996 for its corporate offices, which were vacated during 2000, at an annual fixed rent of $80,000. The initial term of the lease was for five years and included one five-year renewal option. At December 31, 2000 minimum future rental payments of $67,000 have been accrued. The terms of the lease provides for escalation for increases in real estate taxes and certain operating expenses. The Company's activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis. Rent expense was $84,000, $88,000 and $90,000 in 1998, 1999 and 2000, respectively.

   [2] EMPLOYMENT AGREEMENT:

     The Company has an employment agreement with one executive which expires in May 2001. Pursuant to this agreement, the Company's commitment regarding early termination benefits aggregates $120,000 at December 31, 2000.

(NOTE H)-- SURE-CLOSURE SYSTEM SALE:

     In July 1994, the Company sold or assigned to MedChem Products, Inc. substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31,2000 has been reduced by $348,000 of royalties earned after October 1, 1995. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. In connection with one such agreement, the Company may be liable for a two percent royalty on sales of the Sure-Closure System in the event that MedChem does not pay these royalties.

(NOTE I)-- RELATED PARTY:

     The Company incurred expenses of approximately $103,000, $67,000 and $108,000 in the years ended December 31, 1998, 1999 and 2000, respectively, for legal services rendered by a firm, one of the partners at which is a director and a principal stockholder of the Company. Accounts payable includes $85,000 and $93,000 at December 31, 1999 and 2000, respectively, due to such firm.

(NOTE J)---EXTRAORDINARY GAIN :

     For the year ended December 31, 1999 the extraordinary gain of $432,000 is attributable to the gain on extinguishment of amounts owed to a supplier by the transfer of title to equipment that had previously been charged to research and development expenses.

(NOTE K)-- QUARTERLY RESULTS (UNAUDITED):

                                                                             QUARTER ENDED
                                      ----------------------------------------------------------------------
                                      MARCH 31             JUNE 30           SEPTEMBER 30         DECEMBER 31         TOTAL YEAR
                                      --------             -------           ------------         -----------         ----------
2000

Revenues                        $     19,000       $    62,000              $9,000              $     11,000       $    101,000
Net income (loss)                   (305,000)         (290,000)           (141,000)                  216,000           (520,000)
Income (loss) per share -
basic and diluted (a)                  (0.03)            (0.03)              (0.01)                     0.02              (0.05)

1999

Revenues                         $   816,000       $   250,000         $    43,000                $  140,000       $  1,249,000
Net income (loss)                    198,000          (838,000)           (526,000)                  211,000           (955,000)
Income (loss) per share -
basic and diluted (a)                   0.03             (0.10)              (0.06)                     0.02              (0.11)


(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.