Form 10-Q
period 2001-03-31
LIFE MEDICAL SCIENCES INC
filed 2001-05-03
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               ------------------
                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER: 0-20580

                           LIFE MEDICAL SCIENCES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                     14-1745197
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)




      PO BOX 219 LITTLE SILVER, NEW JERSEY             07739
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

YES[  ]   NO[    ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, $.001 PAR VALUE - 10,343,342 SHARES OUTSTANDING AT APRIL 30, 2001

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX


                                                                                                PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations (unaudited) for the three-month                      3
          periods ended March 31, 2000 and 2001

          Condensed Balance Sheets as of December 31,2000 and                                     4
          March 31, 2001 (unaudited)

          Condensed Statements of Cash Flows (unaudited) for the                                  5
          three-month periods ended March 31, 2000 and 2001

          Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition                             7
          and Results of Operations


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                       10

          Signature                                                                              11

         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         LIFE MEDICAL SCIENCES, INC.

         STATEMENTS OF OPERATIONS
                         (unaudited)

                                                     (In thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ------------------------
                                                            2000                2001
                                                            ----                ----
Revenue
   Product sales                                 $             9    $              -
   Royalties                                                  10                   8
     Revenue                                                  19                   8

Cost of goods sold                                             1                   0

Gross profit                                                  18                   8

Operating expenses:
   Research and development                                  119                 175
   Sales and marketing                                        21                   0
   General and administrative                                190                 168
     Operating expenses                                      330                 343

Loss from operations                                        (312)               (335)

Interest income                                                7                   7
                                                 ---------------    ----------------
<
Net loss                                         $          (305)               (328)
                                                 ===============    =================

Net loss per share-basic and diluted             $         (0.03)   $          (0.03)
                                                 ================   =================

Weighted average shares outstanding                        9,744              10,343

             LIFE MEDICAL SCIENCES, INC.

                    BALANCE SHEETS

                                                 (In thousands, except per share data)


                                                                            DECEMBER 31,            MARCH 31,
                                                                                   2000                 2001
                                                                       -----------------     ----------------
                                                                                          (unaudited)
    ASSETS

    CURRENT ASSETS:

       Cash and cash equivalents                                      $             844      $            535
       Prepaid expenses and advances                                                110                    61
            Total current assets                                                    954                   596

    Furniture and equipment at cost (less depreciation of $47 and $14)               12                     4
                                                                      ------------------     -----------------
            TOTAL                                                     $             966      $            600
                                                                      ==================     =================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts payable                                               $           1,120      $          1,132
       Accrued expenses                                                             162                   138
       Capital lease obligation                                                      16
       Other liabilities                                                            169                   169
                                                                      ------------------     -----------------
            Total current liabilities                                             1,467                 1,439

    Capital lease obligation                                                          2                     0
    Deferred royalty income                                                         296                   288
                                                                      ------------------     -----------------
            Total liabilities                                                     1,765                 1,727

    STOCKHOLDERS' EQUITY:

       Preferred stock, $.01 par value; shares authorized -  5,000;
         Series A convertible shares issued and outstanding-none and 500              5                     5
       Common stock, $.001 par value; shares authorized 43,750;
         issued and outstanding - 9,470 and 10,250                                   10                    10
       Additional paid-in capital                                                36,094                36,094
       Accumulated deficit                                                      (36,908)              (37,236)
            Total stockholders' equity                                             (799)               (1,127)
                                                                      ------------------     -----------------
            TOTAL                                                     $             966      $            600
                                                                      ==================     =================

4

                 LIFE MEDICAL SCIENCES, INC.

                      STATEMENTS OF CASH FLOWS
                            (unaudited)


                                                                        THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                                   2000                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        (305)                (328)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                    7                    3
       Deferred royalty income                                                       (10)                  (8)
       Fair value of options issued as compensation                                   11
       Gain on termination of capital lease                                                               (10)
       Changes in operating assets and liabilities:
         Decrease/(increase) in prepaid expenses and advances                         (8)                  49
         (Decrease) in accounts payable and accrued expenses                        (112)                 (14)
         Increase/(decrease) in other liabilities                                    (35)
                                                                       ------------------   -------------------
            Net cash (used in) operating activities                                 (452)                (308)
                                                                       ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of equipment                                                                                  (1)
    Proceeds from exercise of stock option,including paid in capital                 108
    Payments on capitalized lease                                                     (2)
                                                                       ------------------   -------------------
            Net cash (used in)/provided by financing activities                      106                   (1)
                                                                       ------------------   -------------------

Net Increase/(decrease) in cash and cash equivalents                                (346)                (309)
Cash and cash equivalents at beginning of period                                     724                  844
                                                                       ------------------   -------------------
Cash and cash equivalents at end of period                               $           378      $           535
                                                                       ==================   ==================

Supplemental disclosure of noncash activities:
   Termination of capital lease (see note C)                                                  $            16

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A)       BASIS OF PRESENTATION

                  The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)       NET LOSS PER SHARE

                  Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would, in the case of a net loss, reduce the loss per share.

C)       CAPITAL LEASE

                  During the three months ended March 31, 2001, the Company negotiated the termination of an equipment lease. Pursuant to the arrangement, the Company returned equipment with a net book value of $6,000 and reduced to $6,000 its obligation which previously consisted of $18,000 of principal and $4,000 of accrued interest and maintenance fees. Accordingly, the Company recognized a gain of $10,000 which has been offset against general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 2000, the Company postponed the further advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology due to the lack of financial resources to fund such activities. As a result of this cash shortfall, in July 2000, the Company terminated all but one of its remaining employees. Contingent upon the receipt of additional funding, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In December 2000, the Company received approximately $1 million through the combination of a private placement of convertible preferred stock and the sale of certain state tax losses. The proceeds are, in part, being used to reinitiate activities in support of the REPEL-CV clinical development program.

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

RESULTS OF OPERATIONS

         Revenue for the three month period ended March 31, 2001 of $8,000 was attributable to royalties from product sales of the Sure-Closure System(TM). This revenue figure compares to $19,000 for the three month period ended March 31, 2000 consisting of $10,000 and $9,000, respectively, of royalties from sales of the Sure-Closure System and sales of CLINICEL products . The reduction in revenue is primarily attributable to the discontinuation of the manufacturing and sale of the CLINICEL products.

         Cost of goods sold of $1,000 for the three month period ended March 31, 2000, reflects costs to package and ship CLINICEL to the Company's consumer and trade customers. There were no comparable costs in 2001.

         The Company incurred research and development expenses of $175,000 for the three month period ended March 31, 2001, compared to $119,000 for the comparable prior year period. The increase in expenditures compared to the prior year is primarily attributable to the initiation of manufacturing and clinical development activities associated with the REPEL-CV cardiac surgery adhesion barrier film.

         Sales and marketing expenses of $21,000 for the three month period ended March 31, 2000, were exclusively associated with CLINICEL and consist primarily of contracted customer service expense. There were no comparable expenses in 2001.

         General and administrative expenses totaled $168,000 for the three month period ended March 31, 2001, compared to $190,000 for the comparable prior year period. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reduction in spending is primarily attributable to lower payroll-related expenses partially offset by increased legal fees.

         Interest income was $7,000 for the three month period ending March 31, 2001, equal to the amount realized during the comparable prior year period.

         The Company's net loss was $328,000 for the three months ended March 31, 2001. A net loss of $305,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $535,000 and $844,000 at March 31, 2001 and December 31, 2000, respectively.

         At March 31, 2001, the Company had a working capital deficit of $843,000. The cash and cash equivalents balance as of March 31, 2001 will not be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2001. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company is pursuing such additional funding through collaborative arrangements with strategic partners and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations and with its advisors regarding other public financing vehicles. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including additional state tax benefit transfers.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              On January 9, 2001, the Company filed a report on Form 8-K disclosing, under Item 5. Other Information, the completion, on December 26, 2000, of a private placement of 500,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LIFE MEDICAL SCIENCES, INC.
                                          (REGISTRANT)

         Date: April 30, 2001             /s/ ROBERT P. HICKEY
                                          --------------------------------
                                          ROBERT P. HICKEY
                                          CHAIRMAN, PRESIDENT, CEO AND CFO