Form 10-Q
period 2001-06-30
LIFE MEDICAL SCIENCES INC
filed 2001-08-07
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  0-20580

LIFE MEDICAL SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 219 Little Silver, New Jersey	07739
(Address of principal executive offices)	(Zip Code)

(732) 728-1769
(Registrant's telephone number, including area code)

             Indicate by check x whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, $.001 Par Value - 15,343,342 shares outstanding at July 20, 2001

LIFE MEDICAL SCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFE MEDICAL SCIENCES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

Revenue
Product sales	$50	$	$59	$
Royalties	12	9	22	17

Revenue	62	9	81	17

Cost of goods sold	3		4

Gross profit	59	9	77	17

Operating expenses:
Research and development	69	165	187	340
Sales and marketing			21
General and administrative	283	241	473	419

Operating expenses	352	406	681	759

(Loss) from operations	(293)	(397)	(604)	(742)

Interest income	4	5	11	12
Interest expense	(1)		(1)

Net (loss) before extraordinary items	(290)	(392)	(594)	(730)

Extraordinary items		70		80

Net (loss)	(290)	(322)	(594)	(650)

Net (loss) per share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Weighted average shares outstanding	10,264	11,168	10,004	10,755

LIFE  MEDICAL  SCIENCES, INC.

BALANCE SHEETS

	In thousands, except per share data
	December 31,	June 30,

	2000	2001

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$844	$251
Prepaid expenses and advances	110	13

Total current assets	954	264

Furniture and equipment at cost(less depreciation of $134 and $15)	12	3
Other assets

TOTAL	$966	$267

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,120	$982
Accrued expenses	162	139
Capital lease obligation	16	4
Other liabilities	169	312

Total current liabilities	1,467	1,437

Capital lease obligation	2
Deferred royalty income	296	279

Total liabilities	1,765	1,716

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; Series A convertible shares issued and outstanding-500 and none	5
Common stock, $.001 par value; shares authorized - 43,750; issued and outstanding-10,343 and 15,343	10	15
Additional paid-in capital	36,094	36,094
Accumulated deficit	(36,908)	(37,558)

Total stockholders' equity	(799)	(1,449)

TOTAL	$966	$267

LIFE MEDICAL SCIENCE, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended

	June 30,

	2000	2001

Cash flows from operating activities:
Net (loss) before extraordinary item	$(594)	$(730)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Extraordinary items		80
Depreciation	13	4
Deferred royalty income	(22)	(17)
Fair value of options issued as compensation	41
Gain on sale of NQSO by employees	36
Gain on termination of capital lease		(10)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and advances	9	97
(Decrease) in accounts payable and accrued expenses	(127)	(159)
(Decrease)/Increase in other liabilities	(92)	143

Net cash (used in) operating activities	(736)	(592)

Cash flows from financing activities:
Purchase of equipment		(1)
Proceeds from exercise of stock option,including paid in capital	109
Payments on capitalized lease	(4)

Net cash provided by financing activities	105	(1)

Net Increase/(decrease) in cash and cash equivalents	(631)	(593)
Cash and cash equivalents at beginning of period	724	844

Cash and cash equivalents at end of period	$93	$251

Supplemental disclosure of noncash activities:  Termination of capital lease (see note C)

LIFE MEDICAL SCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)         Basis of Presentation

             The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.  These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)         Net Loss Per Share

             Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would, in the case of a net loss, reduce the loss per share.

C)         Extraordinary Items

             During the six-month period ended June 30, 2001, the Company negotiated the termination of an equipment lease.  Pursuant to the arrangement, the Company returned equipment with a net book value of $6,000 and reduced to $6,000 its obligation which previously consisted of $18,000 of principal and $4,000 of accrued interest and maintenance fees.  Accordingly, the Company recognized a gain of $10,000 which was reported as an extraordinary item.  An additional extraordinary gain of $70,000 was reported which is attributable to the settlement of outstanding trade obligations that had previously been charged to general and administrative and sales and marketing expenses.

D)         Other

             Included in Other Liabilities as of June 30, 2001, is $150,000 in payments received in June 2001 from investors participating in an equity financing scheduled to close upon the receipt of a minimum of $1 million in aggregate investment.

Item 2.   Management's Discussion And Analysis of Financial Condition And Results of Operations

General

             Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  During 2000, the Company postponed the further advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology due to the lack of financial resources to fund such activities.  As a result of this cash shortfall, in July 2000, the Company terminated all but one of its remaining employees.  Contingent upon the receipt of additional funding, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment.  Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and  preclinical studies.  In February 2000, the Company completed a pilot clinical trial for its REPEL-CV™ bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures.  In December 2000, the Company received approximately $1 million through the combination of a private placement of convertible preferred stock and the sale of certain state tax losses.  In June 2001, the Company received a total of $150,000 from investors participating in an ongoing equity financing.  This amount was included in Other Liabilities pending the closing of this financing which is contingent upon raising a minimum of $1 million.  The proceeds of these financings and sale of tax  losses are, in part, funding the ongoing REPEL-CV clinical development program.

The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery.  The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CVTM), gynecological and general surgical procedures (REPELTM), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVETM)and orthopedic and spinal surgical procedures (RELIEVETM).  These products are in various stages of development.

             Certain statements in this Report on Form 10-Q (the “Report”) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

             Revenue for the three and six month periods ended June 30, 2001 of $9,000 and $17,000, respectively, was attributable to royalties from product sales of the Sure-Closure System™. These revenue figures compare to $62,000 and $81,000 for the three and six month periods ended June 30, 2000, respectively, consisting of $50,000 and $59,000, respectively, in sales of CLINICEL products and $12,000 and $22,000, respectively, of royalties from sales of the Sure-Closure System. The reduction in revenue is primarily attributable to the discontinuation of the manufacturing and sale of the CLINICEL products.

             Cost of goods sold of $3,000 and $4,000 for the three and six month periods ended June 30, 2000, respectively, reflects costs to package and ship CLINICEL to the Company’s consumer and trade customers. The Company incurred no cost of goods sold in 2001.

             The Company incurred research and development expenses of $165,000 and $340,000 for the three and six month periods ended June 30, 2001, respectively, compared to $69,000 and $187,000 for the comparable prior year periods. The increase in expenditures compared to the prior year is primarily attributable to the initiation of manufacturing and clinical development activities associated with the REPEL-CV cardiac surgery adhesion barrier film.

             Sales and marketing expenses of $21,000 for the six month period ended June 30, 2000, were exclusively associated with CLINICEL and consist primarily of contracted customer service expense.  The Company incurred no sales and marketing expenses in 2001.

             General and administrative expenses totaled  $241,000 and $419,000 for the three and six month periods ended June 30, 2001, respectively, compared to $283,000 and $473,000 for the comparable prior year periods. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reduction in spending is primarily attributable to lower payroll-related expenses partially offset by increased legal and consulting fees.

             Interest income was $5,000 and $12,000 for the three and six month periods ending June 30, 2001, respectively, and $4,000 and $11,000 for the comparable prior year periods.

             The Company recorded extraordinary gains of $70,000 and $80,000 for the three and six month periods ended June 30, 2001, respectively.  There were no comparable prior year amounts.  See Note C for the basis for these entries.

             The Company’s net loss was $322,000 and $650,000 for the three and six month periods ended June 30, 2001, respectively, compared to $290,000 and $594,000 for the comparable year periods. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

             Cash and cash equivalents were $251,000 and $844,000 at June 30, 2001 and December 31, 2000, respectively.

             At June 30, 2001, the Company had a working capital deficit of  $1,173,000.  The cash and cash equivalents balance as of June 30, 2001 will not be sufficient to meet the Company’s cash requirements for operating activities through the remainder of 2001. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company.  The Company is pursuing such additional funding through collaborative arrangements with strategic partners and additional equity or debt financings. The Company continues to be in discussion with venture and private investors regarding a private placement of new equity in amounts sufficient to support near term operations.  Any additional financings may be dilutive to existing stockholders.  The Company is also pursuing other initiatives, including additional state tax benefit transfers.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

                           In July 2001, the Company entered into an Application for an Agreed Judgment with Dimotech, Ltd. related to a lawsuit filed against the Company and its chief executive officer for non-payment of royalties and accrued interest of approximately $125,000 under an agreement relating to CLINICEL products.  The litigation was previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  Under the terms of the Application, which is subject to court approval, the parties agreed to a final settlement of the litigation upon the following principal terms:

•	The Company will pay Dimotech $10,000 in cash (which amount has been paid) and an additional $37,237 by August 31, 2001. Upon payment of these amounts, all claims against the Company’s chief executive officer will be dismissed with prejudice.
•	The Company will issue to Dimotech by August 31, 2001, 5-year 6.5% convertible debentures in the aggregate principal amount of $40,000. Interest shall be payable quarterly and principal shall be due at maturity. The debentures shall be convertible, at any time prior to maturity at the option of the holder, into 40,000 shares of Common Stock, or such other senior equity security as may be outstanding at the time of conversion.
•	The Company will issue to Dimotech $25,000 worth of securities in the Company’s planned financing.
•	The Company has agreed to pay penalties in varying amounts in the event it fails to comply with aspects of the settlement.
•	Except for $5,000 of Dimotech’s legal costs which the Company has paid, each party has agreed to bear its own legal expenses.

ITEM 5.            Other Information

                           As previously reported, in December 2000, the Company completed a private placement of 500,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash.  On June 15, 2001, these preferred shares automatically converted by their terms into an aggregate of 5,000,000 shares of the Company’s Common Stock.

ITEM 6.            Exhibits and Reports on Form 8-K

(a)         Exhibits.

                           None

(b)        Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life Medical Sciences, Inc.
(Registrant)

Date: July 31, 2001	/s/ Robert P. Hickey

Robert P. Hickey
Chairman, President, CEO and CFO