Form 10-Q
period 2001-09-30
LIFE MEDICAL SCIENCES INC
filed 2001-11-09
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Common Stock, $.001 Par Value - 15,343,342 shares outstanding at October 30, 2001

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three and     3
         nine-month periods ended September 30, 2000 and 2001

         Condensed Balance Sheets as of December 31,2000 and                  4
         September 30, 2001 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the               5
         nine-month periods ended September 30, 2000 and 2001

         Notes to Condensed Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial Condition          7
         and Results of Operations

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9

         Signature                                                           10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      (In thousands, except per share data)    (In thousands, except per share data)

                                               Three Months Ended                          Nine Months Ended
                                                  September 30,                              September 30,
                                               2000          2001                         2000          2001
                                             --------      --------                     -------      --------
Revenue
    Product sales                                                                       $    59
    Royalties                                $      9      $      9                          31      $     26
                                             --------      --------                     -------      --------
       Revenue                                      9             9                          90            26

Cost of goods sold                                                                            4
                                             --------      --------                     -------      --------

Gross profit                                        9             9                          86            26

Operating expenses:
    Research and development                       16            36                         203           376
    Sales and marketing                                                                      21
    General and administrative                    140            92                         613           511
                                             --------      --------                     -------      --------
       Operating expenses                         156           128                         837           887
                                             --------      --------                     -------      --------

(Loss) from operations                           (147)         (119)                       (751)         (861)

Other income/(expense):
    Interest income                                 1             2                          12            14
    Interest expense                                             (1)                         (1)           (1)
    Gain on settlement of debt                      5             9                           5            89
                                             --------      --------                     -------      --------
       Other income/(expense)                       6            10                          16           102
                                             --------      --------                     -------      --------

Net (loss)                                       (141)         (109)                       (735)         (759)
                                             ========      ========                     =======      ========

Net (loss) per share - basic and diluted     $  (0.01)     $  (0.01)                    $ (0.07)     $  (0.06)
                                             ========      ========                     =======      ========

Weighted average shares outstanding            10,279        15,343                      10,096        12,303

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                   (In thousands, except per share data)
                                                                         December 31,  September 30,
                                                                         ------------  -------------
                                                                             2000          2001
                                                                         ------------  -------------
ASSETS                                                                                  (unaudited)

Current assets:
   Cash and cash equivalents                                               $    844      $    242
   Prepaid expenses and advances                                                110            15
                                                                           --------      --------
        Total current assets                                                    954           257

Furniture and equipment at cost(less depreciation of $47 and $16)                12             2
Other assets
                                                                           --------      --------
        TOTAL                                                              $    966      $    259
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $  1,120      $    942
   Accrued expenses                                                             162           139
   Capital lease obligation                                                      16
   Other liabilities                                                            169           106
   Advances on equity investment                                                              200
   Notes payable-short term                                                                   120
                                                                           --------      --------
        Total current liabilities                                             1,467         1,507

Capital lease obligation                                                          2
Deferred royalty income                                                         296           270
Note payable-long term                                                                         40
                                                                           --------      --------
        Total liabilities                                                     1,765         1,817
                                                                           --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000;
     Series A convertible shares issued and outstanding-500 and none              5
   Common stock, $.001 par value; shares authorized - 43,750;
     issued and outstanding-10,343 and 15,343                                    10            15
   Additional paid-in capital                                                36,094        36,094
   Accumulated deficit                                                      (36,908)      (37,667)
                                                                           --------      --------
        Total stockholders' equity                                             (799)       (1,558)
                                                                           --------      --------
        TOTAL                                                              $    966      $    259
                                                                           ========      ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                           September 30,
                                                                         -----------------
                                                                          2000       2001
                                                                         ------     ------
Cash flows from operating activities:
    Net (loss)                                                           $(735)     $(759)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Loss on sale of equipment                                            12
       Depreciation                                                         21          5
       Deferred royalty income                                             (31)       (26)
       Fair value of options issued as compensation                         41
       Gain on sale of NQSO by employees                                    36
       Gain on termination of capital lease                                           (10)
       Gain on settlement of debt                                           (5)       (79)
       Changes in operating assets and liabilities:
         Decrease in prepaid expenses and advances                          10         95
         (Decrease) in accounts payable and accrued expenses               (82)      (120)
         (Decrease) in other liabilities                                   (94)       (63)
                                                                         -----      -----
            Net cash (used in) operating activities                       (827)      (957)
                                                                         -----      -----

Cash flows from investing activities:
    Proceeds from sale of equipment                                          4
                                                                         -----
            Net cash from investing activities                               4
                                                                         -----

Cash flows from financing activities:
    Purchase of equipment                                                              (1)
    Proceeds from exercise of stock option,including paid in capital       110
    Payments on capitalized lease                                           (4)        (4)
    Proceeds from issuance of notes payable                                           160
    Advances on equity investment                                                     200
                                                                         -----      -----
            Net cash provided by financing activities                      106        355
                                                                         -----      -----

Net Increase/(decrease) in cash and cash equivalents                      (717)      (602)
Cash and cash equivalents at beginning of period                           724        844
                                                                         -----      -----
Cash and cash equivalents at end of period                               $   7      $ 242
                                                                         =====      =====

Supplemental disclosure of noncash activities:
    Termination of capital lease and accrued interest                               $  16
    Conversion of preferred stock to common stock                                   $   5
    Conversion of other liability to note payable                                   $  40

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)    Basis of Presentation

            The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)    Net Loss Per Share

            Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during each period, which excludes outstanding options and warrants since their inclusion would, in the case of a net loss, reduce the loss per share.

C)    Advances on Equity Investment

            Included in advances on equity investment as of September 30, 2001, is $200,000 in payments recently received from investors participating in an anticipated equity financing scheduled to close upon the receipt of a minimum of $1 million in aggregate investment.

D)    Other

            During the nine-month period ended September 30, 2001, the Company negotiated the termination of an equipment lease. Pursuant to the arrangement, the Company returned equipment with a net book value of $6,000 and reduced to $6,000 its obligation which previously consisted of $18,000 of principal and $4,000 of accrued interest and maintenance fees. Accordingly, the Company recognized a gain of $10,000. An additional gain of $79,000 was reported which is attributable to the settlement of outstanding trade obligations that had previously been charged to general and administrative and sales and marketing expenses.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

General

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. During 2000, the Company postponed the further advancement and expansion of product development programs based on its proprietary bioresorbable polymer technology due to the lack of financial resources to fund such activities. As a result of this cash shortfall, in July 2000, the Company terminated all but one of its remaining employees. Contingent upon the receipt of additional funding, the Company intends to apply its platform technology to the development of multiple products that address unmet therapeutic needs or offer improved, cost-effective alternatives to current methods of treatment. Products currently under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In February 2000, the Company completed a pilot clinical trial for its REPEL-CV(TM) bioresorbable adhesion barrier film, the first surgical device approved by the FDA for human evaluation in the prevention of adhesions after open-heart surgical procedures. In December 2000, the Company received approximately $1 million through the combination of a private placement of convertible preferred stock and the sale of certain state tax losses. The proceeds of this financing and sale of tax losses have, in part, funded the ongoing REPEL-CV clinical development program.

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

Results of Operations

      Revenue for the three and nine month periods ended September 30, 2001 of $9,000 and $26,000, respectively, was attributable to royalties from product sales of the Sure-Closure System(TM). These revenue figures compare to $9,000 and $90,000 for the three and nine month periods ended September 30, 2000, respectively. The revenue figure of $90,000 for the nine month period ended September 30, 2000 consisted of $59,000 in CLINICEL product sales and $31,000 in Sure-Closure System royalties. The reduction in revenue is primarily attributable to the discontinuation of the manufacturing and sale of the CLINICEL products.

      Cost of goods sold of $4,000 for the nine month period ended September 30, 2000 reflects costs to package and ship CLINICEL to the Company's consumer and trade customers. The Company incurred no cost of goods sold in 2001.

      The Company incurred research and development expenses of $36,000 and $376,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $16,000 and $203,000 for the comparable prior year periods. The increase in expenditures compared to the prior year is primarily attributable to the manufacturing and clinical development activities associated with the REPEL-CV cardiac surgery adhesion barrier film.

      Sales and marketing expenses of $21,000 for the nine month period ended September 30, 2000, were exclusively associated with CLINICEL and consist primarily of contracted customer service expense. The Company incurred no sales and marketing expenses in 2001.

      General and administrative expenses totaled $92,000 and $511,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $140,000 and $613,000 for the comparable prior year periods. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reduction in spending is primarily attributable to lower payroll-related expenses.

      Interest income was $2,000 and $14,000 for the three and nine month periods ending September 30, 2001, respectively, and $1,000 and $12,000 for the comparable prior year periods. Interest expense was $1,000 for both the three and nine month periods ending September 30, 2001 which was equal to the amount recorded for the prior year nine month period.

      The Company reported gains on the settlement of trade payables of $9,000 and $89,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $5,000 for both prior year reporting periods.

      The Company's net loss was $109,000 and $759,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $141,000 and $735,000 for the comparable prior year periods. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

      Cash and cash equivalents were $242,000 and $844,000 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the Company had a working capital deficit of $1,250,000. The cash and cash equivalents balance as of September 30, 2001 will not be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2001. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products and to fund the growth that is expected to occur if any of its current and proposed products are approved for marketing. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company continues to be in discussion with institutional and private investors regarding a private placement of new equity in amounts sufficient to support near term operations. The Company recently received a total of $200,000 from investors participating in an ongoing equity financing. This amount was included in advances on equity investment pending the closing of this financing which is contingent upon raising a minimum of $1 million. In September 2001, the Company received $120,000 through the execution of a demand promissory note which is intended to be converted into equity upon the closing of the above referenced equity financing. Any additional financings may be dilutive to existing stockholders. The Company is also pursuing other initiatives, including additional state tax benefit transfers.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

            In July 2001, a judgment was rendered against the Company and in favor of R.R. Donnelley & Sons Company in the amount of $24,724 related to the non-payment of trade invoices. The Company is in discussions on the settlement of this judgment.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            None

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Life Medical Sciences, Inc.
                                        (Registrant)


Date: November 9, 2001                        /s/ Robert P. Hickey
                                              ----------------------------------
                                        Robert P. Hickey
                                        Chairman, President, CEO and CFO