Form 10-K405
period 2001-12-31
LIFE MEDICAL SCIENCES INC
filed 2002-03-22
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period __________ to __________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 8, 2002 was approximately $4.5 million.

      As of March 8, 2002, 15,535,650 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

                                     PART I

Item 1. Business

General

      Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. With the receipt of approximately $1 million in December 2000, through a combination of equity financing and the sale of state tax losses, the Company was able to reinitiate development activities related to its REPEL-CV(TM) adhesion barrier film that had previously been postponed due to limited financial resources. During 2001, the Company received advances totaling $440,000 in the form of convertible debt from investors in a larger preferred stock/warrant offering which was completed in March 2002 for an aggregate of $1.2 million (including the conversion of the convertible debt), $300,000 of which is being held in escrow pending the increase in the Company's authorized Common Stock. The Company raised an additional $294,000 in December 2001 from the sale of certain New Jersey state tax losses. The proceeds of these financings are intended to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses. In April 2001, the Board of Directors approved a proposed purchase of the polymer technology assets of a third party in exchange for the issuance of 6,900,000 shares of restricted Common Stock of the Company. Execution of the transaction was made contingent upon the completion of the $1.2 million preferred stock/warrant offering and the increase in the Company's authorized Common Stock as previously referenced. The Company has not entered into a written agreement concerning this transaction and cannot assure that the transaction will occur on the terms approved or at all.

      The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility and strength. Unlike many other polymer systems that may cause untoward tissue responses, polymers derived from the Company's proprietary polymer technology are highly biocompatible. In addition to products for the prevention or reduction of post-operative adhesions, the Company believes that potential medical applications for its polymer technology include resorbable sutures, stents, coatings for implantable devices and drug delivery systems.

Certain Historical Activities

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

      The Company is a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992.

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

      According to industry data, adhesions occur in approximately 93% of abdominal surgeries, between 55% and 100% of gynecologic operations and in virtually every open-heart procedure. Adhesion formation after open-heart surgical procedures is a well-documented, significant complication at the point of performing a secondary procedure. Secondary procedures (re-do's) account for 15-20% of the approximately 500,000 open-heart surgeries performed annually in the United States. Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open-heart surgical procedure. These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure. There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

      Since it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of its adhesion prevention products. The Company believes that current products for the prevention or reduction of adhesions are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that its products under development may not suffer from some if not all of these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or breakdown products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that its products will provide an additional clinical benefit in that they have been shown to uniformly dissolve without forming particles or breakdown products, which could lead to untoward biological effects.

      Set forth below is a chart summarizing the Company's products and their stage of development, followed by a more detailed description of each product.

----------------------------------------------------------------------------------------------------------------
Adhesion Prevention Products Under Development
----------------------------------------------------------------------------------------------------------------
                       Potential                                                                 Est. Annual
Product                Therapeutic Application                  Status                        Market Potential
----------------------------------------------------------------------------------------------------------------
REPEL-CV               Preventing or reducing post-operative    IDE approval for a            $250 Million
Barrier Film           surgical adhesions in  open heart        feasibility clinical trial
                       surgical procedures.
----------------------------------------------------------------------------------------------------------------
REPEL(TM)              Preventing or reducing  post-operative   IDE  approval for a pivotal   $100 Million
Barrier Film           surgical adhesions in gynecological      clinical trial in
                       and general surgical procedures.         gynecological procedures.
----------------------------------------------------------------------------------------------------------------
RESOLVE(TM)            Preventing or reducing post-operative    Preclinical development       $400 Million
Viscous Solution       surgical adhesions in gynecological
                       and general abdominal surgery.
----------------------------------------------------------------------------------------------------------------
RELIEVE(TM)            Preventing or reducing post-operative    Preclinical development       $300 Million
Viscous Solution       surgical adhesions in orthopedic and
                       spinal surgery.
----------------------------------------------------------------------------------------------------------------

REPEL-CV

      REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure. REPEL-CV was evaluated in a series of pre-clinical studies which were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated as well as virtually preventing the formation of adhesions to the surface of the heart.

      In December 2001, the Company received FDA approval to conduct a feasibility clinical trial for REPEL-CV in open heart surgical procedures. It is anticipated that this trial will commence during the first quarter of 2002 and take approximately one year to complete. This trial is designed to provide initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as provide additional safety data. In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique.

REPEL

      REPEL adhesion barrier film is the first in the series of bioresorbable adhesion prevention products from the Company's patented platform technology. REPEL was tested in a series of pre-clinical studies at the University of Southern California in which its efficacy was evaluated in controlled, blinded, randomized studies. These studies demonstrated that REPEL either completely eliminated or substantially reduced the formation of adhesions in the peritoneal cavity in such industry standard models as de novo adhesion formation, adhesion reformation and adhesion formation in the presence of blood. Throughout these studies, REPEL was assessed as safe and biocompatible and resorbed without complication. In conjunction with the Investigational Device Exemption (IDE) submission to the FDA, REPEL was rated safe in an extensive series of non-clinical toxicologic and hematologic studies.

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

      The Yissum Agreement continues until the earlier of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion, subject to certain exceptions set forth below, to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company does not advise Yissum of the completion of development and manufacturing work necessary to lead to the development of a product by December 31, 2001; (ii) the Company does not advise Yissum of the first commercial sale by December 31, 2001; (iii) the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2002; (iv) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (v) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or the Company passes a resolution for voluntary winding up, or a winding up application is made against the Company, an attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company, and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. Notwithstanding the foregoing: (i) in the event that the Company does not advise Yissum of the first commercial sale by December 31, 2001, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2002 so long as the Company pays to Yissum a minimum royalty payment of $50,000; (ii) in the event that the Company does not (a) advise Yissum of the first commercial sale by December 31, 2002 or (b) reach total net sales of products or achieve income of $1,000,000 by December 31, 2002, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2003 so long as the Company pays to Yissum a minimum royalty payment of $50,000; and (iii) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2003, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2004 so long as the Company pays to Yissum a minimum royalty payment of $50,000. In that the Company did not commercialize a product by December 31, 2001, the previously referenced minimum royalty payment of $50,000 was made to Yissum in January 2002. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to the Company will revert in full to Yissum.

   Clinicel(TM)

      The CLINICEL product line was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In July 1995, the Company entered into an agreement with Dimotech Ltd., a subsidiary of Technion R&D Foundation Ltd., (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech with regard to CLINICEL. Pursuant to the Dimotech Agreement,

Dimotech had assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to CLINICEL. Under the terms of the Dimotech Agreement, all rights in the research or products developed were owned solely by the Company. On February 29, 2000, the Dimotech Agreement was terminated and all rights therein which accrued to the Company reverted to Dimotech and the license granted to the Company expired.

   Sure-Closure System(TM)

      The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion has assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will continue to be reduced by a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties under the Skin Stretching Agreement, to MedChem. In October 1997 the Sure-Closure System was acquired by the Zimmer Inc. subsidiary of Bristol-Myers Squibb.

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

      Sales of devices, new drugs and biologic products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device, new drug or biologic product by a comparable regulatory authority of a foreign country must generally be obtained prior to the initiation of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

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

Patents and Proprietary Rights

      In connection with the polymer technology, the Company currently holds five issued United States patents, one Australian patent, one Canadian patent and one Israeli patent relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The first US patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second US patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third and fourth US patents claim novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The fifth US patent claims novel bioresorbable polymeric compositions based on AB polyester diblocks and triblocks. The five US patents will remain in effect until June 2, 2008, May 3, 2010, July 11, 2016, July 11, 2017 and April 3, 2018, respectively, provided that all requisite maintenance fees are paid to the US Patent and Trademark Office. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the US and international patent agencies.

Competition

      The Company's adhesion prevention products are expected to compete with various currently marketed products such as Interceed(TM), a product of Johnson & Johnson, Seprafilm(TM), a product of Genzyme Biosurgery, Intergel(TM), a product of LifeCore Biomedical, Inc., Adcon-L(TM), a product of Gliatech, Inc. and Goretex(TM), a product of WL Gore. Several other companies including Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc. and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal bases of competition.

Manufacturing

      The Company intends to rely primarily on one primary manufacturer to produce its proposed products for testing and commercial purposes. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's products will be manufactured in a facility in compliance with regulatory requirements. The Company has engaged a third party to inspect the product formulated by the manufacturer for quality assurance purposes.

      As of the date of this report, the Company and its primary manufacturer have completed various manufacturing pilot batches and scale-up studies at its primary contract manufacturing site. The Company's manufacturing equipment, which was used by the manufacturer in the production process, was pledged as collateral against amounts owed to this manufacturer during 1998. On April 12, 1999, the Company transferred the title to this equipment to the contract manufacturer in exchange for the forgiveness of certain liabilities owed. The Company has recently reinitiated the production of REPEL-CV products for use in clinical trials at this manufacturer and intends to continue this manufacturing development and optimize, validate and utilize the process, equipment and manufacturer to produce further clinical and commercial sale products at this site.

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

      Products utilizing the Company's technologies are expected to be targeted to various segments in the medical community, including physicians, surgeons, and other care providers. The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance of the Company's products as an alternative to other available products, among the medical community. Such acceptance will be substantially dependent on educating the medical community as to the distinctive characteristics and potential benefits of the Company's technologies and products.

Product Liability and Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials providing coverage in an aggregate amount of $5,000,000.

Human Resources

      As of March, 2002, the Company employed one full time employee. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. Subject to availability of sufficient financing, the Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

      The Company's executive officer is as follows:

                   Name                Age       Positions with the Company
      -------------------------------  ---     ------------------------------
      Robert P. Hickey...............  56      Chairman, President, CEO & CFO

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

Steven R. Gundry, M. D.       Dr. Steven R. Gundry is Director of the
                              International Heart Institute at the Dessert
                              Regional Medical Center, Palm Springs, CA and
                              Professor, Departments of Surgery and Pediatrics at Loma Linda University School of Medicine. Dr.
                              Gundry is a Board certified cardiothoracic surgeon with research interests in myocardial protection, minimally invasive surgery, robotics and cardiovascular surgery.

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

Eli Pines, Ph.D.              Eli Pines, Ph.D. previously served as a Vice
                              President and the Chief Scientific Officer of the Company from June 1995 to July 2000.. From June
                              1992 to June 1995 Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventeen years by Johnson & Johnson, where his last position was director of new products research and development with worldwide responsibilities for the Surgical
                              Specialty Division of Johnson & Johnson Medical,
                              Inc. Dr. Pines received a BS in Chemistry from
                              Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The
                              Rockefeller University from 1972 to 1974.

Eric A. Rose, M.D.            Eric A. Rose is Chairman, Department of Surgery at
                              College of Physicians & Surgeons of Columbia
                              University, New York, Surgeon-in-Chief of
                              Columbia-Presbyterian Medical Center, New York and
                              Director, Cardio-Thoracic Services at St.
                              Michael's Medical Center, Newark, New Jersey.

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

      Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report: Loss on Sale or Merger

      The Company's available cash as of December 31, 2001, will not be sufficient to meet its cash requirements through

2002; however, the addition of the proceeds from the Series B Offering described herein should provide sufficient cash to fund operations through 2002. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company is seeking such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If the Company is not able to raise additional funds as needed to continue its research and development programs, it may become necessary for the Company to attempt to be merged or sold in whole or in part with or to another entity. There can be no assurance that such a sale or merger would be available, but if it were, the proceeds to the Company or its stockholders from such a sale or merger could be substantially less than the amount invested by stockholders in the Company, resulting in significant losses to the stockholders on their investment in the Company's securities.

Limited Operating History; History of Losses

      The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $955,000, $520,000 and $676,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, the Company had an accumulated deficit of $37,584,000 which has increased since that date. Although recent capital constraints have reduced spending levels, the Company continues to expend financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology and
(ii) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

No Assurance of Regulatory Approvals; Potential Delays

      The Company's proposed products will be subject to regulation by the FDA and comparable agencies in foreign countries. The regulatory approval process often takes a number of years and requires the expenditure of substantial funds. In the United States, the FDA enforces, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, recordkeeping and reporting requirements for new drugs, medical devices, biologics and cosmetics. In addition, there can be no assurance that government regulations applicable to the Company's products or the interpretation of those regulations will not change and thereby prevent the Company from marketing some or all of its products temporarily or permanently. There can be no assurance that any proposed products that may be developed by the Company will be able to satisfy the current requirements and regulations of the FDA or comparable foreign agencies. There can be no assurance that clinical testing will provide evidence of safety and efficacy in humans or that regulatory approvals will be granted for any of the Company's proposed products.

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

Patents and Proprietary Rights; No Assurance of Enforceability or Significant Competitive Advantage

      The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and other products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns five United States patents, one Australian patent, one Canadian patent and one Israeli patent relating to its polymer technology. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid.

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

Risk of Not Obtaining Additional Manufacturing Facilities and Experienced Manufacturing Personnel and/or Establishing Contract Manufacturing Arrangements with Others

      The Company believes it currently has contracted for sufficient manufacturing capabilities to allow for production of its proposed products in quantities sufficient to support its anticipated commercial needs and clinical programs. To be successful, however, the Company must be capable of manufacturing or contracting for the manufacture of its products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. The Company may manufacture certain products directly at such time, if ever, that such products are successfully developed. The Company has no experience with the direct manufacture of these proposed products. The manufacture of these proposed products is complex and difficult, and will require the Company to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. There can be no assurance that experienced personnel can be attracted to or retained by the Company, or that the Company will be able to obtain the financing necessary to manufacture these products directly.

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

Competition and Technological Obsolescence

      The Company is engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Many of these companies have substantially greater capital resources, research and development staffs, facilities and experience in obtaining regulatory approvals than the Company as well as substantially more experience than the Company in the manufacturing, marketing and sale of products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. The Company believes that its competitive position will be based on its ability to create and maintain scientifically advanced technology and proprietary products, obtain required government approvals on a timely basis, develop and manufacture its proposed products on a cost-effective basis and successfully market its products. There can be no assurance that the Company's current or proposed products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

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

Dependence Upon Attraction and Retention of Key Personnel and Consultants

      The Company is dependent upon a limited number of key management, scientific and technical personnel and consultants. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. In addition, the Company relies upon consultants and advisors to assist the Company in formulating its research and development strategies, testing and manufacturing and marketing-related issues. All of the Company's consultants and advisors are employed outside the Company and may have commitments or consulting or advisory contracts with other entities.

Risk of Product Liability Claims; Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's proposed products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's proposed products, if any, that receive regulatory approval for commercial sales. The Company currently has product liability insurance coverage for the use of its proposed products in clinical trials. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or be able to maintain the current level of insurance. Further, there can be no assurance that a product liability claim would not materially adversely affect the Company. A product liability or other judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

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

Future Sales of the Company Securities Could Lower the Stock Price and Impair the Ability to Raise Funds

      The market price of the Company's securities could drop due to sales of a large number of the Company's securities or the perception that such sales could occur. Such sales also might make it more difficult to sell additional securities in the future at a price deemed appropriate by the Company. Of the Company's 15,535,650 shares of Common Stock outstanding as of March 8, 2002, 8,354,542 shares are "restricted shares," as defined in Rule 144 of the Securities Act, and under certain circumstances may be sold without registration pursuant to Rule 144. Additional shares of Common Stock are issuable upon exercise or conversion of outstanding derivative securities as follows:
11,125,000 shares upon conversion of outstanding shares of Series B Preferred Stock, which shares will automatically convert into Common Stock in March 2003; 11,125,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on June 30, 2002 (or later under certain circumstances); 12,042,000 shares upon exercise of outstanding warrants, exercisable at $0.24 per share and expiring in March 2004 (or later under certain circumstances); 200,000 shares upon exercise of outstanding warrants, exercisable at $7.95 per share and expiring in May 2002; and approximately 9,109,000 shares issuable upon exercise of outstanding options issued under and outside the Company's plans, exercisable at prices ranging from $0.023 to $7.00 and expiring from May 2003 to January 2009.

      Holders of the Series B Preferred Stock and warrants referred to above are entitled to certain registration rights for the underlying shares. Registration of such shares, or even the perception that such registration that such registration might occur, could also adversely affect the price of the Company's Common Stock.

Possible Volatility of Stock Price

      The market price of the Company's Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, and/or ability to obtain capital, shortfalls in revenue or earnings from levels expected by securities analysts, outcomes of clinical trials and regulatory submissions, announcements of technological innovations or new products by the Company or its competitors, governmental regulations, developments with respect to patents or proprietary rights, litigation, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock and the Warrants.

Item 2. Properties

      The Company's offices are currently located in an aggregate of approximately 500 square feet in Oceanport New Jersey. The space is provided by the Company's Chairman on a month-to-month basis and there is no lease expense associated with this space. Any staff expansion will necessitate the Company securing leased commercial space.

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

Item 3. Legal Proceedings

      The Company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities. The Company has, however, experienced cash shortages recently and has been subject to litigation and may continue to be subject to litigation in connection with actions by third parties for amounts claimed to be owed. In July 2001, a judgment was rendered against the Company and in favor of R.R. Donnelley & Sons Company in the amount of $24,724 related to the non-payment of trade invoices. To the best of the Company's knowledge, this judgment is pending final resolution by the court.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

(a)   Market Information

      The Company's Common Stock, Class A Warrants, and Class B Warrants have traded separately on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbols CHAI, CHAIW, and CHAIZ, respectively, from September 22, 1992 to August 27, 1998. Effective August 28, 1998, the Company's securities were delisted from the Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the company's Common Stock, Class A Warrants, and Class B Warrants have been quoted on the OTC Bulletin Board. On March 21, 2002, the Class A and Class B Warrants expired. The following sets forth the quarterly high and low sales price for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                     Common Stock
                                                      Sales Price
                                                   ----------------
                                                    High       Low
                                                    ----       ---
         Fiscal Year Ended December 31, 2000
            First Quarter                          $1 5/8     $5/16
            Second Quarter                          23/32      7/32
            Third Quarter                            9/32      3/32
            Fourth Quarter                           5/32      3/64

         Fiscal Year Ended December 31, 2001
            First Quarter                           33/64       1/8
            Second Quarter                           3/10       1/9
            Third Quarter                             1/3       1/9
            Fourth Quarter                            1/4      1/10

         Fiscal Year Ended December 31, 2002
            January 1 through February 28, 2002    44/100       1/8

      In March 2002, the Company completed an offering (the "Series B Offering") of 1,000,000 units at a price of $1.20 per unit, each unit consisting of one share of Series B Convertible Preferred Stock, one warrant, exercisable until June 30, 2002 (or later under certain circumstances), to purchase 10 shares of Common Stock at $0.12 per share, and one warrant, exercisable for two years from the issuance date (or later under certain circumstances), to purchase 10 shares of Common Stock at $0.24 per share. Each share of Series B Preferred is automatically convertible on the first anniversary of the date of issuance into 10 shares of Common Stock (subject to antidilution adjustment), resulting in an effective price of $0.12 per share of Common Stock. The Company received gross proceeds of $1.2 million, which amount included the conversion of an aggregate of $440,000 in convertible debt into the offering. Of the proceeds of the offering, $300,000 was held in escrow and must be returned to the investors in the event the Company fails to implement an increase to its authorized Common Stock to 100,000,000 shares by one year from issuance of the Series B Offering. An additional 91,667 units and warrnats to purchase 916,667 shares of Common Stock were issued as commissions in connection with the Series B Offering. The Series B Offering was made in reliance upon the provisions of Regulation S under the Securities Act of 1933. Each investor represented that such investor is not a US Person and the offering is believed to have been made in an Offshore Transaction, as such terms are used within the meaning of Regulation S.

      As previously reported in our Form 10-Q for the quarter ended June 30, 2002, in July 2002 the Company settled approximately $125,000 in royalty payments and accrued interest claimed to be owing to Dimotech in exchange for cash payments aggregating $52,237, the issuance to Dimotech of a five-year 6.5% convertible debenture in the principal amount of $40,000 (convertible at the holder's option into 40,000 shares of Common Stock or a number of shares of any senior security which would be convertible into 40,000 shares of Common Stock) and $25,000 worth of securities of the same type as were to be issued in the then contemplated preferred stock financing. The cash payments have been made and the convertible note has been issued. At the time of the closing of the Series B Offering, the Company issued 20,833 Units to Dimotech in final satisfaction of its obligations to issue securities under the settlement.

      As part of a settlement of $317,000 in trade payables to a vendor, the Company issued 192,308 shares of Common Stock (valued at $0.39 per share, or $75,000 in the aggregate) and a five-year debenture in the principal amount of $70,000 bearing interest at 5% per year, convertible at the option of the holder into Common Stock at $1.00 per share. Of the balance of the debt, $75,000 was paid in cash and the remaining $97,000 was written off. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for this transaction as well as the settlement with Dimotech.

(b)   Approximate Number of Equity Securities Holders

      As of March 8, 2001 the number of holders of record of the Company's Common Stock was 195. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 2,300.

(c)   Dividends

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

Item 6. Selected Financial Data

      The selected financial data presented below (in thousands, except per share data), for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from audited financial statements of the Company. The financial statements of the Company at December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, together with the notes thereto and the related report of Richard A. Eisner & Company, LLP, independent auditors, are included elsewhere in this Form 10-K. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                    1997       1998       1999       2000       2001
                                                                    ----       ----       ----       ----       ----
Statement of Operations Data: 2001

Revenues:
   Product Sales                                                             $ 1,715    $ 1,201    $    58
   Royalty Income                                                 $    64         55         48         43    $    35
                                                                  -------    -------    -------    -------    -------
   Total Revenue                                                       64      1,770      1,249        101         35
Cost of Sales                                                          --        820        556          4         --
                                                                  -------    -------    -------    -------    -------
Gross Margin                                                           64        950        693         97         35
Operating Expenses:
   Research and development                                         6,721      3,584        788        316        473
   Sales and marketing                                                         3,142        437         20
   General and administrative                                       2,012      1,982      1,684        759        637
                                                                  -------    -------    -------    -------    -------
      Operating expenses                                            8,283      8,708      2,909      1,095      1,110
                                                                  -------    -------    -------    -------    -------
(Loss) from operations                                             (8,219)    (7,758)    (2,216)      (998)    (1,075)
Other income                                                                                                        3
Interest income                                                       557        161         16         11         15
Interest expense                                                       (4)        (5)        (4)        (1)        (1)
Amortization of debt discount                                                                                     (47)
Gain on settlement of debt                                             --         --         --         --         91
                                                                  -------    -------    -------    -------    -------
Net (loss) before benefit for income tax and extraordinary gain    (7,666)    (7,602)    (1,772)      (988)    (1,022)
Benefit for income taxes                                                                    817        468        294
                                                                  -------    -------    -------    -------    -------
Loss before extraordinary gain                                     (7,666)    (7,602)    (1,387)      (520)      (728)
Extraordinary gain from extinguishment of liability                    --         --        432         --         --
                                                                  -------    -------    -------    -------    -------
Net (loss)                                                        $(7,666)   $(7,602)   $  (955)   $  (520)   $  (728)
                                                                  =======    =======    =======    =======    =======
Net (loss) per share                                              $ (0.97)   $ (0.96)   $ (0.11)   $ (0.05)   $ (0.06)
                                                                  =======    =======    =======    =======    =======
Weighted average shares
   Outstanding                                                      7,919      7,923      8,715     10,155     13,069

                                                          December 31,
                                                          ------------
                                      1997        1998        1999        2000        2001
                                      ----        ----        ----        ----        ----
Balance Sheet Data:
Cash                                $  7,569    $    485    $    724    $    844    $    372
   Working capital (deficiency)        5,975      (1,006)       (698)       (513)     (1,042)
Total Assets                           7,786       1,034         798         966         449
Total Liabilities                      1,621       2,312       1,789       1,765       1,790
Accumulated deficit                  (27,831)    (35,433)    (36,388)    (36,908)    (37,636)
Stockholders' equity (deficiency)      6,165      (1,278)       (991)       (799)     (1,341)

Item 7.         Management's Discussion And Analysis of Financial
                       Condition And Results of Operations

Financial Overview

      Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 2000, in conjunction with the discontinuation of the CLINICEL product line, the Company refocused its strategy solely toward the development of products for the prevention and/or reduction of post-surgical adhesions.

Results of Operations

            2001 vs. 2000

      The Company had revenue of $35,000 for the fiscal year ended December 31, 2001 which represented royalties on sales of the Sure-Closure System. Total revenue for the fiscal year ended December 31, 2000 was $101,000, comprised of $58,000 in CLINICEL sales and $43,000 in royalties on sales of the Sure-Closure System. The absence of CLINICEL sales in 2001 was due to the discontinuation of sale of CLINICEL products in February 2000.

      The was no cost of goods sold for the fiscal year ended December 31, 2001 as compared to cost of goods sold for the fiscal year ended December 31, 2000 of $4,000.

      The were no sales and marketing expenses in the fiscal year ended December 31, 2001 compared to $20,000 for the comparable period in 2000.

      The Company incurred research and development expenses of $473,000 and $316,000 for the fiscal years ended December 31, 2001 and 2000, respectively. The increase was primarily attributable to the reinitiation of expenditures associated with the REPEL-CV product development program.

      General and administrative expenses totaled $637,000 for the fiscal year ended December 31, 2001 as compared to $759,000 for the previous fiscal year. The reduction was related to termination of most remaining staff members in July 2000.

      Interest income increased to $15,000 for the fiscal year ended December 31, 2001 from $11,000 for the fiscal year ended December 31, 2000.

      Interest expense increased to $9,000 for the fiscal year ended December 31, 2001 from $1,000 for the prior fiscal year. The increase is attributable to imputed interest associated with non-interest bearing convertible promissory notes executed during 2001.

      The Company recorded $47,000 as amortization of debt discount for the fiscal year ended December 31, 2001; there was no comparable amount for the prior fiscal year. This amount reflected the amortization of the fair value of warrants issued in conjunction with convertible promissory notes issued during 2001.

      The Company realized a gain on settlement of debt of $91,000 for the fiscal year ended December 31, 2001. This represented the cumulative effect of the forgiveness of portions of outstanding trade liabilities upon settlement.

The Company recorded a benefit for income taxes of $294,000 during the fiscal year ended December 31, 2001; compared to $468,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses; the reduction compared to the prior year was largely the result of more companies participating in the program.

      The Company recorded a net loss of $728,000 for the fiscal year ended December 31, 2001 as compared to a net loss of $520,000 for the prior year. The increase in the current period net loss is attributable to the reasons described above.

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

Liquidity and Capital Resources

      At December 31, 2001, the Company had cash of $372,000 compared to cash of $844,000 at December 31, 2000. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities. In December 2001, the company received a payment of $294,000 in exchange for the transfer of certain New Jersey State tax benefits; $468,000 was received under this program in the prior year.

      At December 31, 2001, the Company had a working capital deficit of $1,042,000. The current cash balance as of December 31, 2001 will not be sufficient to meet the Company's cash requirements through 2002; however, the addition of the funds from the Series B Offering described herein should provide sufficient cash to fund operations through 2002. During the second half of 2001, the Company received advances totaling $440,000 in the form of non-interest bearing convertible debt from investors in the Series B Offering which was completed in March 2002 for an aggregate of $1.2 million (including the conversion of the convertible debt). Of the proceeds, $300,000 is being held in escrow pending implementation of an increase in the Company's authorized Common Stock. (See Item 5.) In addition to losing the $300,000 held in escrow, should the Company fail to implement the authorized Common Stock increase and thereby have insufficient shares to issue upon the proper exercise of warrants issued in the Series B Offering, holders of such warrants shall have the right to force the Company to purchase their warrants at a price based on their then market value. The Company raised an additional $294,000 in December 2001 from the sale of certain New Jersey state tax losses. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2001 fiscal year. Certain information with regard to the executive officer of the Company is contained in
Item 1 hereof and is incorporated by reference in this Part III.

Item 11. Executive Compensation.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2001 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2001 fiscal year.

Item 13. Certain Relationships and Related Transactions.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within120 days after the close of the 2001 fiscal year.

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

                None

        3.      Exhibits.

        3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

        3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

        3.1(b) Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock. (11)

        3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000. *

        3.1(d) Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (see forms attached in Exhibit 10.32)*

        3.2     By-Laws of Registrant. (1)

        3.2(a)  Amendment No. 1 to the By-Laws of Registrant. (11)

        10      The 2000 Stock Option. Plan (10)

        10.1    Amended and Restated 1992 Stock Option Plan of Registrant. (8)
                (9)

        10.2 Form of Non-Qualified Option Agreement granted outside of a Plan to certain Directors and Officers (10)

        10.3 Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum"). (1)

        10.4 Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

        10.8 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

        10.9    Form of Non-Qualified Stock Option Agreement. (4) (9)

        10.10   Form of Incentive Stock Option Agreement. (4) (9)

        10.11 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

        10.14 Warrant Agreement among Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company including forms of Class A and Class B Warrants. (6)

        10.15 Warrant Agreement between Registrant and American Stock Transfer and Trust Company. (6)

        10.16 Agreement, dated as of February 1994, between Registrant and Yissum. (6)

        10.19 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

        10.23 Warrant Agreement between Registrant and Wedbush Morgan Securities. (7)

        10.24 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (7)

        10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

        10.29 Series A Preferred Stock Purchase Agreement dated December 15, 2000. (11)

        10.30   Investor Rights Agreement dated December 15, 2000. (11)

        10.31   2001 Non-Qualified Stock Option Plan and Stock Option
                Agreement.*

        10.32   Series B Subscription Agreement dated March 21, 2002. *

        10.33 Agency Agreement between Registrant and Clubb BioCapital, Ltd. dated March 21, 2002. *

        10.34 Employment Agreement between Registrant and Robert P. Hickey dated May 21, 2001. *

        10.35 Convertible Promissory Note between Registrant and Dimotech, Ltd. dated August 6, 2001. *

        10.36 Convertible Promissory Note between Registrant and Polymer Technology Group, Inc. dated February 22, 2002. *

        23.1    Consent of Richard A. Eisner & Company, LLP. *

        *       Filed herewith.
        -----------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(9) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.
(10)  Incorporated by reference to the Registrant's S-8 filed in January 2000.
(11)  Incorporated by reference to the Registrant's 8-K filed in January 2001.

      (b)   Reports on Form 8-K

            None

      (c)   See (a) 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Life Medical Sciences, Inc.
                                       (Registrant)

                                       By:   /s/ Robert P. Hickey
                                           ------------------------
                                           Robert P. Hickey
                                             Chairman, President, CEO and CFO
                                             (principal executive, financial and
                                             accounting officer)

Dated: March 21, 2002

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

         Signatures                              Title                                   Date
         ----------                              -----                                   ----
/s/ Robert P. Hickey               Director, Chairman of the Board,                 March 21, 2002
------------------------------       President, CEO and CFO
Robert P. Hickey                     (principal executive, financial and
                                     accounting officer)


/s/ Edward A. Celano               Director                                         March 21, 2002
------------------------------
Edward A. Celano


/s/ Richard L. Franklin, M.D.      Director                                         March 21, 2002
------------------------------
Richard L. Franklin, M.D.


/s/ Walter R. Maupay               Director                                         March 21, 2002
------------------------------
Walter R. Maupay


/s/ Irwin M. Rosenthal             Director                                         March 21, 2002
------------------------------
Irwin M. Rosenthal

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
Independent Auditors' Report .....................................       F-2
Balance Sheets ...................................................       F-3
Statements of Operations .........................................       F-4
Statements of Changes In Capital Deficit .........................       F-5
Statements of Cash Flows .........................................       F-6
Notes to Financial Statements ....................................       F-7

                          Independent Auditors' Report


Board of Directors and Stockholders
Life Medical Sciences, Inc.
Little Silver, New Jersey

      We have audited the accompanying balance sheets of Life Medical Sciences, Inc. as of December 31, 2000 and 2001 and the related statements of operations, changes in capital deficit and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained recurring losses from operations, and has both a working capital and capital deficit at December 31, 2001. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          Richard A. Eisner & Company, LLP

New York, New York
February 28, 2002

With respect to NOTE M
March 21, 2002

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                 December 31
                                                                            --------------------
                                                                              2000        2001
                                                                              ----        ----
                                     ASSETS

Current assets:
    Cash ................................................................   $    844    $    372
    Deferred financing costs ............................................                     64
    Prepaid expenses ....................................................        110          11
                                                                            --------    --------
            Total current assets ........................................        954         447
Furniture and equipment, less accumulated depreciation ..................         12           2
                                                                            --------    --------

                                   TOTAL ................................   $    966    $    449
                                                                            ========    ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Capital lease obligation ............................................   $     16
    Accounts payable ....................................................      1,120    $    901
    Accrued expenses ....................................................        162         164
    Other liabilities ...................................................        169          76
    Convertible promissory notes, net of discount .......................                    348
                                                                            --------    --------
            Total current liabilities ...................................      1,467       1,489

Capital lease obligation, less current portion ..........................          2
Deferred royalty income .................................................        296         261
Note payable-long term ..................................................                     40
                                                                            --------    --------
            Total liabilities ...........................................   $  1,765    $  1,790
                                                                            --------    --------

Commitments and other matters (Note H)

Capital deficit:
    Preferred stock, $.01 par value: shares authorized - 5,000;
      Series A convertible shares issued and outstanding -500 and none ..          5
    Common stock, $.001 par value; shares authorized - 43,750;
      issued and outstanding -10,343 and 15,343 .........................         10          15
    Additional paid-in capital ..........................................     36,094      36,280
    Accumulated deficit .................................................    (36,908)    (37,636)
                                                                            --------    --------
            Total capital deficit .......................................       (799)     (1,341)
                                                                            --------    --------
                                   TOTAL ................................   $    966    $    449
                                                                            ========    ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Year Ended December 31,
                                                               -----------------------------
                                                                 1999       2000       2001
                                                               -------    -------    -------
Revenues:
  Product sales ............................................   $ 1,201    $    58
  Royalty income ...........................................        48         43    $    35
                                                               -------    -------    -------
                                                                 1,249        101         35

Cost of goods sold .........................................       556          4
                                                               -------    -------    -------

Gross profit ...............................................       693         97         35
                                                               -------    -------    -------

Operating expenses:
  Research and development expenses ........................       788        316        473
  Sales and marketing ......................................       437         20
  General and administrative expenses ......................     1,684        759        637
                                                               -------    -------    -------
    Operating expenses .....................................     2,909      1,095      1,110
                                                               -------    -------    -------

Loss from operations .......................................    (2,216)      (998)    (1,075)

Other income/(expense):
Other income ...............................................                               3
Interest income ............................................        16         11         15
Interest expense ...........................................        (4)        (1)        (9)
Amortization of debt discount ..............................                             (47)
Gain on settlement of debt .................................                              91
                                                               -------    -------    -------

Loss before benefit for income tax and extraordinary gain ..    (2,204)      (988)    (1,022)
Benefit for income taxes ...................................       817        468        294
                                                               -------    -------    -------

Loss before extraordinary gain .............................    (1,387)      (520)      (728)
Extraordinary gain from extinguishment of liability ........       432         --         --
                                                               -------    -------    -------

Net loss ...................................................   $  (955)   $  (520)   $  (728)
                                                               =======    =======    =======

Net loss per common share-basic & diluted:
  Loss before extraordinary gain                               $ (0.16)   $ (0.05)   $ (0.06)
  Extraordinary gain                                              0.05         --         --
                                                               -------    -------    -------
  Net loss per common share                                    $ (0.11)   $ (0.05)   $ (0.06)
                                                               =======    =======    =======

Weighted average shares outstanding - basic & diluted            8,715     10,155     13,069

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                    STATEMENTS OF CHANGES IN CAPITAL DEFICIT
                                 (In thousands)

                                           Preferred               Common          Additional
                                     --------------------    -------------------     Paid In    Accumulated
                                      Shares      Amount      Shares     Amount      Capital      Deficit
                                     --------    --------    --------   --------   ----------   -----------
Balance -January 1, 1999 .........                              7,923   $      8      34,147     $(35,433)
  Common stock issued ............                              1,505          2         748
  Fair value of options issued
  for compensation ...............                                                       472
  Issuance of common stock
  in payment of previously
  established liabilities ........                                 42                     20
  Net (loss) for the year ........                                                                   (955)
                                     --------    --------    --------   --------    --------     --------

Balance - December 31, 1999 ......                              9,470         10      35,387      (36,388)
  Stock options exercised ........                                873                    116
  Fair value of options issued
  for compensation ...............                                                       156
  Preferred stock issued .........        500    $      5                                435
  Net (loss) for the year ........                                                                   (520)
                                     --------    --------    --------   --------    --------     --------

Balance--December 31, 2000 .......        500           5      10,343         10      36,094      (36,908)
  Conversion of preferred stock
  into common stock ..............       (500)         (5)      5,000          5
  Fair value of options issued
  for compensation ...............                                                        47
  Warrants issued with
  Convertible promissory notes ...                                                       139
  Net (loss) for the year ........                                                                   (728)
                                     --------    --------    --------   --------    --------     --------
Balance--December 31, 2001 .......         --          --      15,343   $     15    $ 36,280     $(37,636)
                                     ========    ========    ========   ========    ========     ========

                 See accompanying notes to financial statements

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                                1999     2000     2001
                                                                               -----    -----    -----
Cash flows from operating activities:
    Net (loss) .............................................................   $(955)   $(520)   $(728)
    Adjustments to reconcile net (loss) to net cash (used in) operations:
        Deferred royalty income ............................................     (47)     (43)     (35)
        Fair value of common stock and options issued as compensation ......     472      156        8
        Depreciation .......................................................      30       24        5
        Loss on sale of equipment ..........................................               14
        Gain on settlement of debt .........................................                       (91)
        Amortization of debt discount ......................................                        47
        Changes in operating assets and liabilities:
            Decrease in accounts receivable ................................     120
            Decrease in inventory ..........................................     264
            (Increase) decrease in prepaid expenses ........................      14      (91)      99
            (Increase) in deferred financing costs .........................                       (39)
            Decrease in deposits ...........................................      47
            Increase (decrease) in accounts payable and accrued expenses ...    (522)     103     (119)
            Increase (decrease) in other liabilities .......................      54      (84)     (52)
                                                                               -----    -----    -----
                Net cash used in operating activities ......................    (523)    (441)    (905)
                                                                               -----    -----    -----

Cash flows from investing activities:
    Purchase of equipment ..................................................                        (1)
    Proceeds from sale of equipment ........................................                5       --
                                                                                        -----    -----
        Net cash provided by investing activities ..........................                5       (1)
                                                                                        -----    -----

Cash flows from financing activities:
    Proceeds from private placement ........................................     770
    Proceeds from exercise of stock options ................................              116
    Proceeds from the issuance of preferred stock ..........................              440
    Proceeds from issuance of notes payable ................................                       440
    Payment on capital lease obligation ....................................      (8)      --       (6)
                                                                               -----    -----    -----
        Net cash provided by (used in) financing activities ................     762      556      434
                                                                               -----    -----    -----

Net (decrease) increase in cash ............................................     239      120     (472)
Cash at beginning of year ..................................................     485      724      844
                                                                               -----    -----    -----
Cash at end of year ........................................................   $ 724    $ 844    $ 372
                                                                               =====    =====    =====

Supplementary cash flow information:
    Interest paid
Non-cash investing and financing activities:                                   $   4    $   1    $   1
    Reduction of capital lease and accrued interest in exchange for
    equipment with a cost basis of $6                                                               16
    Conversion of preferred stock to common stock                                                    5
    Legal fees accrued in connection with financing                                                 25
    Conversion of other liability to note payable                                                   40
    Debt discount recorded for fair value of warrants issued with
    convertible promissory notes                                                                   139
    Options issued as consideration for accrued consulting fees                                     39

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- The Company and Basis of Presentation:

      Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. With the receipt of approximately $1 million in December 2000, through a combination of equity financing and the sale of state tax losses, the Company was able to reinitiate development activities related to its REPEL-CV(TM) adhesion barrier film that had previously been postponed due to limited financial resources. During 2001, the Company received advances totaling $440,000 in the form of non-interest bearing convertible debt from investors in a larger preferred stock/warrant offering which was completed in March 2002 for an aggregate of $1.2 million (including the conversion of the convertible debt). In April 2001, the Board of Directors approved the proposed purchase of all polymer technology assets from a third party in exchange for the issuance of approximately 6,900,000 shares of restricted Common Stock. The closing of this transaction made contingent upon the closing of the Series B Offering and on shareholder approval of an increase in the Company's authorized Common Stock. The Company raised an additional $294,000 in December 2001 from the sale of certain New Jersey state tax losses. The proceeds of these financings are intended to fund the REPEL-CV clinical trial as well as other product development and operating expenses.

      The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has incurred recurring losses and used cash in operations and has both a working capital and capital deficit at December 31, 2001. As a result, the Company has limited capital resources for its continuing operations, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to achieve profitability, which in turn is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or sustain a profitable level of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) -- Summary of Significant Accounting Policies:

      [1] Revenue Recognition:

      Product revenue is recognized when product is shipped to customers. Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance.

      [2] Advertising:

      Advertising costs are charged to expense as they are incurred. Total expenditures in 1999 and 2000 were $196,000 and $20,000, respectively; there were no comparable expenditures in 2001.

      [3] Depreciation:

      Furniture and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 5-7 years.

                           LIFE MEDICAL SCIENCES, INC.

(NOTE B) -- Summary of Significant Accounting Policies: (continued)

      [4] Research and development:

      Substantially all research and development activities are conducted through arrangements with specialized academic and industrial organizations (see Note G). Research and development costs are charged to expense as incurred.

      [5] Patent costs:

      Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

      [6] Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      [7] Stock based compensation:

      The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company follows the fair value method in accounting for stock based compensation to non-employees.

      [8] Earnings(Loss) per share:

      Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if dilutive, from the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock. Securities and the related number of common shares not included in the diluted computation that would potentially dilute basic earnings per share, if any in the future, are as follows:

                                            Dilutive potential Common Shares
                                             for the year ended December 31,
                                            --------------------------------
                                             1999         2000         2001
                                             ----         ----         ----

            Convertible promissory notes                             3,707,000
            Convertible preferred stock                 5,000,000
            Options                        4,465,000    3,701,000    3,841,000
            Warrants                       4,968,000    4,968,000    8,635,000
                                           ---------   ----------   ----------

                                           9,433,000   13,669,000   16,183,000
                                           =========   ==========   ==========

                           LIFE MEDICAL SCIENCES, INC.

(NOTE C) -- Furniture and Equipment:

      Furniture and equipment consists of the following at December 31:

                                                                  Estimated
                                           2000        2001      useful life
                                         -------     -------     -----------

            Furniture and fixtures       $11,000     $10,000     5 - 7 years
            Office equipment              48,000       8,000       5 years
                                         -------     -------

            Less accumulated              59,000      18,000
            depreciation                  47,000      16,000
                                         -------     -------

                                         $12,000     $ 2,000
                                         =======     =======

(NOTE D) -- Convertible Promissory Notes:

      In September 2001 and November 2001, the Company executed $440,000 in six month, non-interest bearing Convertible Promissory Notes. In connection therewith, the Company issued warrants to purchase up to 3,667,000 shares of Common Stock at an exercise price of $0.12 per share which expire on June 30, 2002. Upon the closing of the Series B Offering, the notes, together with the warrants were converted into 367,000 Units (See Note M). The estimated fair value of the warrants of $139,000 was recorded as debt discount of which $47,000 was amortized through December 31, 2001.

(NOTE E) -- Capital Deficit:

      [1] Common stock:

      In June 1999, the Company completed a private placement in which 1,505,003 shares of Common Stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $750,000. In June 2001, the Company issued 5,000,000 shares of Common Stock pursuant to the automatic conversion of 500,000 shares of Series A Convertible Preferred Stock which were issued in December 2000.

      [2] Preferred stock:

      In December 2000, the Company completed a private placement in which 500,000 shares of Series A convertible preferred stock were sold to "accredited investors" as defined in Rule 501 of Regulation D in consideration for cash proceeds of $500,000. Pursuant to the terms, each share of Series A preferred stock was converted into 10 shares of the Company's Common Stock during 2001.

      [3] Warrants:

      The following table summarizes outstanding warrants and Common Shares underlying such warrants at December 31, 2001:

                                                                      Exercise
                                                         Warrants       Price         Shares
                                                         --------       -----         ------
Outstanding Class A warrants                            1,650,000       $8.40       1,768,000
Class B warrants underlying Class A warrants            1,650,000       12.60       1,768,000
Outstanding Class B warrants                            1,150,000       12.60       1,232,000
Warrants issued with convertible promissory notes       3,667,000         .12       3,667,000
Underwriter warrants                                      200,000        7.95         200,000
                                                                                    ---------
                                                                                    8,635,000
                                                                                    =========

                           LIFE MEDICAL SCIENCES, INC.

(NOTE E) -- Capital Deficit: (Continued)

      [3] Warrants: (Continued)

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

      At December 31, 2001 there were 1,650,000 Class A Warrants and 1,150,000 Class B Warrants outstanding. The warrants'expiration date has been extended to March 21, 2002.

      The Company sold to the underwriter of its public offering in May 1996, for nominal consideration, a warrant to purchase 200,000 shares of Common Stock. The warrant has an exercise price of $7.95 per share and expires in May 2002.

      [4] Options:

      The Company may issue options to purchase up to an aggregate of 1,408,000 shares of Common Stock pursuant to its 1992 Stock Option Plan, as amended (the "1992 Plan"), 1,000,000 shares of Common Stock pursuant to its 2000 Non-Qualified Stock Option Plan (the "2000 Plan") and 10,000,000 shares of Common Stock pursuant to its 2001 Non-Qualified Stock Option Plan (the "2001 Plan"). Options to purchase shares may be granted under the 1992 Plan to persons who, in the case of incentive stock options, are employees of the Company; or, in the case of SARs and nonstatutory stock options, are officers and key employees of the Company, or agents, medical and scientific advisors, directors of or consultants to the Company, whether or not otherwise employed by the Company. Under the 2000 Plan and the 2001 Plan only non-qualified stock options may be granted to employees and directors of the Company or agents, medical and scientific advisors, or consultants to the Company. In the case of the 1992 Plan, the 2000 Plan and the 2001 Plan, the exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option, but in the case of an incentive stock option, the exercise price shall not be less than the fair market value of the stock on the date of grant. Options and SARs vest over a period not greater than five years, and expire no later than ten years from the date of grant.

      At December 31, 2001, options to purchase 150,000 shares of Common Stock pursuant to the 1992 Plan, 782,000 shares of Common Stock pursuant to the 2000 Plan and 239,000 shares of Common Stock pursuant to the 2001 Plan are outstanding. In addition, options to purchase 2,670,000 shares of Common Stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting. At December 31, 2001, there were 11,141,000 options available for grant under these plans.

      Operating expenses include the following charges relating to stock options:

                                                Year ended December 31,
                                                -----------------------
                                              1999        2000       2001
                                              ----        ----       ----

      Directors fees                        $ 26,000    $ 17,000
      Options in lieu of salaries            296,000
      Consulting fees                        150,000     139,000    $8,000
                                            --------    --------    ------

                                            $472,000    $156,000    $8,000
                                            ========    ========    ======

                           LIFE MEDICAL SCIENCES, INC.

(NOTE E) -- Capital Deficit: (Continued)

      [4] Options: (Continued)

      In addition, 39,000 options were granted in consideration for $39,000 of consulting fees previously charged to research and development expense.

      Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

                                                          1999                   2000                   2001
                                                          ----                   ----                   ----
Net loss                  As reported                   $(955)                  $(520)                 $(728)
                          Pro forma                     $(1,297)                $(666)                 $(746)
Net loss per share-
basic & diluted           As reported                   $(0.11)                 $(0.05)                $(0.06)
                          Pro forma                     $(0.15)                 $(0.07)                $(0.06)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              Year ended December 31,
                                              -----------------------
                                         1999          2000          2001
                                         ----          ----          ----
      Dividend growth                        0%            0%            0%
      Expected volatility                   82%           88%           99%
      Risk free interest rate          5.5-6.3%      4.5-5.9%      4.1-4.4%
      Expected life                   2.5 years     2.5 years     2.5 years

      A summary of the status of the Company's stock options as of December 31, 1999, 2000 and 2001, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                       1999                           2000                           2001
                            ----------------------------   ----------------------------   ----------------------------
                                        Weighted-Average               Weighted-Average               Weighted-Average
                            Shares       Exercise Price    Shares       Exercise Price    Shares       Exercise Price
                            ------       --------------    ------       --------------    ------       --------------
Outstanding at
beginning of year            2,928           $2.13          4,465           $1.31          3,701           $1.24

Granted                      1,889            0.50            782            0.35            239            0.21

Exercised                       --              --           (873)           0.13             --              --

Forfeited                     (352)           3.78           (672)           2.09            (99)           1.63

Outstanding at end
of year                      4,465            1.31          3,701            1.24          3,841            1.17

Options exercisable
at year-end                  4,042            1.24          3,464            1.19          3,566            1.10

Weighted-average
grant date fair
value of options
granted during the
year                                          0.33                           0.32                           0.12

                           LIFE MEDICAL SCIENCES, INC.

(NOTE E) -- Capital Deficit: (Continued)

      [4] Options: (Continued)

      Included in the preceding table are 558,000, 306,000 and 89,000 options granted to non-employees in 1999, 2000 and 2001, respectively. The weighted average grant date fair values of such options was $0.27, $0.45 and $0.13, respectively.

      The following table summarizes information about fixed stock options outstanding at December 31, 2001 (in thousands, except per share data):

                                Options Outstanding                        Options Exercisable
                   ------------------------------------------------   ----------------------------

                                 Weighted-Average
     Range            Number        Remaining      Weighted-Average     Number     Weighed Average
Exercise Prices    Outstanding   Contractual Life   Exercise Price    Exercisable  Exercise Price
---------------    -----------   ----------------   --------------    -----------  --------------
 $0.02 - 0.82          1,716         5 years            $0.20            1,716         $0.20
  1.00 - 2.00          1,921         4 years             1.69            1,646          1.64
  4.00 - 4.75            189         3 years             4.02              189          4.02
  7.00 - 7.88             15         3 years             7.65               15          7.65
                       -----         -------            -----            -----         -----
                       3,841         4 years            $1.17            3,566          1.10

(NOTE F)-- Income Taxes:

      At December 31, 2001, the Company has approximately $34,682,000 of net operating loss carryforwards to offset future federal taxable income and approximately $610,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss and research and development credit carryforwards expire in various years from 2005 through 2021. Certain other limitations may apply, including the amount that may be used annually. Future issuances of the Company's stock, may subject the Company to additional limitations.

      At December 31, 2001, after giving effect to the sales described in the following sentence, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $13,665,000 which expire through 2008. The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $11,002,000, $6,257,000 and $3,758,000 in eligible loss carryforwards, covering the tax years 1992 through 1996 and a portion of 1997, were sold to PSE&G in exchange for cash payments of approximately $817,000, $468,000 and $294,000, in 1999, 2000 and 2001,
respectively. These cash payments are shown as income tax benefits in the accompanying statements of operations. The Company anticipates similar transactions during 2002 and beyond, contingent upon approvals from the State Department of Taxation.

      Deferred tax benefits, which amounted to $13,938,000 and $13,900,000 at December 31, 2000 and 2001 are principally attributable to net operating loss carryforwards and have been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been decreased by $573,000, $359,000 and $38,000 in 1999, 2000 and 2001, respectively.

      The income tax benefit of $817,000, $468,000 and $294,000 for the years ended December 31, 1999, 2000 and 2001 reflect the Company's participation in the Tax Benefit Transfer Program described above.

                           LIFE MEDICAL SCIENCES, INC.

(NOTE F) -- Income Taxes: (Continued)

      The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                   1999            2000            2001
                                                               ------------    ------------    ------------
Income tax benefit at the federal statutory rate               $   (325,000)   $   (177,000)   $   (248,000)
State and local income taxes, net of effect on federal taxes        (57,000)        (31,000)        (44,000)
Decrease in valuation allowance                                    (573,000)       (359,000)        (38,000)
Sale of state net operating loss carryforwards                     (817,000)       (468,000)       (294,000)
Reduction in deferred tax asset from transfer of state net
operating loss carryforwards                                        990,000         563,000         338,000
Other                                                               (35,000)          4,000          (8,000)
                                                               ------------    ------------    ------------

                                                               $   (817,000)   $   (468,000)   $   (294,000)
                                                               ============    ============    ============

      The deferred tax asset at December 31 is as follows:

                                                                   2000            2001
                                                               ------------    ------------
Net operating loss carryforward                                $ 13,186,000    $ 13,022,000
Research and development credit carryforward                        583,000         610,000
Accrued expenses                                                    141,000         240,000
Other                                                                28,000          28,000
                                                               ------------    ------------

                                                                 13,938,000      13,900,000
Valuation allowance                                             (13,938,000)    (13,900,000)
                                                               ------------    ------------

                                                               $          0    $          0
                                                               ============    ============

(NOTE G) -- Research and License Agreements:

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

                           LIFE MEDICAL SCIENCES, INC.

(NOTE G) -- Research and License Agreements: (Continued)

      [1] Yissum agreement: (Continued)

      Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the earlier of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000. Upon termination of the agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company in June 1991 will revert in full to Yissum.

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

      In November 1999, the Company was declared to be in breach of this agreement by Dimotech due to non-payment of royalties. Effective February 29, 2000, the Company discontinued the manufacture and sale of CLINICEL and the patent rights reverted to Dimotech. In addition, at December 31, 1999, the Company wrote off to cost of sales the $186,000 carrying value of the Clincel products in inventory at such date. The company no longer sells the CLINICEL products. In August 2001, the Company settled a lawsuit filed in Israel against the Company and its principal executive officers by Dimotech, Ltd. for the non-payment of royalties and accrued interest in the amount of $125,000. Pursuant to the settlement, the Company paid $52,000, issued a $40,000 note payable (convertible into Common Stock at $1.00 per share) and, at December 31, 2001, reflected $25,000 as accrued expenses which was converted, upon the closing of the Series B Offering, into 21,000 Series B Units. Dimotech forgave $8,000 in connection with the settlement.

(NOTE H) -- Commitments and Other Matters:

      [1] Lease:

      The Company vacated its corporate offices in 2000 and accrued the remaining obligation on the lease, which expired in October 2001. Rent expense was $88,000 and $90,000 in 1999 and 2000, respectively. The Company's activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis.

      [2] Employment agreement:

                           LIFE MEDICAL SCIENCES, INC.

      The Company has an employment agreement with one executive which expires in May 2002. Pursuant to this agreement, the Company's commitment regarding early termination benefits aggregates $90,000 at December 31, 2001.

(NOTE H) -- Commitments and Other Matters: (Continued)

      [3] Supplier Concentration

      The Company intends to rely primarily on one primary manufacturer to produce its proposed products for testing and commercial purposes. The Company believes that alternative sources for these raw materials and components are available.

(NOTE I) -- Sure-Closure System Sale:

      In July 1994, the Company sold or assigned to MedChem Products, Inc. substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31, 2001 has been reduced by $383,000 of royalties earned after October 1, 1995. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. In connection with one such agreement, the Company may be liable for a two percent royalty on sales of the Sure-Closure System in the event that MedChem does not pay these royalties.

(NOTE J) -- Related Party:

      The Company incurred expenses of approximately $67,000, $108,000 and $94,000 in the years ended December 31, 1999, 2000 and 2001 respectively, for legal services rendered by a firm at which a director of the Company was one of the partners until May 2001. Accounts payable includes $93,000 and $48,000 at December 31, 2000 and 2001, respectively, due to such firm.

      In 2001, the Company paid $90,000 in consulting fees to a member of its Board of Directors.

(NOTE K) -- Extraordinary Gain and Gain on Settlement of Debt:

      For the year ended December 31, 1999 the extraordinary gain of $432,000 is attributable to the gain on extinguishment of amounts owed to a supplier by the transfer of title to equipment that had previously been charged to research and development expenses. For the year ended December 31, 2001, the gain on settlement of debt of $91,000 is attributable to the cumulative forgiveness of portions of certain outstanding trade obligations settled during the year.

(NOTE L) -- Quarterly Results (Unaudited):

                                              Quarter Ended
                            ---------------------------------------------------
                             March 31     June 30    September 30   December 31
                            ----------   ----------  ------------   -----------
2001
Revenues                    $   8,000    $   9,000    $   9,000      $  9,000
Net income (loss)            (328,000)    (322,000)    (109,000)       31,000
Income (loss) per share -
basic and diluted (a)           (0.03)       (0.04)       (0.01)         0.00

2000
Revenues                    $  19,000    $  62,000    $   9,000      $ 11,000
Net income (loss)            (305,000)    (290,000)    (141,000)      216,000
Income (loss) per share -
basic and diluted (a)           (0.03)       (0.03)       (0.01)         0.02

                           LIFE MEDICAL SCIENCES, INC.

(NOTE L) -- Quarterly Results (Unaudited): (Continued)

      (a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.

(NOTE M) -- Subsequent Events:

      [1] Series B Convertible Preferred Stock financing:

      In March 2002, the Company closed a $1.2 million private placement ("Series B Offering") with a consortium of European investors. The Series B Offering involved the issuance of one million Units at $1.20 per Unit. Each Unit consists of one share of Series B Preferred Stock convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2002, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase ten shares of Common Stock at $0.24 per share. The Series B Preferred stockholders are entitled to vote with the common stockholders on an as converted basis, and the Preferred Stock automatically converts into Common Stock on March 21, 2003. The Company received gross proceeds of $760,000 (subject to the escrow referred to below) and effected the conversion of $440,000 in advances received by the Company during the second half of 2001 in the form of non-interest bearing convertible promissory notes. The notes and 3,667,000 warrants issued therewith were cancelled upon conversion into 367,000 Units.

      The Company does not presently have sufficient number of shares of authorized Common Stock available for issuance upon conversion of the Preferred Stock and the exercise of the warrants comprising the Units. Accordingly, the Company intends to seek stockholder approval at its 2002 Annual Meeting of a proposal to increase the authorized Common Stock to 100,000,000 shares from 43,750,000 shares. Pending implementation of this increase, $300,000 of the proceeds of the Series B Offering is being held in escrow and is to be released to the investors if the increase is not implemented within one year from closing. Warrant holders could also require the Company to redeem their warrants based on the then market price of the Common Stock if sufficient shares are not available for issuance upon exercise. Investors were granted certain registration rights for the securities purchased. A placement fee consisting of 91,667 Units and a four-year warrant to purchase an additional 91,667 shares of Common Stock at $0.24 per share was paid to an agent in connection with the private placement.

      Options to purchase 5,200,000 shares of Common Stock, including 1,500,000 to an officer and 3,000,000 to a director, pursuant to the 2001 plan were granted in conjunction with the closing of the Series B Offering. The options vest in one third increments as of the grant date and the first and second anniversaries thereof and will expire no later than seven years from the vesting dates. The exercise price for the options is $0.12 per share which is equivalent to the conversion price of the Series B Preferred Stock in the Series B Offering.

      Pursuant to the settlement with Dimotech, Ltd., the Company agreed to issue 21,000 Units under the terms of the Series B Offering as consideration for $25,000 of accrued royalties.

      [2] Other:

      In February 2002, the Company reached a settlement with Polymer Technology Group, Inc. ("PTG"). The terms of the settlement require the Company to pay $75,000 with five days of the closing of the Series B Offering or by March 31, 2002, whichever occurs sooner, issue 192,000 shares of Common Stock, and issue a five-year 5% Convertible Note in the principal

                           LIFE MEDICAL SCIENCES, INC.

amount of $70,000 which is convertible into Common Stock at $1.00 per share. In exchange, PTG forgives $97,000 of the total $317,000 claimed to be owed by the Company as of the settlement date which was included in accounts payable at December 31, 2001.