Form 10-K/A
period 2001-12-31
LIFE MEDICAL SCIENCES INC
filed 2002-03-27
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                AMENDMENT NO 1 ON
                                   FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

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

================================================================================

      Item 14, Item a(1) of the Registrant's Form 10-K for the fiscal year ended December 31, 2001 which was filed on March 22, 2002 is hereby amended and restated in its entirety. Such amendment is being made as a result of the change in the last sentence of the second paragraph of Footnote M [1] regarding the warrants received as a placement fee. The placement fee consisted of 91,667 Units and a two-year warrant to purchase an additional 916,667 shares of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Dated: March 26, 2002