Form 10-K/A
period 2001-12-31
LIFE MEDICAL SCIENCES INC
filed 2002-04-10
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                AMENDMENT NO 2 ON
                                   FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

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

================================================================================

                                Explanatory Note

      This Amendment is being filed to effect a correction to the last sentence of the second paragraph of Note M[1] to the Notes to Financial Statements, as well as to include a revised Consent of Independent Auditors (Exhibit 23.1). The correction to Note M[1] was described in a prior Amendment to the 10-K filed March 26, 2002, but the full text of the financial statements and notes were erroneously omitted from that Amendment.

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

        3.      Exhibits.

        3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

        3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

        3.1(b) Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock. (11)

        3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000. (12)

        3.1(d) Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (see forms attached in Exhibit 10.32) (12)

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

        10.24 Underwriting Agreement between Registrant and Wedbush Morgan Securities. (7)

        10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

        10.29 Series A Preferred Stock Purchase Agreement dated December 15, 2000. (11)

        10.30   Investor Rights Agreement dated December 15, 2000. (11)

        10.31 2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (12)

        10.32   Series B Subscription Agreement dated March 21, 2002. (12)

        10.33 Agency Agreement between Registrant and Clubb BioCapital, Ltd. dated March 21, 2002. (12)

        10.34 Employment Agreement between Registrant and Robert P. Hickey dated May 21, 2001. (12)

        10.35 Convertible Promissory Note between Registrant and Dimotech, Ltd. dated August 6, 2001. (12)

        10.36 Convertible Promissory Note between Registrant and Polymer Technology Group, Inc. dated February 22, 2002. (12)

        23.1    Consent of Richard A. Eisner & Company, LLP. *

        *       Filed herewith.
        -----------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(9) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.
(10)  Incorporated by reference to the Registrant's S-8 filed in January 2000.
(11)  Incorporated by reference to the Registrant's 8-K filed in January 2001.
(12) Incorporated by reference to the original filing of this report on Form 10-K filed March 22, 2002.

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

Dated: April 9, 2002

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

      The Company does not presently have sufficient number of shares of authorized Common Stock available for issuance upon conversion of the Preferred Stock and the exercise of the warrants comprising the Units. Accordingly, the Company intends to seek stockholder approval at its 2002 Annual Meeting of a proposal to increase the authorized Common Stock to 100,000,000 shares from 43,750,000 shares. Pending implementation of this increase, $300,000 of the proceeds of the Series B Offering is being held in escrow and is to be released to the investors if the increase is not implemented within one year from closing. Warrant holders could also require the Company to redeem their warrants based on the then market price of the Common Stock if sufficient shares are not available for issuance upon exercise. Investors were granted certain registration rights for the securities purchased. A placement fee consisting of 91,667 Units and a two-year warrant to purchase an additional 916,667 shares of Common Stock at $0.24 per share was paid to an agent in connection with the private placement.

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