Form 10QSB
period 2002-03-31
LIFE MEDICAL SCIENCES INC
filed 2002-05-10
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------
                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________


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



                                 (732) 728-1769
                (Issuer's telephone number, including area code)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.001 Par Value - 10,535,650 shares
                           outstanding at May 8, 2001

      Transitional Small Business Disclosure Format (check one):
Yes |_|   No |X|

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                            Page
Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations (unaudited) for the
          three-month periods ended March 31, 2001 and 2002                   3

          Condensed Balance Sheets as of December 31,2001 and                 4
          March 31, 2002 (unaudited)

          Condensed Statements of Cash Flows (unaudited) for the
          three-month periods ended March 31, 2001 and 2002                   5

          Notes to Condensed Financial Statements (unaudited)                 6

Item 2.   Management's Discussion and Analysis or Plan of Operation           7

Part II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          10

Item 6.   Exhibits and Reports on Form 8-K                                   10

          Signature                                                          11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              (In thousands,
                                                          except per share data)


                                                           Three months ended
                                                                 March 31,
                                                         ----------------------
                                                           2001          2002
                                                         --------      --------
Revenue
   Royalties                                             $      8      $      6
                                                         --------      --------
     Revenue                                                    8             6

Operating expenses:
   Research and development                                   175            78
   General and administrative                                 168           154
                                                         --------      --------
     Operating expenses                                       343           232
                                                         --------      --------
Loss from operations                                         (335)         (226)

Other income/(expense):
   Interest income                                              7             1
   Interest expense                                                         (92)
   Gain on settlement of debt                                               100
                                                         --------      --------
     Other income/(expense)                                     7             9
                                                         --------      --------
Net loss                                                     (328)         (217)
Deemed dividend on convertible preferred stock                              (14)
                                                         --------      --------
Net loss to common stockholders                          $   (328)     $   (231)
                                                         ========      ========
Net loss per common share-basic and diluted              $  (0.03)     $  (0.01)
                                                         ========      ========
Weighted average shares outstanding                        10,343        15,416

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                             (In thousands,
                                                         except per share data)

                                                        December 31,   March 31,
                                                        -----------------------
                                                          2001           2002
                                                        --------       --------
ASSETS                                                               (unaudited)

Current assets:
   Cash and cash equivalents                            $    372       $    746
   Deferred financing costs                                   64
   Prepaid expenses and advances                              11
                                                        --------       --------
        Total current assets                                 447            746

Furniture and equipment, less accumulated depreciation         2              1
                                                        --------       --------
        TOTAL                                           $    449       $    747
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    901       $    546
   Accrued expenses                                          164             76
   Other liabilities                                          76             42
   Convertible promissory notes, net of discount             348
                                                        --------       --------
        Total current liabilities                          1,489            664

Deferred royalty income                                      261            255
Notes payable-long term                                       40            110
                                                        --------       --------
        Total liabilities                                  1,790          1,029
                                                        --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares
     authorized -  5,000; Series B convertible
     shares issued and outstanding-none and 1,112                            11
   Common stock, $.001 par value; shares
     authorized 43,750; issued and outstanding-
     15,343 and 15,535                                        15             15
   Additional paid-in capital                             36,280         37,545
   Accumulated deficit                                   (37,636)       (37,853)
                                                        --------       --------
        Total stockholders' equity                        (1,341)          (282)
                                                        --------       --------
        TOTAL                                           $    449       $    747
                                                        ========       ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three Months ended
                                                                         ------------------
                                                                              March 31,
                                                                         ------------------
                                                                          2001        2002
                                                                         -----        -----
Cash flows from operating activities:
    Net loss                                                              (328)        (217)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                          3            1
       Amortization of discount on convertible promissory notes                          92
       Deferred royalty income                                              (8)          (6)
       Gain on termination of capital lease                                (10)
       Gain on settlement of debt                                                      (100)
       Changes in operating assets and liabilities:
         Decrease in prepaid expenses                                       49           11
         (Decrease) in accounts payable and accrued expenses               (14)        (107)
         Increase/(decrease) in other liabilities                                        (9)
                                                                         -----        -----
            Net cash (used in) operating activities                       (308)        (335)
                                                                         -----        -----

Cash flows from financing activities:
    Purchase of equipment                                                   (1)
    Proceeds from issuance of Series B Convertible Preferred Stock                      709
                                                                         -----        -----
            Net cash (used in)/provided by financing activities             (1)         709
                                                                         -----        -----

Net Increase/(decrease) in cash and cash equivalents                      (309)         374
Cash and cash equivalents at beginning of period                           844          372
                                                                         -----        -----
Cash and cash equivalents at end of period                               $ 535        $ 746
                                                                         =====        =====

Non-cash investing and financing activities:
    Reduction of capital lease and accrued interest in exchange for
    equipment with a cost basis of $6                                    $  16
    Options issued as consideration for accrued consulting fees             39        $  68
    Conversion of accounts payable to common stock                                       75
    Conversion of accounts payable to note payable                                       70
    Conversion of other liability to Series B Units                                      25
    Conversion of convertible promissory notes to Series B Units                        440

                           LIFE MEDICAL SCIENCES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)    Basis of Presentation

The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

B)    Net Loss Per Common Share

            Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants and the conversion of outstanding shares of preferred stock since their inclusion would, in the case of a net loss, reduce the loss per share.

C)    Series B Convertible Preferred Stock Financing

            On March 21, 2002, the Company closed a $1.2 million private placement ("Series B Offering") with a consortium of European investors. The Series B Offering involved the issuance of one million Units at $1.20 per Unit. Each Unit consists of one share of Series B Preferred Stock convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2002, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase up to ten shares of Common Stock at $0.24 per share. The Series B Preferred Stock will automatically convert into common shares on the first anniversary of the closing. The Company allocated the proceeds between the Series B Preferred Stock ($524,000) and the detachable warrants based on the relative fair values. The Company is reflecting a deemed dividend for the beneficial conversion feature of the Series B Preferred Stock, which was limited to the proceeds allocated to the Series B Preferred Stock, over the one-year period through automatic conversion. See Note M to the financial statements in the Company's Form 10-K for the fiscal year ended December 31, 2001, for additional information relating to this transaction.

Item 2. Management's Discussion And Analysis or Plan of Operation .

General

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV(TM) adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. The Company initiated this trial in February 2002. In March 2002, the Company announced the receipt of $1,500,000 in additional financing through the completion of a $1,200,000 private placement with a consortium of European institutional investors and approximately $300,000 through the sale of certain New Jersey state net operating losses. Of the proceeds of the private placement, $300,000 was held in escrow pending an increase to the Company's authorized shares of Common Stock. The Company's shareholders approved the Charter Amendment Proposal at the Company's 2002 Annual Meeting on April 23, 2002, increasing the Company's authorized Common Shares from 43,750,000 to 100,000,000. The Company intends to use the proceeds to fund the REPEL-CV clinical trial and initiate additional development programs based on its proprietary bioresorbable polymer technology.

      The Company's bioresorbable polymer technology is based on a proprietary group of polymers. The Company believes that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery. The Company is currently developing bioresorbable adhesion barrier films for the prevention or reduction of post-operative surgical adhesions in cardio-vascular surgery (REPEL-CV), gynecological and general surgical procedures (REPELTM), as well as in bioresorbable adhesion barrier coatings (viscous solutions) for the prevention or reduction of post-operative surgical adhesions in gynecological and general abdominal surgical procedures (RESOLVETM) and orthopedic and spinal surgical procedures (RELIEVE TM). These products are in various stages of development.

      Certain statements in this Report on Form 10-Q (the "Report") under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      Revenue for the three month period ended March 31, 2002 of $6,000 was attributable to royalty income from product sales of the Sure-Closure System(TM). This compares to royalty income from the same source of $8,000 for the three months ended March 31, 2000.

      The Company incurred research and development expenses of $78,000 for the three months ended March 31, 2002, compared to $175,000 for the comparable prior year period. The reduction in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2001 for the REPEL-CV adhesion barrier film.

      General and administrative expenses totaled $154,000 for the three months ended March 31, 2001, compared to $168,000 for the comparable prior year period. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reduction in spending is primarily attributable to lower payroll-related expenses partially offset by increased consulting fees.

      Interest income was $1,000 for the three months ended March 31, 2002, compared to $7,000 for the comparable prior year period reflecting lower cash balances.

      Interest expense was $92,000 for the three months ended March 31, 2002, reflecting the write-off of the remaining balance of the debt discount upon the conversion of the convertible promissory notes into Series B Units. There was no interest expense for the prior year period.

      During the three months ended March 31, 2002, the Company recorded a gain on settlement of debt of $100,000 associated with the write-off of certain trade payables; there were no similar transactions during the comparable prior year period.

      The Company's net loss was $217,000 for the three months ended March 31, 2002. A net loss of $328,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $14,000 for the three months ended March 31, 2002, resulting in a net loss to common shareholders of $231,000. The amount of the deemed dividend was prorated to reflect the fact that the preferred stock was issued at the end of the most recent quarter on March 21, 2002. Deemed non-cash dividends will be reflected in future quarters through automatic conversion of the preferred stock in March 2003, resulting in an aggregate deemed dividend over such period of $524,000.

Liquidity and Capital Resources

      The cash balances were $746,000 and $372,000 at March 31, 2002 and December 31, 2001, respectively. $300,000 of the Company's March 31, 2002 cash balance was held in escrow pending the Company obtaining shareholder approval of an increase in its authorized common shares. This approval was obtained at the Company's Annual Meeting of Shareholders on April 23, 2002 and the funds were subsequently released to Company.

      At March 31, 2002, the Company had a working capital surplus of $82,000. The cash balance as of March 31, 2002 is expected to be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2002. In any event, the Company will be required to raise substantial additional funds in the beginning of 2003 to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

                           PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

      Effective during the first quarter of 2002, the Company granted, under its 2001 Non-Qualified Stock Option Plan, options to purchase up to 5,568,000 shares of Common Stock. Of these, as previously reported, options to purchase a total of up to 5,200,000 shares were granted to the Chairman, a director and a scientific consultant during 2002, effective upon the consummation of a private placement which was completed on March 21, 2002. In addition, options to purchase up to 300,000 shares were granted to a scientific consultant in consideration for the initiation of a new development program and the cancellation of previously outstanding options and options to purchase up to 68,000 shares were granted in consideration for the waiver of outstanding clinical consulting fees of $68,000. The exercise prices for these options range from $0.12 to $0.26 per share, vest over a period of up to 3 years and expire 7 years from the vesting date. The Company relied upon Section 4(2) of the Securities Act for these grants.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None.


      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Life Medical Sciences, Inc.
                                         (Registrant)




Date: May 9, 2002                        /s/ Robert P. Hickey
                                         --------------------------------
                                         Robert P. Hickey
                                         Chairman, President, CEO and CFO