Form 10QSB/A
period 2002-03-31
LIFE MEDICAL SCIENCES INC
filed 2002-05-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  -------------
                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________


                         Commission file number: 0-20580


                           LIFE MEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              14-1745197
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  PO Box 219, Little Silver, New Jersey                                07739
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

                Common Stock, $.001 Par Value - 15,535,650 shares
                           outstanding at May 8, 2001

      Transitional Small Business Disclosure Format (check one):
Yes |_|   No |X|

                                EXPLANATORY NOTE

This Amendment is being filed to accurately reflect on the cover page hereof the number of outstanding shares of common stock of the issuer.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Life Medical Sciences, Inc.
                                         (Registrant)


Date: May 13, 2002                        /s/ Robert P. Hickey
                                         --------------------------------
                                         Robert P. Hickey
                                         Chairman, President, CEO and CFO