Form 10QSB
period 2002-06-30
LIFE MEDICAL SCIENCES INC
filed 2002-08-13
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington,  DC  20549
                                 ----------------
                                   FORM  10-QSB


     (Mark  One)
     [  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
           SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

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

 Common Stock, $.001 Par Value - 16,699,316 shares outstanding at July 11, 2002

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]    No  [ X ]

                          LIFE MEDICAL SCIENCES, INC.

                                      INDEX
                                                                                       Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three month            3
         and six month periods ended June 30, 2001 and 2002

         Condensed Balance Sheets as of December 31,2001 and                           4
         June 30, 2002 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                        5
         six month period ended June 30, 2001 and 2002

         Notes to Condensed Financial Statements (unaudited)                           6

Item 2.  Management's Discussion and Analysis or Plan of Operation                     7


Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                       10

Item 4. Submission of Matters to a Vote of Security Holders                             10

Item 6. Exhibits and Reports on Form 8-K                                                10

        Signature                                                                       11



                                PART I - FINANCIAL INFORMATION

                                 ITEM 1.  FINANCIAL STATEMENTS

                          LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   (In thousands, except per share data)  (In thousands, except per share data)

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                          2001             2002                   2001             2002
                                                      ------------      --------------       --------------   -------------
Revenue
    Product sales                                     $                 $                     $                $
    Royalties                                                  9                 10                    17              16
                                                      ------------      --------------       --------------   -------------
      Revenue                                                  9                 10                    17              16

  Operating expenses:
    Research and development                                 165                 45                   340             123
    General and administrative                               241                150                   419             304
                                                      ------------      --------------       --------------   -------------
      Operating expenses                                     406                195                   759             427
                                                      ------------      --------------       --------------   -------------
  (Loss) from operations                                    (397)              (185)                 (742)           (411)

  Other income/(expense):
    Interest income                                            5                  1                    12               2
    Interest expense                                                             (3)                                  (95)
    Gain on settlement of debt                                70                                       80             100
                                                      ------------      --------------       --------------   -------------
      Other income/(expense)                                  75                 (2)                   92               7

  Net (loss)                                                (322)              (187)                 (650)           (404)
  Deemed dividend on convertible preferred stock                               (135)                                 (149)
                                                      ------------      --------------       --------------   -------------

  Net loss to common stockholders                      $    (322)       $      (322)         $       (650)    $      (553)
                                                      ============      ==============       ==============   =============


  Net (loss) per share - basic and diluted             $   (0.03)       $      (0.02)         $     (0.06)    $     (0.04)
                                                      ============      ==============       ==============   =============
  Weighted average shares outstanding                      11,168              15,576                10,755         15,497

                                  LIFE  MEDICAL  SCIENCES,  INC.
                                  -------------------------------

                                           BALANCE SHEETS
                                          ---------------

                                                                        (In thousands, except per share data)
                                                                              DECEMBER 31,      JUNE 30,
                                                                             ----------------------------
                                                                                 2001             2002
                                                                             -----------    -------------
ASSETS                                                                                       (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     372        $     505
    Other receivables                                                                                 87
    Deferred financing costs                                                         64
    Prepaid expenses and advances                                                    11               59
                                                                             -----------      ----------
        Total current assets                                                        447              651

  Furniture and equipment, less accumulated depreciation                              2                1
                                                                             ----------       ----------
        TOTAL                                                                 $     449       $      652
                                                                             ==========       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                                           $    901       $      521
    Accrued expenses                                                                164               74
    Other liabilities                                                                76               42
    Convertible promissory notes, net of discount                                   348
                                                                              ----------      ----------
        Total current liabilities                                                 1,489              637

  Deferred royalty income                                                           261              245
                                                                              ----------      ----------
  Notes payable-long term                                                            40              110
                                                                              ---------------------------
        Total liabilities                                                         1,790              992
                                                                              ---------------------------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; shares authorized -  5,000;
      Series B convertible shares issued and outstanding-none and 1,112                               11
    Common stock, $.001 par value; shares authorized - 43,750;
      issued and outstanding-15,343 and 16,699                                       15               17
    Additional paid-in capital                                                   36,280           37,672
    Accumulated deficit                                                         (37,636)         (38,040)
                                                                              ----------      -----------
        Total stockholders' equity                                               (1,341)            (340)
                                                                              ----------      -----------
        TOTAL                                                                 $     449       $      652
                                                                              ==========      ===========

                                   LIFE  MEDICAL  SCIENCES,  INC.
                                      STATEMENTS OF CASH FLOWS
                                            (unaudited)



                                                                      SIX MONTHS ENDED
                                                                   -----------------------
                                                                          JUNE 30,
                                                                   -----------------------
                                                                       2001        2002
                                                                   -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (650)   $  (404)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
    Depreciation                                                            4          1
    Amortization of discount on convertible promissory notes                          92
    Deferred royalty income                                               (17)       (16)
    Gain on settlement of debt                                                      (100)
    Gain on termination of capital lease                                  (10)
    Changes in operating assets and liabilities:
      (Increase)/decrease in prepaid expenses                              97        (48)
      (Increase) in Other receivables                                                (87)
      (Decrease) in accounts payable and accrued expenses                (159)      (134)
      (Decrease)/Increase in other liabilities                            143         (9)
                                                                   -----------  ----------
        Net cash (used in) operating activities                          (592)      (705)
                                                                   -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of equipment                                                    (1)
  Proceeds from issuance of Series B Convertible Preferred Stock                     700
  Proceeds from exercise of stock options and warrants                               138
        Net cash provided by financing activities                          (1)       838
                                                                                             -----------  ----------

Net Increase/(decrease) in cash and cash equivalents                     (593)       133
Cash and cash equivalents at beginning of period                          844        372
                                                                                             -----------  ----------
Cash and cash equivalents at end of period                            $   251    $   505
                                                                   ===========  ==========
Non-cash investing and financing activities:
  Reduction of capital lease and a ccrued interest in exchange for
  equipment with a cost basis of $6                                   $    16
  Options issued as consideration for accrued consulting fees              39    $    68
  Conversion of accounts payable to common stock                                      75
  Conversion of accounts payable to notes payable                                     70
  Conversion of other liability to Series B Units                                     25
  Conversion of convertible promissory notes to Series B Units                       440

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

A)   Basis  of  Presentation

          The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Based on these audited financial statements, the independent auditors' report expressed substantial doubt about the Company's ability to continue as a going concern.

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

Item  2.   Management's  Discussion  And  Analysis  or  Plan  of  Operation.

General

          Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. The Company initiated this trial in February 2002 and enrollment is ongoing.

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

        Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results  of  Operations


     Revenue for the three months and six months ended June 30, 2002 of $10,000 and $16,000, respectively was attributable to royalty income from product sales of the Sure-Closure System . This compares to royalty income from the same source of $9,000 and $17,000 for the three months and six months ended June 30, 2001, respectively.

     The Company incurred research and development expenses of $45,000 and $123,000 for the three months and six months ended June 30, 2002, respectively, compared to $165,000 and $340,000 for the comparable prior year periods. The reduction in expenditures compared to the prior year is primarily attributable to higher manufacturing expenditures incurred during 2001 for the REPEL-CV adhesion barrier film.

     General and administrative expenses totaled $150,000 and $304,000 for the three months and six months ended June 30, 2002, compared to $241,000 and $419,000 for the comparable prior year periods. These expenses consisted primarily of management compensation, legal fees, and other general and administrative costs. The reduction in spending is primarily attributable to lower payroll-related expenses partially offset by increased consulting fees.

     Interest income was $1,000 and $2,000 for the three months and six months ended June 30, 2002, compared to $5,000 and $12,000 for the comparable prior year periods reflecting lower cash balances and lower interest rates.

     Interest expense was $3,000 and $95,000 for the three months and six months ended June 30, 2002, primarily reflecting the write-off in March of the $92,000 remaining balance of the debt discount upon the conversion of the convertible promissory notes into Series B Units. There was no interest expense for the prior year period.

     During the six months ended June 30, 2002, the Company recorded a gain on settlement of debt of $100,000 associated with the write-off of certain trade payables; similar gains of $70,000 and $80,000 were realized during the three months and six months ended June 30, 2001, respectively.

     The Company's net loss was $187,000 and $404,000 for the three months and six months ended June 30, 2002, respectively compared to $322,000 and $650,000 for the comparable prior year periods. The reductions in net loss are primarily attributable to the lower operating expenses referenced above. The Company expects to incur losses in future periods.

     The Company reflected deemed non-cash dividends on preferred stock issued in March 2002, of $135,000 and $149,000 for the three months and six months ended June 30, 2002, respectively, resulting in a net loss to common shareholders of $322,000 and $553,000, respectively. Deemed non-cash dividends will be reflected on a pro-rata basis in future quarters until automatic conversion of the preferred stock in March 2003, resulting in an aggregate deemed dividend over such period of $524,000.

Liquidity  and  Capital  Resources


     The cash balances were $505,000 and $372,000 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the Company had a working capital surplus of $14,000. The cash balance as of June 30, 2002 is not expected to be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2002; however, the Company may receive, during the second half of 2002, additional funds through the exercise of warrants and sale of state tax NOL's which could sustain operations into early 2003. The Company will be required to raise substantial additional funds in 2003 to sustain operations. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements will be available as needed or on terms acceptable to the Company.

     As previously reported, in March 2002 the Company completed a $1,200,000 private placement of Series B Preferred Stock and warrants with a consortium of European institutional investors. Of the proceeds of the private placement, $300,000 was held in escrow pending an increase to the Company's authorized shares of Common Stock. The full escrowed amount was released to the Company following an increase in the Company's authorized common stock from 43,750,000 shares to 100,000,000 shares, which action was approved by shareholders at the 2002 Annual Meeting held on April 23, 2002. The Company issued two sets of warrants in connection with the private placement, each to purchase an aggregate of 11,125,000 shares of common stock; one set exercisable at an aggregate purchase price of $1,335,000, or $.12 per share, and expiring June 30, 2002, and the other set exercisable for an aggregate purchase price of $2,670,000, or $.24 per share, and expiring March 21, 2004. The Company subsequently modified the terms of the warrants expiring on June 30, 2002, wherein, if a warrantholder exercised at least 50% of a warrant by June 30, 2002, the expiration date for the remainder of that warrant would be extended to December 31, 2002. A total of 1,141,666 shares equal to $137,000 were exercised under the revised terms with an equivalent number available for exercise until December 31, 2002. The remainder of the shorter term warrants expired as of June 30, 2002.

                          PART II - OTHER INFORMATION


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the second quarter, the Company issued a total of 1,141,666 shares of its Common Stock in exchange for the exercise of warrants, under the revised terms previously described, that were issued in conjunction with the Series B Preferred Stock private placement. Proceeds from these transactions totaled $137,000 which will be used to fund operations. The Company relied on the exemption form registration provided by Section 4(2) of the Securities Act of 1933 for these transactions.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on April 23, 2002.

     (b)  The  following  five  Directors  were reelected at the Annual Meeting:

          Edward  A.  Celano               Walter  R.  Maupay,  Jr.
          Richard  L.  Franklin,  MD       Irwin  M.  Rosenthal
          Robert  P.  Hickey

     (c) The vote to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 43,750,000 to 100,000,000 (the "Charter Amendment Proposal") was 23,565,165 for, 49,550 against and 1,600 abstain.

     (d) The vote to ratify the appointment of Richard A. Eisner & Company, LLP, as the independent auditors of the Company was 21,763,835 for, 2,900 against and 6,250 abstain.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of Principal Executive Officer and Principal Financial Officer.

     (b)  Reports  on  Form  8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                     SIGNATURE


          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            Life  Medical  Sciences,  Inc.
                                            (Registrant)


     Date:  August  8,  2002                /s/  Robert  P.  Hickey
                                            -----------------------
                                            Robert  P.  Hickey
                                            Chairman,  President,  CEO  and  CFO