Form 10QSB
period 2002-09-30
LIFE MEDICAL SCIENCES INC
filed 2002-10-30
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                  FORM 10-QSB


     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

   COMMON STOCK, $.001 PAR VALUE - 16,739,316 SHARES OUTSTANDING AT OCTOBER 30,
                                      2002

     Transitional Small Business Disclosure Format (check one):
     YES [   ]    NO [ X ]

                          LIFE MEDICAL SCIENCES, INC.


                                      INDEX

                                                                             PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three month    3
         and nine month periods ended September 30, 2001 and 2002

         Condensed Balance Sheets as of December 31, 2001 and                  4
         September 30, 2002 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                5
         nine month period ended September 30, 2001 and 2002

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation             7

Item 3.  Controls and Procedures                                               9


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    10

          Signature                                                           11

          Certification                                                       12

                                 PART I - FINANCIAL INFORMATION

                                 ITEM 1.  FINANCIAL STATEMENTS

                                  LIFE MEDICAL SCIENCES, INC.

                                    STATEMENTS OF OPERATIONS
                                          (unaudited)

                                                (In thousands, except (In thousands, except
                                                   per share data)      per share data)

                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                   2001      2002      2001      2002
                                                 --------  --------  --------  --------

Revenue
 Royalties                                           9         10        26        26
                                                 --------  --------  --------  --------
  Revenue                                            9         10        26        26

Operating expenses:
 Research and development                           36        51       376       174
 General and administrative                         92       137       511       441
                                                 --------  --------  --------  --------
   Operating expenses                              128       188       887       615
                                                 --------  --------  --------  --------


(Loss) from operations                            (119)     (178)     (861)     (589)

Other income/(expense):
 Interest income                                    2         2         14        4
 Interest expense                                  (1)       (1)       (1)       (96)
 Gain on settlement of debt                         9                   89       100
                                                 --------  --------  --------  --------
  Other income/(expense)                            10        1        102        8

Net (loss)                                        (109)     (177)     (759)     (581)
Deemed dividend on convertible preferred stock              (135)               (284)
                                                 --------  --------  --------  --------

Net loss to common stockholders                   $(109)    $(312)    $(759)    $(865)
                                                 ========  ========  ========  ========

Net (loss) per share - basic and diluted         $(0.01)   $(0.02)   $(0.06)   $(0.05)
                                                 ========  ========  ========  ========

Weighted average shares outstanding               15,343    16,134    12,303    15,914


                                                       3

                          LIFE MEDICAL SCIENCES, INC.
                         ------------------------------

                                 BALANCE SHEETS
                                 --------------

                                                                  (In thousands, except per share data)
                                                                        DECEMBER 31,  SEPTEMBER 30,
                                                                        ------------   ---------
                                                                             2001        2002
                                                                         ------------  ---------
ASSETS                                                                                (unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                                            $       372   $    435
    Deferred financing costs                                                      64
    Prepaid expenses and advances                                                 11         37
                                                                         ------------  ---------
        Total current assets                                                     447        472

  Furniture and equipment, less accumulated depreciation                           2          1
                                                                         ------------  ---------
        TOTAL                                                            $       449   $    473
                                                                         ============  =========



  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                                     $       901   $    526
    Accrued expenses                                                             164         74
    Other liabilities                                                             76         42
    Convertible promissory notes, net of discount                                348
                                                                         ------------  ---------
        Total current liabilities                                              1,489        642

  Deferred royalty income                                                        261        235
  Notes payable-long term                                                         40        110
                                                                         ------------  ---------
        Total liabilities                                                      1,790        987
                                                                         ------------  ---------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; shares authorized -  5,000;
      Series B convertible shares issued and outstanding-none and 1,112                      11
    Common stock, $.001 par value; shares authorized - 100,000,
      issued and outstanding-15,343 and 16,739                                    15         17
    Additional paid-in capital                                                36,280     37,675
    Accumulated deficit                                                      (37,636)   (38,217)
                                                                         ------------  ---------
        Total stockholders' equity                                            (1,341)      (514)
                                                                         ------------  ---------
        TOTAL                                                            $       449   $    473
                                                                         ============  =========

                          LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     (In thousands, except for per share data)

                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    2001    2002
                                                                   ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(759)  $(581)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
    Depreciation                                                       5       1
    Amortization of discount on convertible promissory notes          92
    Deferred royalty income                                          (26)    (26)
    Gain on settlement of debt                                       (79)   (100)
    Gain on termination of capital lease                             (10)
    Changes in operating assets and liabilities:
      (Increase)/decrease in prepaid expenses                         95     (26)
      (Decrease) in accounts payable and accrued expenses           (120)   (129)
      (Decrease)/Increase in other liabilities                       (63)     (9)
                                                                   ------  ------
        Net cash (used in) operating activities                     (957)   (778)
                                                                   ------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of equipment                                               (1)
  Payments on capitalized lease                                       (4)
  Proceeds from issuance of notes payable                            160
  Advances on equity investment                                      200
  Proceeds from issuance of Series B Convertible Preferred Stock             700
  Proceeds from exercise of stock options and warrants                       141
                                                                   ------  ------
        Net cash provided by financing activities                    355     841
                                                                   ------  ------

Net Increase/(decrease) in cash and cash equivalents                (602)     63
Cash and cash equivalents at beginning of period                     844     372
                                                                   ------  ------
Cash and cash equivalents at end of period                         $ 242   $ 435
                                                                   ======  ======

Non-cash investing and financing activities:
  Reduction of capital lease and accrued interest in exchange for
  equipment with a cost basis of $6                                $  16
  Conversion of preferred stock to common stock                        5
  Conversion of other liability to note payable                       40
  Options issued as consideration for accrued consulting fees              $  68
  Conversion of accounts payable to common stock                              75
  Conversion of accounts payable to notes payable                             70
  Conversion of other liability to Series B Units                             25
  Conversion of convertible promissory notes to Series B Units               440



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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

     Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. The Company completed the patient enrollment phase of this trial in July 2002 and anticipates completion of the trial and submission of the results to the FDA during the first half of 2003.

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

RESULTS  OF  OPERATIONS


     Revenue for the three months and nine months ended September 30, 2002 of $10,000 and $26,000, respectively was attributable to royalty income from product sales of the Sure-Closure System . This compares to royalty income from the same source of $9,000 and $26,000 for the three months and nine months ended September 30, 2001, respectively.

     The Company incurred research and development expenses of $51,000 and $174,000 for the three months and nine months ended September 30, 2002, respectively, compared to $36,000 and $376,000 for the comparable prior year periods. The reduction in year-to-date expenditures compared to the prior year is primarily attributable to higher manufacturing expenditures incurred during the first half of 2001 for the REPEL-CV adhesion barrier film in preparation for a clinical trial.

     General and administrative expenses totaled $137,000 and $441,000 for the three months and nine months ended September 30, 2002, compared to $92,000 and $511,000 for the comparable prior year periods. The increase in the three month expenditures compared to the prior year period is primarily attributable to insurance and legal fees; whereas, the reduction in year-to-date expenditures compared to the prior year is primarily attributable to payroll-related expenses.

     Interest income was $2,000 and $4,000 for the three months and nine months ended September 30, 2002, compared to $2,000 and $14,000 for the comparable prior year periods. The reduction in year-to-date interest income compared to the prior year is primarily attributable to lower cash balances.

     Interest expense was $1,000 and $96,000 for the three months and nine months ended September 30, 2002, primarily reflecting the write-off in March of the $92,000 remaining balance of the debt discount upon the conversion of the convertible promissory notes into Series B Units. Interest expense was $1,000 for each of the comparable prior year periods.

     During the nine months ended September 30, 2002, the Company recorded a gain on settlement of debt of $100,000 associated with the write-off of certain trade payables; similar gains of $9,000 and $89,000 were realized during the three months and nine months ended September 30, 2001, respectively.

     The Company's net loss was $177,000 and $581,000 for the three months and nine months ended September 30, 2002, respectively, compared to $109,000 and $759,000 for the comparable prior year periods. The changes in net loss compared to prior year are primarily attributable to the variations in operating expenses referenced above. The Company expects to incur losses in future periods.

     The Company reflected deemed non-cash dividends on preferred stock issued in March 2002, of $135,000 and $284,000 for the three months and nine months ended September 30, 2002, respectively, resulting in a net loss to common shareholders of $312,000 and $865,000, respectively. Deemed non-cash dividends will be reflected on a pro-rata basis in future quarters until automatic conversion of the preferred stock in March 2003, resulting in an aggregate deemed dividend over such period of $524,000.

LIQUIDITY  AND  CAPITAL  RESOURCES


The cash balances were $435,000 and $372,000 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had a working capital deficit of $170,000. The cash balance as of September 30, 2002 may not be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2002; however, the Company may receive, during the second half of 2002, additional funds through the exercise of warrants and sale of state tax NOL's which could sustain operations into early 2003. The Company will be required to raise substantial additional funds in 2003 to sustain operations. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements will be available as needed or on terms acceptable to the Company.


ITEM 3.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to U.S.C. 1350.


     (b)  Reports  on  Form  8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIFE  MEDICAL  SCIENCES,  INC.
                                        (REGISTRANT)




     Date:  October  30,  2002          /S/  ROBERT  P.  HICKEY
                                        ------------------------
                                        ROBERT  P.  HICKEY
                                        CHAIRMAN,  PRESIDENT,  CEO  AND  CFO

                                  CERTIFICATION

     I, Robert P. Hickey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Life Medical Sciences, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 30, 2002
                             By:/s/ Robert P. Hickey
                                --------------------
                                Robert P. Hickey
                                Chief Executive Officer and Chief Financial
                                Officer