Form 10KSB
period 2002-12-31
LIFE MEDICAL SCIENCES INC
filed 2003-03-31
CIK 889428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period             to


                         COMMISSION FILE NUMBER: 0-20580
                           LIFE MEDICAL SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   14-1745197
         --------                                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


 P.O. Box 219, Little Silver, New Jersey              07739
 ---------------------------------------              -----
 (Address of principal executive offices)           (Zip Code)

                                 (732) 728-1769
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----
                              (Title of each class)

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK--PAR VALUE $.001 PER SHARE

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 27, 2003 was approximately $12.1 million.

     As of March 27, 2003, 34,804,877 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                INTRODUCTORY NOTE


     Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I Item 1. Business

General

     Life Medical  Sciences,  Inc.  (the  "Company") is a  biomaterials  company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier. In February 2002, the Company initiated the feasibility clinical trial on REPEL-CV. Patient enrollment in this trial was completed in September 2002 that is expected to allow for the completion of the trial and submission of the results to the FDA during the second quarter of 2003. In March 2002, the Company completed a preferred stock/warrant offering resulting in aggregate proceeds of $1.2 million. The Company raised an additional $222,000 in December 2002 from the sale of certain New Jersey state tax losses. The proceeds of these financings, together with funds raised in a subsequent financing referred to under "Recent Developments" below, are intended to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

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

Recent Developments

     Phairson Acquisition
     --------------------

     In March, 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted Common Stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to pursue development efforts involving the technology for an extended period of time, the Company is obligated to negotiate a return of the technology to the university. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhances the Company's broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. Certain stockholders of Phairson have participated in the Series C Financing as well as prior financings of the Company, and Richard Franklin, a director of the Company, is a stockholder and serves as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company.

     Series C Preferred Financing
     ----------------------------

     During the first quarter of 2003, the Company commenced a private placement of up to 604,000 units (including a 10% over-allotment option), consisting of convertible preferred stock and warrants, for an aggregate offering price of up to $725,000, or $1.20 per unit (the "Series C Financing"). As of March 27, 2003, 571,600 units were sold equivalent to gross proceeds of $686,000. See Part II.
Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

     Hiring of Chief Scientific Officer
     ----------------------------------

     Effective March 1, 2003, the Company hired Dr. Eli Pines to serve as Vice President of Research and Chief Scientific Officer. Dr. Pines had previously served in that capacity for five years until July 2000, after which he maintained a consulting relationship with the Company. The Company entered into a employment agreement with Dr. Pines, pursuant to which Dr. Pines currently receives an annual base salary of $180,000 subject to adjustments for cost-of-living increases and other increases as determined by the Board. The term of Dr. Pines' employment agreement is for a period of three years and is automatically renewed on an annual basis absent three months prior written notice. The Company also extended the provisions of Dr. Pines' prior indemnification agreement to cover the present employment as well.

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

     The Company is a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992. In April 2002, the Company increased the number of authorized shares of Common Stock from 43,750,000 to 100,000,000.

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

 ----------------------------------------------------------------------------------------------------------------
 Adhesion Prevention Products Under Development
 ----------------------------------------------------------------------------------------------------------------
                        Potential                                                                 Est. Annual
 Product                Therapeutic Application                  Status                        Market Potential*
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 REPEL-CV               Preventing  or reducing  post-operative  Feasibility clinical trial    $250 Million
 Barrier Film           surgical   adhesions   in  open   heart
                        surgical procedures.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 REPEL(TM)              Preventing  or reducing  post-operative  IDE  approval  for a pivotal  $100 Million
 Barrier Film           surgical   adhesions  in  gynecological  clinical       trial      in
                        and general surgical procedures.         gynecological procedures.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 RESOLVE(TM)            Preventing  or reducing  post-operative  Preclinical development       $400 Million
 Viscous Solution       surgical   adhesions  in  gynecological
                        and general abdominal surgery.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 RELIEVE(TM)            Preventing  or reducing  post-operative  Preclinical development       $300 Million
 Viscous Solution       surgical  adhesions in  orthopedic  and
                        spinal surgery.
 ---------------------- ---------------------------------------- ----------------------------- ------------------

* Based on industry estimates.

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

     In December 2001, the Company received FDA approval to conduct a feasibility clinical trial for REPEL-CV in open heart surgical procedures. This trial commenced during the first quarter of 2002 and patient enrollment was completed during the third quarter of 2002. This trial is designed to provide initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as provide additional safety data. It is anticipated that the trial will be completed during the second quarter of 2003 at which time the results of this trial are expected to be submitted to the FDA as a basis for gaining approval for the initiation of a multi-center pivotal clinical trial. In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique.

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

Collaborative Agreements

   Polymer Technology

     The Company's polymer technology was developed at the Hebrew University of Jerusalem. The Company entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated June 14, 1991, as amended in February 1994, as of January 1996, as of October 1996 and as of April 2002. (the "Yissum Agreement"), pursuant to which the Company agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum has assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company is permitted to grant licenses of its polymer technology upon certain terms and conditions. The Company has agreed to favorably consider manufacturing in Israel products resulting from its polymer technology and to explore opportunities to do so.

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

     The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion, subject to certain exceptions set forth below, to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company does not advise Yissum of the first commercial sale by December 31, 2001 or reach total net sales of products or achieve income of $1,000,000 by December 31, 2002; (ii) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (iii) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or the Company passes a resolution for voluntary winding up, or a winding up application is made against the Company, an attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company, and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. Notwithstanding the foregoing: (i) in the event that the Company does not advise Yissum of the first commercial sale by December 31, 2001, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2002 so long as the Company pays to Yissum a minimum royalty payment of $50,000; (ii) in the event that the Company does not (a) advise Yissum of the first commercial sale by December 31, 2002 or (b) reach total net sales of products or achieve income of $1,000,000 by December 31, 2002, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2003 so long as the Company pays to Yissum a minimum royalty payment of $50,000;
(iii) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2003, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2004 so long as the Company pays to Yissum a minimum royalty payment of $50,000; (iv) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2004, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2005 so long as the Company pays to Yissum a minimum annual royalty payment of $50,000; (v) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2005, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2006 so long as the Company pays to Yissum a minimum annual royalty payment of $100,000 and (vi) in the event that the Company does not reach total net sales of products or achieve income of $1,000,000 by December 31, 2006, Yissum shall not terminate the Yissum Agreement during the year ended December 31, 2007 so long as the Company pays to Yissum a minimum annual royalty payment of $100,000. Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above. Because the Company has not yet commercialized any products, the previously referenced minimum royalty payments of $50,000 each were made to Yissum for the years ended December 31, 2001 and December 31, 2002. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to the Company will revert in full to Yissum.

     Clinicel(TM)

     The CLINICEL product line was developed at The Bruce Rappaport Faculty of Medicine at Technion-Israel Institute of Technology in Haifa, Israel (the "Rappaport Faculty"). In July 1995, the Company entered into an agreement with Dimotech Ltd., a subsidiary of Technion R&D Foundation Ltd., (the "Dimotech Agreement") pursuant to which the Company agreed to finance the research and development conducted by Dimotech with regard to CLINICEL. Pursuant to the Dimotech Agreement, Dimotech had assigned to the Company the worldwide rights to its patent applications, any patents which may issue and know-how to develop, manufacture and market products relating to CLINICEL. Under the terms of the Dimotech Agreement, all rights in the research or products developed were owned solely by the Company. On February 29, 2000, the Dimotech Agreement was terminated and all rights therein which accrued to the Company reverted to Dimotech.

   Sure-Closure System(TM)

     The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel. The Company entered into an agreement with Technion dated June 28, 1992 (the "Skin-Stretching Agreement"), pursuant to which Technion assigned to the Company its worldwide rights to its patents, patent applications and know-how to develop, manufacture and market products relating to the Sure-Closure System technology, and Technion assigned the Skin-Stretching Agreement to Dimotech. On July 29, 1994, the Company completed the sale of its Sure-Closure System to MedChem. The assets sold included substantially all of the Company's assets, properties, claims, rights and interests related to the Sure-Closure System, other than accounts receivable. The transaction provided for (i) the payment to the Company of $4 million; (ii) the assumption of certain liabilities, in an amount of approximately $644,000 which was recorded as deferred royalty income and will continue to be reduced by a 10% royalty on net sales of all current and future Sure-Closure System products to be paid to the Company through June 30, 2004. In July 1994, in connection with the sale of the Sure-Closure System, Technion and Dimotech agreed to the assignment of all rights and duties under the Skin Stretching Agreement, to MedChem. In October 1997 the Sure-Closure System was acquired by the Zimmer Inc., a subsidiary of Bristol-Myers Squibb.

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

Patents and Proprietary Rights

     In connection with the polymer technology, the Company currently holds six United States patents, one Australian patent and one Canadian patent relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The first US patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second US patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third and fourth US patents claim novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The fifth US patent claims novel bioresorbable polymeric compositions based on AB polyester diblocks and triblocks. The sixth US patent claims novel polymeric compositions with reverse thermal gel properties. The six US patents are scheduled to expire on various dates from 2008 through 2020. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the US and international patent agencies.

Competition

     The Company's adhesion prevention products are expected to compete with various currently marketed products such as InterceedTM, a product of Johnson & Johnson, SeprafilmTM, a product of Genzyme Biosurgery, Intergel(TM), a product of LifeCore Biomedical, Inc. and marketed by Johnson & Johnson, and GoretexTM, a product of WL Gore. Several other companies including Angiotech Pharmaceuticals, Inc., Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc. and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal bases of competition.

Manufacturing

     The Company relies on one primary manufacturer to produce its proposed products. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company's products will be manufactured in a facility in compliance with regulatory requirements. The Company has engaged a third party to inspect the product formulated by the manufacturer for quality assurance purposes.

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

Human Resources

     As of March, 2003, the Company employed two full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. Subject to availability of sufficient financing, the Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

     The Company's executive officers are as follows:

                    Name               Age          Positions with the Company
                    ----               ---          --------------------------
       Robert P. Hickey...............  57   Chairman, President, CEO & CFO
       Eli Pines, Ph.D................  57   Vice President and Chief Scientific Officer


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

     Eli Pines, Ph.D. has served as the Company's Vice President and Chief Scientific Officer since March 2003 and prior thereto from June 1995 to July 2000. From July 2000 to February 2003, Dr. Pines continued his relationship with the Company in a consulting capacity. From June 1992 to June 1995, Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventeen years by Johnson & Johnson, where his last position was director of new products research and development with worldwide responsibilities for the Surgical Specialty Division of Johnson & Johnson Medical, Inc. Dr. Pines received a BS in Chemistry from Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The Rockefeller University from 1972 to 1974.



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

Gere S. diZerega, M.D.                       Dr. Gere S. diZerega is Professor,  Department of Obstetrics and Gynecology
                                             at Women's' Hospital, University of Southern California Medical Center. Dr.
                                             diZerega's areas of research include post-operative  adhesions,  peritoneal healing and post-surgical wound repair.

Steven R. Gundry, M.D.                       Dr. Steven R. Gundry is Director of the  International  Heart  Institute at
                                             the Dessert  Regional  Medical  Center,  Palm  Springs,  CA and  Professor,
                                             Departments  of Surgery and Pediatrics at Loma Linda  University  School of
                                             Medicine.  Dr.  Gundry is a Board  certified  cardiothoracic  surgeon  with research  interests in myocardial  protection,  minimally invasive surgery, robotics and cardiovascular surgery.

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

Samuel Weinstein, M.D.                       Dr.  Samuel  Weinstein  is  Assistant  Professor  of  Surgery,  Division of
                                             Pediatric  Cardiothoracic  Surgery,  Children's  Hospital at The Ohio State
                                             University Medical Center. His research interests include  hypoplastic left heart  syndrome,  Marfan's  disease  and  cryoablation  in Fontan  revision procedures.

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

Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report

     The Company's cash balance as of December 31, 2002, will not be sufficient to meet its cash requirements through 2003; however, the addition of the proceeds from the Series C Financing should provide sufficient cash to fund the current level of operations through 2003. Should the Company receive FDA approval to initiate the pivotal clinical trial on REPEL-CV, additional cash will be required to fund this program. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company would seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

Limited Operating History; History of Losses

     The Company has a limited history of operations that, to date, has consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the
Sure-Closure  System was  realized,  and the first  quarter of 1999,  when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $520,000, $728,000 and $1,048,000 for the years ended December 31, 2000, 2001and 2002, respectively. At December 31, 2002, the Company had an accumulated deficit of $38,684,000 which has increased since that date. The Company continues to expend financial and other resources on (i) research, development and testing of its polymer technology and proposed products utilizing this technology and (ii) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

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

     Manufacturers of medical devices are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. Failure to obtain or delays in obtaining regulatory approvals would adversely affect the manufacturing and marketing of the Company's products, the Company's financial position and the Company's revenues, if any. When and if approvals are granted, the Company, the approved device, the manufacture of such device and the facilities in which such device is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to healthcare reform and product pricing, cannot be predicted.

Patents and Proprietary Rights; No Assurance of Enforceability or Significant Competitive Advantage

     The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and other products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns six United States patents, one Australian patent and one Canadian patent relating to its polymer technology. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid.

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

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect the Stock Price

     The sale or availability for sale of substantial amounts of the Company's Common Stock, including shares issuable upon exercise of outstanding stock options and warrants and upon conversion of outstanding convertible preferred stock in the public market could adversely affect the market price of the Company's Common Stock. As of March 14, 2003, the Company had 34,804,877 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

     o 6,287,600 shares upon conversion of outstanding shares of Series C Convertible Preferred Stock, which is scheduled to automatically convert as of March 26, 2004;

     o 12,041,670 shares upon exercise of outstanding warrants, exercisable at $0.24 per share and expiring on March 21, 2004;

     o 6,287,600 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on June 30, 2003;

     o 6,287,600 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2005;

     o 571,600 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2007;

     o 9,435,493 shares upon exercise of outstanding options, exercisable at prices ranging from $0.023 to $7.88 per share and expiring from May 29, 2003 to March 21, 2011.

     Approximately 49% of the currently outstanding shares of Common Stock, as well as substantially all of the shares issuable upon exercise of outstanding options, are freely tradable without restriction unless held by an affiliate of the Company as that term is defined under the Securities Act.

     The remaining shares described above are deemed "restrictive securities" and may not be sold in the absence of registration or in accordance with Rule 144 under the Securities Act or another exemption.

Possible Volatility of Stock Price and Illiquid Trading

     The market price of the Company's Common Stock has been and is likely to continue to be highly volatile. Trading in the Company's Common Stock has experienced low volume and limited liquidity. Factors such as fluctuations in the Company's operating results, and/or ability to obtain capital, shortfalls in revenue or earnings from levels expected by securities analysts, outcomes of clinical trials and regulatory submissions, announcements of technological innovations or new products by the Company or its competitors, governmental regulations, developments with respect to patents or proprietary rights, litigation, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock and the Warrants.

Item 2.  Properties

     The Company's offices are currently located in an aggregate of approximately 500 square feet in Oceanport New Jersey. The space is provided by the Company's Chairman on a month-to-month basis and there is no lease expense associated with this space. Any staff expansion may necessitate the Company securing leased commercial space.

     The Company's research and development activities and clinical studies are currently conducted at various hospitals and universities in the United States and certain European countries. The Company believes that these facilities are adequate for its current research and development needs. The Company will be required to add additional sites in connection with any expanded development and testing activities. Currently the Company utilizes contract manufacturing organizations to produce its proposed products for research and development activities, clinical studies and for commercial sale.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                                          PART II

Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
        Matters.

(a)  Market Information

     The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbol CHAI from September 22, 1992 to August 27, 1998. Effective August 28, 1998, the Company's Common Stock was delisted from Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the company's Common Stock has been quoted on the OTC Bulletin Board. On March 21, 2002, the Company's previously publicly traded Class A and Class B Warrants expired. The following sets forth the quarterly high and low bid price for the Common Stock for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                      Common Stock
                                                      Bid Price ($)
                                                 ------------------------
                                                    High         Low
                                                    ----         ---

Fiscal Year Ended December 31, 2001
       First Quarter                                .52          .13

       Second Quarter                               .30          .11

       Third Quarter                                .33          .11

       Fourth Quarter                               .25          .10

Fiscal Year Ended December 31, 2002
     First Quarter                                  .44          .16

      Second Quarter                                .28          .12

      Third Quarter                                 .19          .09

       Fourth Quarter                               .18          .05

Fiscal Year Ended December 31, 2003

     January 1 through March 14, 2003               .12          .24



     In March 2003, the Company issued and sold in the Series C Financing 571,600 units at a price of $1.20 per unit resulting in gross cash proceeds of $686,000. Each unit consisted of one share of Series C Convertible Preferred Stock, one warrant, exercisable until June 30, 2003 to purchase 10 shares of Common Stock at $0.12 per share, and one warrant, exercisable for two years from the issuance date to purchase 10 shares of Common Stock at $0.12 per share. Each share of Series C Preferred is automatically convertible on the first anniversary of the date of issuance into 10 shares of Common Stock (subject to antidilution adjustment), resulting in an effective price of $0.12 per share of Common Stock. A placement fee in units equal to 10% of the units it placed and a four-year warrant to purchase an additional number of shares of Common Stock at $0.12 per share equal to the number of units it placed will be paid to an agent in connection with the Series C Financing. Pursuant to an investor rights agreement, holders of Units are entitled to piggyback and demand registration rights with respect to the shares of Common Stock underlying the securities comprising the units. The offering was made in reliance upon the provisions of
Section 4 (2) under the Securities Act of 1933. The offering was made to a limited number of investors, each of who made investment representations and are believed to be sophisticated investors.

(b)  Approximate Number of Equity Securities Holders


     As of March 27, 2003 the number of holders of record of the Company's Common Stock was 201. The Company believes that the number of beneficial holders of its Common Stock on such date was approximately 1,700.

(c)  Dividends

     The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

(d)  Securities Authorized For Issuance Under Equity Compensation Plans



                                     Number of securities to be   Weighted average exercise
                                      issued upon exercise of        price of outstanding      Number of securities
                                   outstanding options, warrants           options,          remaining available for
              Plan Category                  and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------
                                                (a)                           (b)                      (c)
                                  -------------------------------------------------------------------------------------
       Equity compensation plans
       approved by security
       holders                                   0                           N/A                    1,407,500

       Equity compensation plans
       not
       approved by security
       holders                               9,435,494                      $0.53                   4,109,528
                                  -------------------------------------------------------------------------------------
       Total                                 9,435,494                      $0.53                   5,517,028
                                  =====================================================================================

     683,472 fully vested options have been issued pursuant to the Company's 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.023 to $1.4375 per share and with termination dates ranging from December 27, 2006 to October 12, 2007.

     6,207,000 options have been issued pursuant to the Company's 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.12 to $0.27 per share and with termination dates ranging from June 6, 2008 to March 21, 2011. Of the total options issued, 2,590,334 are vested, 1,733,333 vest on March 21, 2003 and 1,733,333 vest on March 21, 2004.

     2,545,021   fully  vested  options  have  been  issued  pursuant  to  other agreements at exercise prices ranging from $0.05 to $7.00 and with termination dates ranging from May 29, 2003 to March 9, 2007.

Item 6.  Management's Discussion And Analysis of Plan of Operations

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

Results of Operations

     The Company had revenue of $34,000 for the fiscal year ended December 31, 2002 that represented royalties on sales of the Sure-Closure System. Total revenue for the fiscal year ended December 31, 2001 was $35,000, also from royalties on sales of the Sure-Closure System.

     The Company incurred research and development expenses of $330,000 and $473,000 for the fiscal years ended December 31, 2002 and 2001, respectively. The decrease was primarily attributable to the costs incurred during 2001 associated with the initiation of the REPEL-CV clinical trial.

     General and administrative expenses totaled $988,000 for the fiscal year ended December 31, 2002 as compared to $637,000 for the previous year. The increase was primarily attributable to a $358,000 of stock based compensation.

     Interest income declined to $5,000 for the fiscal year ended December 31, 2002 from $15,000 for the prior fiscal year. The decrease was primarily attributable to lower interest rates and lower average cash balances.

     Interest expense and amortization of debt discount increased to $92,000 for the fiscal year ended December 31, 2002 from $56,000 for the prior fiscal year. The increase was primarily attributable to the write-off of the remaining balance of the debt discount upon the conversion of convertible promissory notes in the aggregate principal amount of $440,000 into units comprised of Series B Convertible Preferred Stock and warrants.

     The Company realized gains on settlement of debt of $100,000 and $91,000 for the fiscal years ended December 31, 2002 and 2001, respectively. These gains represented the cumulative effect of the forgiveness of portions of outstanding trade liabilities upon settlement.

     The Company recorded a benefit for income taxes of $222,000 during the fiscal year ended December 31, 2002 as compared to $294,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The reduction compared to the prior year was primarily the result of more companies participating in the program.

     The Company reported a net loss of $1,048,000 for the fiscal year ended December 31, 2002 as compared to a net loss of $728,000 for the prior year. The increase in the current period net loss is attributable to the factors described above.

     The Company reflected deemed non-cash dividends on preferred stock issued in March 2002 of $419,000 for the fiscal year ended December 31, 2002 resulting in a net loss to common stockholders of $1,467,000; there was no comparable figure in the prior year.

Liquidity and Capital Resources

     At December 31, 2002, the Company had cash of $497,000 compared to cash of $372,000 at December 31, 2001. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities.

     At December 31, 2002, the Company had a working capital deficit of $293,000. The cash balance as of December 31, 2002 is not be sufficient to meet the Company's cash requirements through 2003. In March 2003, the Company raised $686,000 in cash through the Series C Financing. (See Item 5.) With the proceeds from the Series C Financing, the Company expects to be able to fund the current level of operations through the remainder of 2003. Additional funding will be required if the Company receives regulatory approval to initiate the REPEL-CV pivotal trial, which is currently projected for the third calendar quarter. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of its proposed products. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company

Item 7.  Financial Statements.

     The Index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-18.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 1 (6a) of the Exchange Act.

     The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2002 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 1 hereof and is incorporated by reference in this Part III.

Item 10. Executive Compensation.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2002 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2002 fiscal year.

Item 12. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within120 days after the close of the 2002 fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

          Exhibits.

3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b) Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock. (11)

3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000.

3.1(d) Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (See form attached in Exhibit 10.32) (12)

3.1(e) Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock. (See form attached in Exhibit 10.38)*

3.2       By-Laws of Registrant. (1)

3.2(a)    Amendment No. 1 to the By-Laws of Registrant. (11)

10        The Registrant's 2000 Stock Option Plan. (10) **

10.1      Amended and Restated 1992 Stock Option Plan of Registrant. (8) (9) **

10.2 Form of Non-Qualified Option Agreement granted outside of a Plan to certain Directors and Officers (10)**

10.3 Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum").
          (1)

10.4 Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.8 Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.9      Form of Non-Qualified Stock Option Agreement. (4) (9) **

10.10     Form of Incentive Stock Option Agreement. (4) (9) **

10.11 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

10.16 Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

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

10.34 Employment Agreement between Registrant and Robert P. Hickey dated May 21, 2001. (12) **

10.35 Convertible Promissory Note between Registrant and Dimotech, Ltd. dated August 6, 2001. (12)

10.36 Convertible Promissory Note between Registrant and Polymer Technology Group, Inc. dated February 22, 2002. (12)

10.37 Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. *

10.38 Series C Subscription Agreement dated March March 26, 2003 (including exhibits and Supplement dated March 21, 2003). *

10.39 Agency Agreement between Registrant and Clubb BioCapital, Ltd. dated January 9, 2003. *

10.40 Employment Agreement between Registrant and Eli Pines Ph.D. dated March 1, 2003 (including indemnity letter).* **

10.41 Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). *

10.42 Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). *

10.43 Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. *

23.1      Consent of Eisner LLP (formerly Richard A. Eisner & Co., LLP). *

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.*

**        Indicates a management contract or compensatory plan or arrangement.

*         Filed herewith.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94008) declared effective on September 22, 1992.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-02588) declared effective on May 3, 1996.
(3) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1992.
(4) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1993.
(5) Incorporated by reference to the Registrant's report on Form 8-K filed by the Company on August 12, 1994.
(6) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1994.
(7) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997.
(9) Includes compensatory plan and or arrangements required to be filed pursuant to item 14 (c) of Form 10-K.
(10) Incorporated by reference to the Registrant's S-8 filed in January 2000.
(11) Incorporated by reference to the Registrant's 8-K filed in January 2001.
(12) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2002.

     (b)   Reports on Form 8-K

           None

Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.

     (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Life Medical Sciences, Inc.
                              (Registrant)

                              By: /s/ Robert P. Hickey
                                  ----------------------------------------------
                                  Robert P. Hickey
                                  Chairman, President, CEO and CFO
                                  (principal executive, financial and accounting
                                   officer)





Dated:  March 27, 2003

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

              Signatures                          Title                                      Date
              ----------                          -----                                      ----

/s/ Robert P. Hickey                    Director, Chairman of the Board,                March 27, 2003
-----------------------------            President, CEO and CFO
Robert P. Hickey                         (principal executive, financial and
                                          accounting officer)

/s/ Edward A. Celano                    Director                                        March 27, 2003
-----------------------------
Edward A. Celano

/s/Richard L. Franklin, M.D.            Director                                        March 27, 2003
-----------------------------
Richard L. Franklin, M.D.

/s/ Walter R. Maupay                    Director                                        March 27, 2003
------------------------------
Walter R. Maupay

/s/ Irwin M. Rosenthal                  Director                                        March 27, 2003
------------------------------
Irwin M. Rosenthal

                                  CERTIFICATION

      I, Robert P. Hickey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Life Medical Sciences, Inc.;
      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 27, 2003                     By: /s/ Robert P. Hickey
                                              ---------------------------------
                                              Robert P. Hickey
                                              Chief Executive Officer
                                              and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page  Number
                                                                    ----  ------

Independent Auditors' Report .............................................   F-2
Balance Sheet ............................................................   F-3
Statements of Operations .................................................   F-4
Statements of Changes In Capital Deficit .................................   F-5
Statements of Cash Flows .................................................   F-6
Notes to Financial Statements ............................................   F-7

                          Independent Auditors' Report


Board of Directors and Stockholders
Life Medical Sciences, Inc.
Little Silver, New Jersey

     We have audited the accompanying balance sheet of Life Medical Sciences, Inc. as of December 31, 2002 and the related statements of operations, changes in capital deficit and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, and has a negative working capital position and a capital deficit at December 31, 2002. As a result, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP (formerly Richard A. Eisner & Co., LLP)



New York, New York
March 14, 2003

With respect to NOTE L
March 27, 2003

                           LIFE MEDICAL SCIENCES, INC.

                                  BALANCE SHEET

                      (In thousands, except per share data)


                                                                           December 31
                                                                              2002
                                                                            --------
                                 ASSETS
Current assets:
    Cash ................................................................   $    497
    Prepaid expenses ....................................................         17
                                                                            --------
               Total current assets .....................................        514
                                                                            --------


Furniture and equipment, less accumulated depreciation ..................         --
                                                                            --------


TOTAL ...................................................................   $    514
                                                                            ========

                     LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
    Accounts payable ....................................................   $    584
    Accrued expenses ....................................................         77
    Other liabilities ...................................................        146
                                                                            --------
               Total current liabilities ................................        807

Deferred royalty income .................................................        227
Convertible note payable - long term ....................................        110
                                                                            --------
               Total liabilities ........................................      1,144
                                                                            --------

Commitments and other matters (Note H)

Capital deficit:
     Preferred stock, $.01 par value; shares authorized - 5,000;
       Series B convertible shares issued and outstanding - 1,113 .......         11
     Common stock, $.001 par value; shares authorized - 100,000;
       issued and outstanding - 16,759 ..................................         17
     Additional paid-in capital .........................................     38,140
     Unearned stock-based compensation ..................................       (114)
     Accumulated deficit ................................................    (38,684)
                                                                            --------
               Total capital deficit ....................................       (630)
                                                                            --------
                                    TOTAL ...............................   $    514
                                                                            ========

                See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                    Year Ended December 31,
                                                                     --------------------
                                                                       2001        2002
                                                                     --------    --------
Revenue:
   Royalty income ................................................   $     35    $     34
                                                                     --------    --------

Operating expenses:
   Research and development expenses .............................        473         330
   Sales and marketing
   General and administrative expenses ...........................        637         988
                                                                     --------    --------
          Operating expenses .....................................      1,110       1,318
                                                                     --------    --------

Loss from operations .............................................     (1,075)     (1,284)

Other income/(expense):
Other income .....................................................          3           1
Interest income ..................................................         15           5
Interest expense .................................................         (9)         --
Amortization of debt discount   ..................................        (47)        (92)
Gain on settlement of debt .......................................         91         100
                                                                     --------    --------

Loss before benefit for income taxes .............................     (1,022)     (1,270)
Benefit for income taxes .........................................        294         222
                                                                     --------    --------

Net loss .........................................................       (728)     (1,048)
Beneficial conversion on convertible preferred stock .............         --        (419)
                                                                     --------    --------

Net loss attributable to common stockholders .....................   $   (728)   $ (1,467)
                                                                     ========    ========

Net loss attributable to common stockholders per share - basic and
   diluted .......................................................   $  (0.06)   $  (0.09)
                                                                     ========    ========

Weighted average shares outstanding - basic and diluted ..........     13,069      16,124


                See accompanying notes to financial statements.

                                            LIFE MEDICAL SCIENCES, INC.

                                     STATEMENTS OF CHANGES IN CAPITAL DEFICIT
                                                  (In thousands)


                                                                                                Additional  Unearned
                                                        Preferred                Common          Paid-In  Stock-Based   Accumulated
                                                    Shares     Amount       Shares    Amount     Capital  Compensation      Deficit
                                                    ------     ------       ------    ------     -------  ------------      -------
Balance - January 1, 2001 ........................    500    $      5      10,343   $     10    $ 36,094                  $(36,908)
  Conversion of preferred
  stock ..........................................   (500)         (5)      5,000          5
  Fair value of options issued
  for compensation ...............................                                                    47
  Warrants issued with
  convertible promissory notes ...................                                                   139
  Net loss for the year ..........................                                                                            (728)
                                                     -----    --------      ------   --------    --------   --------       --------

Balance - December 31, 2001 ......................                         15,343          15      36,280                  (37,636)
  Series B preferred stock
  financing ......................................                                                  1,064
  Options issued as consider-
  ation  for accrued fees ........................  1,091          11                                  68
  Series B preferred stock
  issued as consideration for
  accrued royalties ..............................     21                                              25
  Options and warrants
  exercised ......................................                                                    141
  Common stock issued in
  settlement of accounts
  payable ........................................                          1,224           1          74
  Series B units issued in
  settlement of other liability ..................                                                     25
  Stock-based compensation .......................                            192           1         463   $   (261)
  Amortization of employee
  stock-based compensation .......................                                                               147
  Net loss for the year ..........................                                                                          (1,048)
                                                     -----    --------      ------   --------    --------   --------       --------

Balance - December 31, 2002 ......................   1,112    $     11      16,759   $     17    $ 38,140   $   (114)     $(38,684)
                                                     =====    ========      ======   ========    ========   ========       ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Year Ended December 31,
                                                                            ------------------
                                                                             2001       2002
                                                                            -------    -------
Cash flows from operating activities:
    Net loss ............................................................   $  (728)   $(1,048)
    Adjustments to reconcile net loss to net cash used in operations:
        Deferred royalty income .........................................       (35)       (34)
        Stock-based compensation ........................................         8        449
        Depreciation ....................................................         5
        Gain on settlement of debt ......................................       (91)      (100)
        Amortization of debt discount ...................................        47
        Amortization of discount on convertible promissory notes ........                   92
        Changes in operating assets and liabilities:
            (Increase) decrease in prepaid expenses .....................        99         (6)
            (Increase) in deferred financing costs ......................       (39)
            Increase (decrease) in accounts payable and accrued expenses       (119)       (65)
            Increase (decrease) in other liabilities ....................       (52)        (5)
                                                                            -------    -------
                Net cash used in operating activities ...................      (905)      (717)
                                                                            -------    -------
Cash flows from investing activities:
    Purchase of equipment ...............................................        (1)
                                                                            -------
        Net cash used in investing activities ...........................        (1)
                                                                            -------
Cash flows from financing activities:
    Net proceeds from issuance of Series B Convertible Preferred Stock ..                  700
    Proceeds from exercise of stock options and warrants ................                  142
    Proceeds from issuance of notes payable .............................       440
    Payment on capital lease obligation .................................        (6)
                                                                            -------    -------
       Net cash provided by financing activities ........................       434        842
                                                                            -------    -------
Net (decrease) increase in cash .........................................      (472)       125
Cash at beginning of year ...............................................       844        372
                                                                            -------    -------
Cash at end of year .....................................................   $   372    $   497
                                                                            =======    =======

Supplementary cash flow information:
    Interest paid .......................................................   $     9    $     6
Non-cash investing and financing activities:
    Reduction of capital lease and accrued interest in exchange for
    equipment with a cost basis of $6 ...................................        16
    Conversion of preferred stock to common stock .......................         5
    Legal fees accrued in connection with financing .....................        25
    Conversion of other liability to note payable .......................        40
    Debt discount recorded for fair value of warrants issued with
    convertible promissory notes ........................................       139
    Options issued as consideration for accrued consulting fees .........        39         68
    Common stock issued in satisfaction of accounts payable .............                   75
    Conversion of accounts payable to notes payable .....................                   70
    Series B Units issued in satisfaction of other liability ............                   25
    Series B Units issued in satisfaction of convertible promissory notes                  440

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

     Life Medical  Sciences,  Inc.  (the  "Company") is a  biomaterials  company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's license proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier. In February 2002, the Company initiated the feasibility clinical trial on REPEL-CV. In March 2002, the Company completed a preferred stock/warrant offering resulting in aggregate proceeds of $1.2 million. The Company received $222,000 in December 2002 from the sale of certain New Jersey state tax losses. These funds, together with a subsequent financing referred to below, are intended to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

     The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has experienced recurring net losses, has used its cash in operations and has both a working capital and capital deficit at December 31, 2002. As a result, the Company has limited resources available for its continuing operations. As a result, substantial doubt exists about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to achieve profitability, which in turn is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or sustain a profitable level of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


(NOTE B) - Summary of Significant Accounting Policies:

  [1]  Revenue Recognition:

     Product revenue is recognized when product is shipped to customers. Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance (see Note I).

  [2]  Advertising:

     Advertising costs are charged to expense as they are incurred. There were no expenditures in 2001 or 2002.

  [3]  Depreciation:

     Furniture and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 5-7 years.

  [4]  Research and development:

     Substantially all research and development activities are outsourced (see Note G). Research and development costs are charged to expense as incurred.

  [5]  Patent costs:

     Costs  incurred  in  connection  with  acquiring   patent  rights  and  the
protection of proprietary technologies are charged to expense as incurred.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

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

  [7]  Stock-based compensation:

     The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standard ("SFAS") No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123.

     The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                                   2001       2002
                                                                                  -------    -------
                                                                                Year Ended December 31,
                                                                                -----------------------
     Reported net loss attributable to common stockholders                        $  (728)   $(1,467)
     Stock-based employee compensation expense
         included in reported net loss                                                  0        277
     Stock-based employee compensation determined under
         the fair value based method                                                  (18)      (304)
                                                                                  -------    -------
     Pro forma net loss attributable to common stockholders                       $  (746)   $(1,494)
                                                                                  =======    =======

     Loss per common share attributable to common stockholders (basic and diluted):
             As reported                                                          $ (0.06)   $ (0.09)
                                                                                  =======    =======
             Pro forma                                                            $ (0.06)   $ (0.09)
                                                                                  =======    =======



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     Year ended December 31,
                                     -----------------------
                                      2001            2002
                                      ----            ----
     Dividend yield                        0%              0%
     Expected volatility                  99%            104%
     Risk free interest rate         4.1-4.4%      3.56-4.14%
     Expected life                  2.5 years       2.5 years

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

  [8]  Recently Issued Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

  [9] Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if dilutive, from the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock.

     Securities and the related potential number of common shares not included in the diluted computation, are as follows:

                                          December 31,
                                        2001         2002
                                    ----------   ----------

     Convertible promissory notes    3,707,000      110,000
     Convertible preferred stock                 11,125,000
     Options                         3,841,000    9,360,000
     Warrants                        8,635,000   12,042,000
                                    ----------   ----------

                                    16,183,000   32,637,000
                                    ==========   ==========


(NOTE C) - Furniture and Equipment:

     Furniture and equipment consists of the following at December 31:

                                                Estimated
                                      2002     useful life
                                     -------   -----------

     Furniture and fixtures          $10,000   5 - 7 years
     Office equipment                  8,000   5 years
                                     -------

                                      18,000
     Less accumulated depreciation    18,000
                                     -------
                                     $     0


(NOTE D) - Convertible Promissory Notes:

     In February 2002, the Company issued a $70,000 5 year, 5% convertible promissory note to PTG (see Note H[3]), which is convertible into common shares at a conversion price of $1.00 per share. In August 2002, the Company issued a $40,000 5 year, 6.5% convertible promissory note to Dimotech, Ltd. which is convertible into common shares at a conversion price of $1.00 per share.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS



(NOTE D) - Convertible Promissory Notes:  (continued)

     In 2001, the Company executed $440,000 in six month, non-interest bearing convertible promissory notes. In connection therewith, the Company issued warrants to purchase up to 3,667,000 shares of common stock at an exercise price of $0.12 per share with an expiration date of June 30, 2002. The estimated fair value of the warrants of $139,000 was recorded as debt discount of which $47,000 was amortized through December 31, 2001. The balance of $92,000 was amortized in 2002 and upon the closing of the Series B Offering, the notes, together with the warrants were converted into 367,000 Units (see Note E).


(NOTE E) - Capital Deficit:

  [1]  Common stock:

     In June 2001, the Company issued 5,000,000 shares of common stock pursuant to the automatic conversion of 500,000 shares of Series A convertible preferred stock which were issued in December 2000. In February 2002, 192,000 shares of common stock were issued in settlement of certain trade payables. In July 2002, 1,142,000 shares of common stock were issued as a result of the exercise of warrants issued during the Series B private placement. During 2002, 82,000 shares of common stock were issued as a result of the exercise of stock options by a former Director.

  [2]  Preferred stock:

     In December 2000, the Company completed a private placement in which 500,000 shares of Series A convertible preferred stock were sold for cash proceeds of $500,000. Pursuant to the terms, each share of Series A preferred stock was converted into 10 shares of the Company's common stock during 2001.

     In March 2002, the Company closed a $1.2 million private placement ("Series B Offering"). The Series B Offering involved the issuance of one million Units at $1.20 per Unit. Each Unit consists of one share of Series B preferred stock convertible into ten shares of common stock; one warrant entitling the holder to purchase, until June 30, 2002, up to ten shares of common stock at $0.12 per share; and one two-year warrant entitling the holder to purchase ten shares of common stock at $0.24 per share. The Company subsequently modified the terms of the warrants expiring on June 30, 2002, wherein, if a warrantholder exercised at least 50% of a warrant by June 30, 2002, the expiration date for the remainder of that warrant would be extended to December 31, 2002. A total of 1,141,666 shares equal to $137,000 were exercised under the revised terms with an equivalent number that were extended until December 31, 2002. The remainder of the shorter term warrants expired as of June 30, 2002. The Series B preferred stockholders are entitled to vote with the common stockholders on an as converted basis, and the preferred stock converted automatically into common stock on March 21, 2003. The Company received gross proceeds of $760,000 and effected the conversion of $440,000 in non-interest bearing convertible promissory notes. The notes and 3,667,000 warrants issued therewith were cancelled upon conversion into 367,000 Units. Investors were granted certain registration rights for the securities purchased. A placement fee consisting of 91,667 Units and a two-year warrant to purchase an additional 916,667 shares of common stock at $0.24 per share was paid to an agent in connection with the private placement.

     The Company allocated the proceeds between the Series B Preferred Stock ($524,000) and the detachable warrants based on the relative fair values. The Company computed the beneficial conversion feature of the Series B Preferred Stock, which was limited to the proceeds allocated to the Series B Preferred Stock and which is being amortized over the one-year period through automatic conversion. Accordingly $419,000 was charged to the net loss attributable to common stockholders for the year ended December 31, 2002.

  [3]  Warrants:

     As of December 31, 2002, there were warrants outstanding to purchase up to 12,042,000 shares of the Company's common stock at $0.24 per share.

     In March 2002, 1,650,000 Class A Warrants and 1,150,000 Class B Warrants expired. These warrants were issued in connection with financings in previous years.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Capital Deficit:  (continued)

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

     At December 31, 2002, there were no options outstanding pursuant to the 1992 Plan, options to purchase 708,000 shares of common stock were outstanding pursuant to the 2000 Plan and options to purchase 6,107,000 shares of common stock were outstanding pursuant to the 2001 Plan are outstanding. In addition, options to purchase 2,545,000 shares of common stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting. At December 31, 2002, there were 5,592,000 options available for grant under these plans. Operating expenses include the following charges relating to stock options:

                     Year ended December 31,
                     -----------------------
                         2001       2002
                       --------   --------

     Employees                    $277,000
     Directors fees
     Consulting fees   $  8,000    172,000
                       --------   --------

                       $  8,000   $449,000
                       ========   ========

     A summary of the status of the Company's stock options as of December 31, 2001 and 2002, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                                    2001                            2002
                                            ---------------------------       ----------------------------
                                                        Weighted-Average                  Weighted-Average
                                            Shares       Exercise Price       Shares        Exercise Price
                                            ------       --------------       ------        --------------
     Outstanding at beginning of year       3,701          $   1.24            3,841          $   1.17
     Granted                                  239              0.21            5,718              0.13
     Exercised                                 --                -               (74)             0.07
     Forfeited                                (99)             1.63             (125)             2.00
     Outstanding at end of year             3,841              1.17            9,360              0.53
     Options exercisable at year-end        3,566              1.10            5,544              0.76

     Weighted-average grant date fair
     value of options granted during the
     year                                                      0.12                               0.30

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Capital Deficit:  (continued)

  [4]  Options:  (continued)

     Included in the preceding table are 89,000 and 4,068,000 options granted to non-employees in 2001 and 2002, respectively. The weighted average grant date fair value of such options was $0.13 and $0.30, respectively.

     Options to purchase 5,200,000 shares of common stock, including 1,500,000 to an officer and 3,000,000 to a director, pursuant to the 2001 plan were granted at the closing of the Series B Offering. The options vest in one third increments as of the grant date and the first and second anniversaries thereof and will expire no later than seven years from the vesting dates. The exercise price for the options is $0.12 per share. At the closing of the Series B Offering, the market price of the Company's common stock was $0.38. The Company recorded $449,000 of compensation expense attributable to these options in 2002.

     The following table summarizes information about fixed stock options outstanding at December 31, 2002 (in thousands, except per share data):

                                         Options Outstanding                                 Options Exercisable
                                         -------------------                                 -------------------
                                          Weighted-Average
                                                 Remaining       Weighed Average
              Range           Number           Contractual              Exercise            Number      Weighted-Average
     Exercise Prices      Outstanding                 Life                 Price        Exercisable        Exercise Price
     ---------------      -----------                 ----                 -----        -----------        --------------
       $0.02 -  0.82            7,360               6 years                 $0.15             3,694                 $0.17
        1.00 -  2.00            1,796               3 years                  1.69             1,646                  1.64
        4.00 -  4.75              189               2 years                  4.02               189                  4.02
        7.00 -  7.88               15               2 years                  7.65                15                  7.65
                                -----               -------                 -----             -----                 -----
                                9,360               4 years                 $0.53             5,544                 $0.76



(NOTE F) - Income Taxes:

     At December 31, 2002, the Company has approximately $35,547,000 of net operating loss carryforwards to offset future federal taxable income and approximately $641,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss and research and development credit carryforwards expire in various years from 2005 through 2022. Certain other limitations may apply, including the amount that may be used annually. Future issuances of the Company's stock may subject the Company to additional limitations.

     At December 31, 2002, after giving effect to the sales described in the following sentence, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $11,700,000 which expire through 2009. The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $3,758,000 and 2,830,000 in eligible loss carryforwards, covering the tax years 1996 and a portion of 1997, were sold to PSE&G in exchange for cash payments of approximately $294,000 and $222,000 in 2001 and 2002, respectively. The Company anticipates similar transactions during 2003 and beyond, contingent upon approvals from the State Department of Taxation.

     The deferred tax asset, which amounted to $14,021,000 at December 31, 2002 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been decreased by $38,000 in 2001 and increased by $121,000 in 2002.

     The income tax benefit of $294,000 and $222,000 for the years ended December 31, 2001 and 2002 reflect the Company's participation in the Tax Benefit Transfer Program described above.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Income Taxes:  (continued)

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:


                                                                Year Ended December 31,
                                                               ----------------------------
                                                                   2001            2002
                                                               ------------    ------------
            Income tax benefit at the federal statutory rate   $   (248,000)   $   (432,000)
            State and local income taxes, net of effect on
            federal taxes                                           (44,000)        (76,000)
            Stock-based compensation                                                180,000
            (Decrease) increase in valuation allowance              (38,000)        121,000
            Sale of state net operating loss carryforwards         (294,000)       (222,000)
            Reduction in deferred tax asset from transfer of
            state net operating loss carryforwards                  338,000         255,000
            Other                                                    (8,000)        (48,000)
                                                               ------------    ------------

                                                               $   (294,000)   $   (222,000)
                                                               ============    ============

     The deferred tax asset at December 31 is as follows:

                                                                   2001            2002
                                                               ------------    ------------
            Net operating loss carryforward                    $ 13,022,000    $ 13,139,000
            Research and development credit carryforward            610,000         641,000
            Accrued expenses                                        240,000         202,000
            Other                                                    28,000          39,000
                                                               ------------    ------------

                                                                 13,900,000      14,021,000
            Valuation allowance                                 (13,900,000)    (14,021,000)
                                                               ------------    ------------

                                                               $          0    $          0
                                                               ============    ============

(NOTE G) - Research and License Agreements:

  [1]  Yissum agreement:

     During June 1991, the Company entered into a research and license agreement (the "Agreement") with Yissum Research and Development Company of the Hebrew University of Jerusalem ("Yissum"), which was amended in February 1994, as of January 1996, as of October 1996 and as of April 2002, pursuant to which the Company finances and Yissum conducts research and development at the Hebrew University of Jerusalem in the field of biomedical polymers. In connection with the Agreement, Yissum assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology.

     Pursuant to the Agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the Agreement. The maximum amount of royalties to be paid during the term of the agreement is $5,500,000. The agreement continues until the later of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the Agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000 and the 2002 amendment gives the Company similar options through 2007 for an annual payment, in 2005, of $50,000 and, in 2006 and 2007, of $100,000. Upon termination of the Agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company in June 1991 will revert in full to Yissum. In addition, in the event of a material breach of the Agreement by the Company, all patents and patent applications derived from the research shall revert to Yissum.

  [2]  Dimotech agreement:

     During July 1995, the Company entered into an agreement with Dimotech Ltd., pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech has assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology. Pursuant to the agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under this agreement including CLINICEL. In 2000, this agreement was terminated and all rights therein reverted back to Dimotech. In 2001, the Company reached a settlement with Dimotech with respect to past due royalties and accrued interest aggregating $125,000. Pursuant to the settlement, the Company paid $52,000, issued a $40,000 note payable (convertible into common stock at $1.00 per share) and recorded $25,000 as accrued expenses, which was converted into 21,000 Series B Units upon the closing of the Series B Offering in 2002. Dimotech forgave $8,000 in connection with the settlement.


(NOTE H) - Commitments and Other Matters:

  [1]  Lease:

     The Company vacated its corporate offices in 2000 and accrued the remaining obligation on the lease, which expired in October 2001. Rent expense was $90,000 in 2000. The Company's limited activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis.

  [2]  Employment agreement:

     At December 31, 2002, the Company has an employment agreement with one executive which expires in May 2003. Pursuant to this agreement, the Company's commitment regarding early termination benefits aggregates $105,000 at December 31, 2002.

  [3]  Supplier concentration:

     The Company intends to rely primarily on one primary manufacturer, Polymer Technology Group, Inc. ("PTG"), to produce its proposed products for testing and commercial purposes. The Company believes that alternative sources for these raw materials and components are available.

  [4]  Other:

     In February 2002, a settlement was reached with PTG, the Company's primary supplier, with respect to past due accounts payable aggregating $317,000. Pursuant to the settlement the Company paid $75,000, issued 192,000 shares of common stock and issued a $70,000 note payable (convertible into common stock at $1.00 per share). PTG forgave $97,000 in connection with the settlement.


(NOTE I) - Sure-Closure System Sale:

     In July 1994, the Company sold or assigned to MedChem Products, Inc. substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31, 2002 has been reduced by $417,000 of royalties earned. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. In connection with one such agreement, the Company may be liable for a two percent royalty on sales of the Sure-Closure System in the event that MedChem does not pay these royalties.

(NOTE J) - Related Party:

     The Company incurred expenses of approximately $94,000 in the year ended December 31, 2001 for legal services rendered by a firm at which a director and stockholder of the Company was one of the partners until May 2001. Accounts payable includes $52,000 at December 31, 2002, due to such firm.

     In 2002, the Company paid $120,000 in business management consulting fees to Richard Franklin, a member of its Board of Directors (see Note L[2]).


(NOTE K) - Gain on Settlement of Debt:

     For the years ended December 31, 2001 and 2002, a gain on settlement of debt of $91,000 and $100,000, respectively, are attributable to the cumulative forgiveness of portions of certain outstanding trade obligations settled during the year.


(NOTE L) - Subsequent Events:

     [1] Series C convertible preferred stock financing:

     During the first quarter of 2003, the Company commenced a private placement of up to 604,000 units (including a 10% over-allotment option), consisting of convertible preferred stock and warrants, for an aggregate offering price of up to $725,000, or $1.20 per unit (the "Series C Financing"). As of March 27, 2003, 571,600 units were sold equal to gross proceeds of $686,000. Each Unit consists of one share of Series C preferred stock convertible into ten shares of common stock; one warrant entitling the holder to purchase, until June 30, 2003, up to ten shares of common stock at $0.12 per share; and one two-year warrant entitling the holder to purchase ten shares of common stock at $0.12 per share. The Series C preferred stockholders are entitled to vote with the common stockholders on an as converted basis, and the preferred stock automatically converts into common stock in March 2004. Investors were granted certain registration rights for the securities purchased. A placement fee in units equal to 10% of the units it placed and a four-year warrant to purchase a number of shares of Common Stock at $0.12 per share equal to the number of units it placed will be paid to an agent in connection with the Series C Financing.

     The Company will allocate the proceeds between the Series C Preferred Stock and the detachable warrants based on their relative fair values. The Company will compute the beneficial conversion feature on the Series C Preferred Stock, which will be limited to the proceeds allocated to the Series C Preferred Stock and which will be amortized over the one-year period through automatic conversion.

  [2]  Phairson acquisition:

     In March, 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted common stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to pursue development efforts involving the technology for an extended period of time, the Company is obligated to negotiate a return of the technology to the university. Certain stockholders of Phairson have participated in the Series C Financing as well as prior financings of the Company, and Richard Franklin, a director of the Company, is a stockholder and serves as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of common stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity.

(NOTE M) - Adjustment:

The Company recorded $449,000 of stock-based compensation during 2002, a portion of which was attributable to previous 2002 quarters. The effect of such retroactive adjustment is summarized as follows (in thousands, except per share data):

                                                                   Three-Month Periods Ended
                             ------------------------------------------------------------------------------------------------------
                                     March 31, 2002                          June 30, 2002                    September 30, 2002
                             -----------------------------          -----------------------------         -------------------------
                           As Originally                          As Originally                        As Originally
                             Reported          As Restated          Reported          As Restated         Reported      As Restated
                             --------          -----------          --------          -----------         --------      -----------
Accrued expenses             $      76          $      85           $      74          $     120          $      74       $    142
                             =========          =========           =========          =========          =========       ========

Additional paid-in capital   $  37,545          $  38,008           $  37,672          $  38,135          $  37,675       $ 38,138
                             =========          =========           =========          =========          =========       ========

Unearned stock-based
compensation                 $      --          $     259           $      --          $     210          $      --       $    161
                             =========          =========           =========          =========          =========       ========

Net loss                     $    (217)         $    (430)          $    (187)         $    (273)         $    (177)      $   (248)
                             =========          =========           =========          =========          =========       ========

Net loss attributable to
common stockholders          $    (231)         $    (444)          $    (322)         $    (408)         $    (312)      $   (383)
                             =========          =========           =========          =========          =========       ========

Net loss per share
attributable to common
stockholders - basic and
diluted                      $   (0.01)         $   (0.03)          $   (0.03)         $   (0.04)         $   (0.02)      $  (0.02)
                             =========          =========           =========          =========          =========       ========



The Company issued stock options to certain individuals which grants were previously accounted for as costs of the Series B Offering. In the circumstances, these options have vesting requirements and the Company has changed its accounting treatment to record stock-based compensation.