Form 10QSB
period 2003-03-31
LIFE MEDICAL SCIENCES INC
filed 2003-05-08
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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



         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [|X|]  NO [    ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.001 PAR VALUE - 34,804,877 SHARES OUTSTANDING AT MAY 1, 2003

         Transitional Small Business Disclosure Format (check one):
YES [   ]    NO [  |X| ]

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month                      3
         periods ended March 31, 2002 and 2003

         Condensed Balance Sheets as of December 31,2002 and                                     4
         March 31, 2003 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                                  5
         three-month periods ended March 31, 2002 and 2003

         Notes to Condensed Financial Statements (unaudited)                                     6

Item 2.  Management's Discussion and Analysis or Plan of Operation                               8

Item 3.  Controls and Procedures                                                                 9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                       10

         Signature                                                                              11

         Certification                                                                          12


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         LIFE MEDICAL SCIENCES, INC.

         STATEMENTS OF OPERATIONS
               (unaudited)

                                                     (In thousands, except per share data)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     ------------------------------------
                                                            2002                2003
                                                     ----------------   -----------------
    Revenue
       Royalties                                     $             6    $              8
                                                     ----------------   -----------------
         Revenue                                                   6                   8

    Operating expenses:
       Research and development                                   78                 231
       General and administrative                                154                 362
                                                     ----------------   -----------------
         Operating expenses                                      232                 593
                                                     ----------------   -----------------

    Loss from operations                                        (226)               (585)

    Other income/(expense):
       Interest income                                             1                   1
       Interest expense                                          (92)                 (2)
       Gain on settlement of debt                                100                   9
                                                     ------------------------------------
         Other income/(expense)                                    9                   8
                                                     ------------------------------------

    Net loss                                                    (217)               (577)
    Deemed dividend on convertible preferred stock               (14)               (105)
                                                     ----------------   -----------------

    Net loss to common stockholders                  $          (231)               (682)
                                                     ====================================


    Net loss per common share-basic and diluted      $         (0.01)              (0.04)
                                                     ====================================

    Weighted average shares outstanding                       15,416              19,210


                          LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                       (In thousands, except per share data)


                                                                          DECEMBER 31,            MARCH 31,
                                                                      ------------------------------------------
                                                                              2002                  2003
                                                                      --------------------     -----------------
    ASSETS                                                                                       (unaudited)

    CURRENT ASSETS:
       Cash and cash equivalents                                      $               497      $            618
       Prepaid expenses and advances                                                   17                   132
                                                                      --------------------     -----------------
            Total current assets                                                      514                   750

    Acquired technology                                                                                     344
                                                                      --------------------     -----------------
            TOTAL                                                     $               514      $          1,094
                                                                      ====================     =================



    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts payable                                               $               584      $            555
       Accrued expenses                                                                77                    71
       Other liabilities                                                              146                   195
                                                                      --------------------     -----------------
            Total current liabilities                                                 807                   821

    Deferred royalty income                                                           227                   219
    Notes payable-long term                                                           110                   110
                                                                      --------------------     -----------------
            Total liabilities                                                       1,144                 1,150
                                                                      --------------------     -----------------

    STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; shares authorized -  5,000;
         Seried B convertible shares issued and outstanding - 1,113 and none           11
         Series C convertible shares issued and outstanding - none and 572                                    6
       Common stock, $.001 par value; shares authorized - 100,000
         issued and outstanding - 16,759 and 34,805                                    17                    35
       Additional paid-in capital                                                  38,140                39,238
       Unearned stock-based compensation                                             (114)                  (74)
       Accumulated deficit                                                        (38,684)              (39,261)
                                                                      --------------------     -----------------
            Total stockholders' equity                                               (630)                  (56)
                                                                      --------------------     -----------------
            TOTAL                                                     $               514                 1,094
                                                                      ====================     =================

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                                 THREE MONTHS ENDED
                                                                                       ---------------------------------------
                                                                                                       MARCH 31,
                                                                                       ---------------------------------------
                                                                                               2002                 2003
                                                                                       ------------------   ------------------
Cash flows from operating activities:
    Net loss                                                                           $            (217)   $            (577)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                                    1
       Stock based compensation                                                                                           204
       Amortization of discount on convertible promissory notes                                       92
       Deferred royalty income                                                                        (6)                  (8)
       Gain on settlement of debt                                                                   (100)                  (9)
       Changes in operating assets and liabilities:
         Decrease/(increase) in prepaid expenses                                                      11                 (115)
         (Decrease) in accounts payable and accrued expenses                                        (107)                 (26)
         Increase/(decrease) in other liabilities                                                     (9)                  (3)
                                                                                       ------------------   ------------------
            Net cash (used in) operating activities                                                 (335)                (534)
                                                                                       ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issurance of convertible preferred stock                                       709                  653
    Proceeds from the exercise of stock options                                                                             2
                                                                                       ------------------   ------------------
            Net cash provided from financing activities                                              709                  655
                                                                                       ------------------   ------------------

Net Increase/(decrease) in cash and cash equivalents                                                 374                  121
Cash and cash equivalents at beginning of period                                                     372                  497
                                                                                       ------------------   ------------------
Cash and cash equivalents at end of period                                             $             746    $             618
                                                                                       ==================   ==================

Non-cash investing and financing activities:
    Options issued as consideration for accrued consulting fees                        $              68
    Conversion of accounts payable to common stock                                                    75
    Conversion of accounts payable to note payable                                                    70
    Conversion of other liability to Series B Units                                                   25
    Conversion of convertible promissory notes to Series B Units                                     440
    Common stock and options issued in conjunction with the acquisition of technology                       $             344
    Conversion of Series B preferred stock into common stock                                                               11


                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

A)       BASIS OF PRESENTATION

                  The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

B)       STOCK-BASED COMPENSATION

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

                  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        2002             2003
                                                                                        ----             ----
         Reported net loss attributable to common stockholders                    $          (231)  $        (682)
         Stock-based employee compensation expense
            included in reported net loss                                                     132              50
         Stock-based employee compensation determined under
            the fair value based method                                                      (158)            (60)
                                                                                  ----------------- ---------------

         Pro forma net loss attributable to common stockholders                   $          (257)  $        (692)
                                                                                  ================= ===============

         Loss per common share  attributable to common  stockholders
            (basic and diluted):
                As reported                                                       $         (0.01)  $       (0.04)
                                                                                  ================= ===============
                Pro forma                                                         $         (0.02)  $       (0.04)
                                                                                  ================= ===============

C)       NET LOSS PER COMMON SHARE

                  Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants and the conversion of outstanding shares of preferred stock since their inclusion would, in the case of a net loss, reduce the loss per share.

D)       SERIES C CONVERTIBLE PREFERRED STOCK FINANCING

                  On April 1, 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors.  The Series C  Financing  involved  the  issuance of 604,000
         Units at $1.20 per Unit. Each Unit consists of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2003, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase up to ten shares of Common Stock at $0.12 per share. 571,600 Units closed on March 26, 2003 and the remainder on April 1, 2003. The Series C Preferred Stock will automatically convert into common shares on the first anniversary of the initial closing. The Company allocated the proceeds between the Series C Preferred Stock ($293,000) and the detachable warrants based on the relative fair values. The Company is reflecting a deemed dividend for the beneficial conversion feature of the Series C Preferred Stock, which was limited to the proceeds allocated to the Series C Preferred Stock, over the one-year period through automatic conversion. See Note L to the financial statements in the Company's Form 10-KSB for the fiscal year ended December 31, 2002, for additional information relating to this transaction.

E)       PHAIRSON TECHNOLOGY ACQUISITION

                  In March 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted common stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to pursue development efforts involving the technology for an extended period of time, the Company is obligated to negotiate a return of the technology to the university. Certain stockholders of Phairson have participated in the Series C Financing as well as prior financings of the Company, and Richard Franklin, a director of the Company, is a stockholder and serves as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of common stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. In connection with this transaction, $344,000 was recorded as acquired technology which is being amortized over the estimated life of 5 years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV(TM) adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. The Company initiated this trial in February 2002 and completed patient enrollment in September 2002. In April 2003, the Company announced that it successfully completed the feasibility clinical trial and that the trial results and a proposed multi-center pivotal clinical trial protocol have been submitted to the FDA. The Company plans to conduct this multi-center pivotal clinical trial as a basis for obtaining FDA approval to market REPEL-CV. In April 2003, the Company announced the receipt of approximately $725,000 in additional financing through the completion of a private placement with a consortium of European institutional investors. The Company intends to use the proceeds to fund the REPEL-CV clinical trial and initiate additional development programs based on its proprietary bioresorbable polymer technology.

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

         Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenue for the three month period ended March 31, 2003 of $8,000 was attributable to royalty income from product sales of the Sure-Closure System(TM). This compares to royalty income from the same source of $6,000 for the three months ended March 31, 2002.

         The Company incurred research and development expenses of $231,000 for the three months ended March 31, 2003, compared to $78,000 for the comparable prior year period. The increase in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2003 for the REPEL-CV adhesion barrier film.

         General and administrative expenses totaled $362,000 for the three months ended March 31, 2003, compared to $154,000 for the comparable prior year period. These expenses consisted primarily of management compensation including stock-based compensation, legal fees, and other general and administrative costs. The increase in spending is primarily attributable to stock-based compensation expense of $176,000 and higher payroll-related costs.

         Interest income was $1,000 for the three months ended March 31, 2003 which was equal to the amount recorded in the prior year period.

         Interest expense was $2,000 for the three months ended March 31, 2003, compared to $92,000 for the comparable prior year period. The reduction is primarily attributable to the write-off, in 2002, of the remaining balance of the debt discount upon the conversion of convertible promissory notes into Series B Units.

         During the three months ended March 31, 2003, the Company recorded a gain on settlement of debt of $9,000, compared to $100,000 for the comparable prior year period. The gains in both periods are associated with the settlement of trade payables.

         The Company's net loss was $577,000 for the three months ended March 31, 2003. A net loss of $217,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

         The Company reflected a deemed non-cash dividend on preferred stock of $105,000 for the three months ended March 31, 2003, resulting in a net loss to common shareholders of $682,000. The deemed non-cash dividend was $14,000 for the three months ended March 31, 2002, resulting in a net loss to common shareholders of $231,000.

LIQUIDITY AND CAPITAL RESOURCES


         The cash balances were $618,000 and $497,000 at March 31, 2003 and December 31, 2002, respectively. On March 26, 2003 and April 1, 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. (See Note D) $39,000 of the proceeds from the Series C Financing was not included in the cash balance at March 31, 2003. At March 31, 2003, the Company had a working capital deficit of $71,000. The cash balance as of March 31, 2003 is not sufficient to meet the Company's cash requirements for operating activities through the remainder of 2003. The Company will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

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

         (a) The Annual Meeting of Stockholders of the Company was held on April 23, 2003.

         (b)      The  following  five  Directors  were  reelected at the Annual
                  Meeting:

                  Edward A. Celano                Walter R. Maupay, Jr.
                  Richard L. Franklin, MD         Irwin M. Rosenthal
                  Robert P. Hickey

         (c) The vote to ratify the appointment of Eisner LLP, as the independent auditors of the Company was 20,986,132 for, 158,460 against with no abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         99.1  Certification  of   Principal  Executive  Officer  and  Principal
         Financial Officer Pursuant to U.S.C. 1350.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            LIFE MEDICAL SCIENCES, INC.
                                            (REGISTRANT)




         Date:  May 8, 2003
                                             /S/ ROBERT P. HICKEY
                                            --------------------------------
                                            ROBERT P. HICKEY
                                            CHAIRMAN, PRESIDENT, CEO AND CFO

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


Dated: May 8, 2003                    By:    /s/ Robert P. Hickey
                                            -------------------
                                            Robert P. Hickey
                                            Chief Executive Officer and
                                            Chief Financial Officer