Form 10QSB
period 2003-06-30
LIFE MEDICAL SCIENCES INC
filed 2003-08-12
CIK 889428

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

         Common Stock, $.001 Par Value - 41,482,910 shares outstanding at August 12, 2003

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the six-month      3
         periods ended June 30, 2002 and 2003

         Condensed Balance Sheets as of December 31, 2002 and                  4
         June 30, 2003 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                5
         six-month periods ended June 30, 2002 and 2003

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Controls and Procedures                                               9


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     10

         Signature                                                            11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               (In thousands, except per share data)     (In thousands, except per share data)
                                                        Three Months Ended                         Six Months Ended
                                                            June 30,                                   June 30,
                                                      2002           2003                        2002           2003
                                                    --------       --------                    --------       --------
Revenue
   Royalties                                              10              5                          16             13
                                                    --------       --------                    --------       --------
     Revenue                                              10              5                          16             13

Operating expenses:
   Research and development                               45            190                         123            421
   General and administrative                            150            563                         304            925
                                                    --------       --------                    --------       --------
     Operating expenses                                  195            753                         427          1,346
                                                    --------       --------                    --------       --------

(Loss) from operations                                  (185)          (748)                       (411)        (1,333)

Other income/(expense):
   Interest income                                         1                                          2              1
   Interest expense                                       (3)            (1)                        (95)            (3)
   Gain on settlement of debt                                                                       100              9
                                                    --------       --------                    --------       --------
     Other income/(expense)                               (2)            (1)                          7              7

Net (loss)                                              (187)          (749)                       (404)        (1,326)
Deemed dividend on convertible preferred stock          (135)           (73)                       (149)          (178)
                                                    --------       --------                    --------       --------

Net loss to common stockholders                     $   (322)      $   (822)                   $   (553)      $ (1,504)
                                                    ========       ========                    ========       ========


Net (loss) per share - basic and diluted            $  (0.02)      $  (0.02)                   $  (0.04)      $  (0.06)
                                                    ========       ========                    ========       ========

Weighted average shares outstanding                   15,576         34,883                      15,497         27,090

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS


                                                                     (In thousands, except per share data)
                                                                           December 31,    June 30,
                                                                            -----------------------
                                                                               2002          2003
                                                                            --------       --------
    ASSETS                                                                                (unaudited)

Current assets:
   Cash and cash equivalents                                                $    497       $  1,025
   Other receivables                                                                             39
   Prepaid expenses and advances                                                  17             98
                                                                            --------       --------
        Total current assets                                                     514          1,162

Acquired technology, less accumulated amortization                                              327
Furniture and equipment, less accumulated depreciation                                            4
                                                                            --------       --------
        TOTAL                                                               $    514       $  1,493
                                                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $    584       $    530
   Accrued expenses                                                               77             74
   Other liabilities                                                             146            333
                                                                            --------       --------
        Total current liabilities                                                807            937

Deferred royalty income                                                          227            214
Notes payable-long term                                                          110            110
                                                                            --------       --------
        Total liabilities                                                      1,144          1,261
                                                                            --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000;
     Series B convertible shares issued and outstanding-1,113 and none            11
     Series C convertible shares issued and outstanding-none and 572                              6
   Common stock, $.001 par value; shares authorized-100,000
     issued and outstanding - 16,759 and 41,478                                   17             41
   Additional paid-in capital                                                 38,140         40,248
   Unearned stock-based compensation                                            (114)           (54)
   Accumulated deficit                                                       (38,684)       (40,009)
                                                                            --------       --------
        Total stockholders' equity                                              (630)           232
                                                                            --------       --------
        TOTAL                                                               $    514       $  1,493
                                                                            ========       ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         (In thousands, except for per share data)
                                                                                                    Six months ended
                                                                                          ----------------------------------------
                                                                                                          June 30,
                                                                                          ----------------------------------------
                                                                                                  2002                 2003
                                                                                          ------------------  --------------------
Cash flows from operating activities:
    Net loss                                                                                $          (404)    $          (1,326)
    Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
      Depreciation                                                                                        1
      Amortization of acquired technology                                                                                      17
      Stock based compensation                                                                                                538
      Amortization of discount on convertible promissory notes                                           92
      Deferred royalty income                                                                           (16)                  (13)
      Gain on settlement of debt                                                                       (100)                   (9)
      Changes in operating assets and liabilities:
         (Increase) in prepaid expenses                                                                 (48)                  (81)
         (Increase) in Other receivables                                                                (87)                  (39)
         (Decrease) in accounts payable and accrued expenses                                           (134)                  (48)
         (Decrease)/Increase in other liabilities                                                        (9)                   (4)
                                                                                          ------------------  --------------------
           Net cash (used in) operating activities                                                     (705)                 (965)
                                                                                          ------------------  --------------------

Cash flows from investing activities:
    Purchase of equipment                                                                                                      (4)
                                                                                          ------------------  --------------------
           Net cash (used in) investing activities                                                                             (4)
                                                                                          ------------------  --------------------

Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                               700                   653
    Proceeds from exercise of stock options and warrants                                                138                   844
                                                                                          ------------------  --------------------
           Net cash provided by financing activities                                                    838                 1,497
                                                                                          ------------------  --------------------

Net Increase/(decrease) in cash and cash equivalents                                                    133                   528
Cash and cash equivalents at beginning of period                                                        372                   497
                                                                                          ------------------  --------------------
Cash and cash equivalents at end of period                                                  $           505     $           1,025
                                                                                          ==================  ====================

Non-cash investing and financing activities:
    Options issued as consideration for accrued consulting fees                             $            68
    Conversion of accounts payable to common stock                                                       75
    Conversion of accounts payable to notes payable                                                      70
    Conversion of other liability to Series B Units                                                      25
    Conversion of convertible promissory notes to Series B Units                                        440
    Common stock and options issued in conjunction with the acquisition of technology                           $             344
    Conversion of Series B preferred stock into common stock                                                                   11

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

                  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                Three Months ended June 30,        Six Months ended June 30,
                                                                ---------------------------        -------------------------
                                                                   2002             2003             2002           2003
                                                                   ----             ----             ----           ----
Reported net loss attributable to common stockholders                  ($322)           ($822)          ($553)        ($1,504)
Stock-based employee compensation expense
    included in reported net loss                                         48               18             180              70
Stock-based employee compensation determined under
    the fair value based method                                          (57)             (53)           (214)           (114)
                                                             ----------------------------------  ------------------------------

 Pro forma net loss attributable to common stockholders                ($331)           ($857)          ($587)        ($1,548)
                                                             ==================================  ==============================

 Loss per common share attributable to common stockholders
      (basic and diluted):
        As reported                                                   ($0.02)          ($0.02)         ($0.04)         ($0.06)
                                                             ==================================  ==============================
        Pro forma                                                     ($0.02)          ($0.02)         ($0.04)         ($0.06)
                                                             ==================================  ==============================

C)       Exercise of Warrants

                  During June 2003, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. Of the proceeds, $39,000 was reported as other receivables on June 30, 2003, which amount was subsequently received.

D)       Net Loss Per Common Share

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

Item 2.   Management's Discussion And Analysis or Plan of Operation.


General

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV(TM) adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. In April 2003, the Company announced that it successfully completed the feasibility clinical trial and that the trial results and a proposed multi-center, randomized pivotal clinical trial protocol were submitted to the FDA. In June 2003, the Company announced that it received approval from the FDA to conduct the pivotal clinical trial. The Company plans to conduct this trial as a basis for obtaining FDA approval to market REPEL-CV. In July 2003, the Company announced the receipt of approximately $800,000 in additional financing through the exercise of warrants to purchase the Company's common shares. The Company intends to use the proceeds to support the funding of the REPEL-CV pivotal clinical trial.

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

Results of Operations

 Revenue for the three month and six month periods ended June 30, 2003 of $5,000 and $13,000, respectively, was attributable to royalty income from product sales of the Sure-Closure System(TM). These revenue figures compare to royalty income from the same source of $10,000 and $16,000 for the three month and six month periods ended June 30, 2002.

         The Company incurred research and development expenses of $190,000 and $421,000 for the three months and six months ended June 30, 2003, respectively, compared to $45,000 and $123,000 for the comparable prior year periods. The increase in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2003 in preparation for the REPEL-CV pivotal clinical trial. It is anticipated that these expenses will continue at the higher levels throughout the clinical trial.

         General and administrative expenses totaled $563,000 and $925,000 for the three months and six months ended June 30, 2003, respectively, compared to $150,000 and $304,000 for the comparable prior year periods. These expenses consisted primarily of management compensation including stock-based compensation, insurance, legal fees, and other general and administrative costs. The increase in spending is primarily attributable to stock-based compensation expense of $334,000 and $510,000 for the three months and six months ended June 30, 2003, respectively.

         Interest income was $1,000 for the six months ended June 30, 2003, as compared to $1,000 and $2,000 recorded in the three months and six months ended June 30, 2002, respectively.

         Interest expense was $1,000 and $3,000 for the three months and six months ended June 30, 2003, respectively, compared to $3,000 and $95,000 for the comparable prior year periods. The reduction is primarily attributable to the write-off, in 2002, of the remaining balance of the debt discount upon the conversion of convertible promissory notes into Series B Units.

         During the six months ended June 30, 2003, the Company recorded a gain on settlement of debt of $9,000, compared to $100,000 for the comparable prior year period. The gains in both periods are associated with the settlement of trade payables.

         The Company's net loss was $749,000 and $1,326,000 for the three months and six months ended June 30, 2003, respectively, compared to $187,000 and $404,000 for the comparable prior year periods. The Company expects to incur losses at comparable levels in future periods.

         The Company reflected a deemed non-cash dividend on preferred stock of $73,000 and $178,000 for the six months ended June 30, 2003, respectively, resulting in a net loss to common shareholders of $822,000 and $1,504,000. The deemed non-cash dividend was $135,000 and $149,000 for the three months and six months ended June 30, 2002, respectively, resulting in a net loss to common shareholders of $322,000 and $553,000.

Liquidity and Capital Resources

         The cash balances were $1,025,000 and $497,000 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Company had a working capital surplus of $225,000. The cash balance as of June 30, 2003, is not sufficient to meet the Company's cash requirements for operating activities through the remainder of 2003. The Company will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

                           PART II - OTHER INFORMATION


ITEM 2. Changes in Securities

         During June 2003, holders of outstanding common stock purchase warrants expiring June 30, 2003, exercised all of such warrants resulting in the issuance of an aggregate of 6,634,000 shares of the Company's common stock for aggregate cash consideration of approximately $796,000, or $0.12 per share. The warrants were previously issued as part of the Company's Series C Convertible Preferred Stock private placement. The offering was made in reliance upon the provisions of Section 4(2) under the Securities Act of 1933. The offering was made to a limited number of investors, each of whom made investment representations and are believed to be sophisticated investors.

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the period covered by this quarterly report, has concluded that as of the such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.

         (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               Life Medical Sciences, Inc.
                                               (Registrant)




Date:  August 12, 2003
                                               /s/ Robert P. Hickey
                                               -------------------------------
                                               Robert P. Hickey
                                               President, CEO and CFO

                                  EXHIBIT INDEX

ITEM                                                                                    PAGE
----                                                                                    ----
31.1  Certification  of  Principal  Executive  Officer and  Principal  Financial         12
Officer Pursuant to Exchange Act Rule 13a-14(a),  as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification  of  Principal  Executive  Officer and  Principal  Financial         13
Officer  Pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section 906 of the
Sarbanes- Oxley Act of 2002.