Form 10QSB
period 2003-09-30
LIFE MEDICAL SCIENCES INC
filed 2003-11-10
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ________________


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

         Common Stock, $.001 Par Value - 41,482,910 shares outstanding at November 1, 2003

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month
         and nine-month periods ended September 30, 2002 and 2003              3

         Condensed Balance Sheets as of December 31, 2002 and
         September 30, 2003 (unaudited)                                        4

         Condensed Statements of Cash Flows (unaudited) for the                5
         nine-month periods ended September 30, 2002 and 2003

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.   Management's Discussion and Analysis or Plan of Operation            8

Item 3.   Controls and Procedures                                              9


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     10

            Signature                                                         10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    (In thousands, except per share data)   (In thousands, except per share data)

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                              September 30,
                                                           2002               2003                 2002                  2003
                                                    ----------------   ------------------   -------------------  ------------------
    Revenue
       Royalties                                                 10                    5                    26                  18
                                                    ----------------   ------------------   -------------------  ------------------
         Revenue                                                 10                    5                    26                  18
    Operating expenses:
       Research and development                                  55                  147                   260                 636
       General and administrative                               204                  141                   725                 998
                                                    ----------------   ------------------   -------------------  ------------------
         Operating expenses                                     259                  288                   985               1,634
                                                    ----------------   ------------------   -------------------  ------------------

    (Loss) from operations                                     (249)                (283)                 (959)             (1,616)

    Other income/(expense):
       Interest income                                            2                    1                     4                   2
       Interest expense                                          (1)                  (2)                  (96)                 (5)
       Gain on settlement of debt                                                      6                   100                  15
                                                    ----------------   ------------------   -------------------  ------------------
         Other income/(expense)                                   1                    5                     8                  12

    Net (loss)                                                 (248)                (278)                 (951)             (1,604)
    Deemed dividend on convertible preferred stock             (135)                 (73)                 (284)               (251)
                                                    ----------------   ------------------   -------------------  ------------------

    Net loss to common stockholders                 $          (383)   $            (351)   $           (1,235)  $          (1,855)
                                                    ================   ==================   ===================  ==================


    Net (loss) per share - basic and diluted        $         (0.02)   $           (0.01)   $            (0.08)  $           (0.06)
                                                    ================   ==================   ===================  ==================

    Weighted average shares outstanding                      16,134               41,483                15,914              31,940

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS


                                                                         (In thousands, except per share data)
                                                                          December 31,            September 30,
                                                                      -------------------     -----------------
                                                                              2002                  2003
                                                                      -------------------     -----------------
    ASSETS                                                                                      (unaudited)

    Current assets:
       Cash and cash equivalents                                      $              497      $            777
       Prepaid expenses and advances                                                  17                    84
                                                                      -------------------     -----------------
            Total current assets                                                     514                   861

    Acquired technology, less accumulated amortization                                                     310
    Furniture and equipment, less accumulated depreciation                                                   4
                                                                      -------------------     -----------------
            TOTAL                                                     $              514      $          1,175
                                                                      ===================     =================



    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                               $              584      $            523
       Accrued expenses                                                               77                    83
       Other liabilities                                                             146                   277
                                                                      -------------------     -----------------
            Total current liabilities                                                807                   883

    Deferred royalty income                                                          227                   209
    Notes payable-long term                                                          110                   110
                                                                      -------------------     -----------------
            Total liabilities                                                      1,144                 1,202
                                                                      -------------------     -----------------

    Capital deficit:
       Preferred stock, $.01 par value; shares authorized -  5,000;
         Series B convertible shares issued and outstanding-1,113 and none            11
         Series C convertible shares issued and outstanding-none and 572                                     6
       Common stock, $.001 par value; shares authorized-100,000
         issued and outstanding 16,759 and 41,483                                     17                    41
       Additional paid-in capital                                                 38,140                40,249
       Unearned stock-based compensation                                            (114)                  (35)
       Accumulated deficit                                                       (38,684)              (40,288)
                                                                      -------------------     -----------------
            Total capital deficit                                                   (630)                  (27)
                                                                      -------------------     -----------------
            TOTAL                                                     $              514      $          1,175
                                                                      ===================     =================

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  (In thousands, except for per share data)
                                                                                            Nine Months Ended
                                                                                                September 30,
                                                                                   ----------------------------------------
                                                                                           2002                 2003
                                                                                   ------------------  --------------------
Cash flows from operating activities:
    Net loss                                                                         $          (951)    $          (1,604)
    Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
      Depreciation                                                                                 1
      Amortization of acquired technology                                                                               34
      Stock based compensation                                                                   370                   501
      Amortization of discount on convertible promissory notes                                    92
      Deferred royalty income                                                                    (26)                  (18)
      Gain on settlement of debt                                                                (100)                  (15)
      Changes in operating assets and liabilities:
         (Increase) in prepaid expenses                                                          (26)                  (67)
         (Decrease) in accounts payable and accrued expenses                                    (129)                  (41)
         (Decrease) in other liabilities                                                          (9)                   (4)
                                                                                   ------------------  --------------------
           Net cash (used in) operating activities                                              (778)               (1,214)
                                                                                   ------------------  --------------------

Cash flows from investing activities:
    Purchase of equipment                                                                                               (4)
                                                                                                           ----------------
           Net cash (used in) investing activities                                                                      (4)
                                                                                                           ----------------

Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                        700                   653
    Proceeds from exercise of stock options and warrants                                         141                   845
                                                                                   ------------------  --------------------
           Net cash provided by financing activities                                             841                 1,498
                                                                                   ------------------  --------------------

Net increase in cash and cash equivalents                                                         63                   280
Cash and cash equivalents at beginning of period                                                 372                   497
                                                                                   ------------------  --------------------
Cash and cash equivalents at end of period                                           $           435     $             777
                                                                                   ==================  ====================

Non-cash investing and financing activities:
    Options issued as consideration for accrued consulting fees                      $            68
    Conversion of accounts payable to common stock                                                75
    Conversion of accounts payable to notes payable                                               70
    Conversion of other liability to Series B Units                                               25
    Conversion of convertible promissory notes to Series B Units                                 440
    Common stock and options issued in conjunction with the acquisition of technology                    $             344
    Conversion of Series B preferred stock into common stock                                                            11

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

                  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                  Three Months ended          Nine months ended
                                                                    September 30,               September 30,
                                                                  2002          2003          2002          2003
                                                                -------       -------       -------       -------
Reported net loss attributable to common stockholders             ($383)        ($351)      ($1,235)      ($1,855)
Stock-based employee compensation expense
    included in reported net loss                                    49            19           229            89
Stock-based employee compensation determined under
    the fair value based method                                     (57)          (24)         (269)         (138)
                                                                -------       -------       -------       -------

 Pro forma net loss attributable to common stockholders           ($391)        ($356)      ($1,275)      ($1,904)
                                                                =======       =======       =======       =======

 Loss per common share attributable to common stockholders
    (basic and diluted):
        As reported                                              ($0.02)       ($0.01)       ($0.08)       ($0.06)
                                                                =======       =======       =======       =======
        Pro forma                                                ($0.02)       ($0.01)       ($0.08)       ($0.06)
                                                                =======       =======       =======       =======

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

D)         Reclassification

                  $68,000 in general and administrative expenses for the six months ended June 30, 2003, has been reclassified to research and development expenses to conform with the current presentation.

E)       Adjustment

                  The financial statements included in the Company's 2002 Annual Report on Form 10-KSB disclosed that the Company recorded $449,000 of stock-based compensation during 2002, a portion of which was attributable to previous 2002 quarters and the effect of such retroactive adjustment was summarized. The Company had issued stock options to certain individuals contingent upon the closing of the Series B offering which grants were previously accounted for as costs of that offering. In the circumstances, these options have vesting requirements and the Company changed its accounting treatment to record stock-based compensation.

                  The condensed financial statements for the periods ended March 31, 2002 and June 30, 2002 presented in the Company's March 31, 2003 and June 30, 2003 Quarterly Reports on Form 10-QSB did not reflect this adjustment. The effect of that retroactive adjustment on those 2002 periods is summarized as follows:

                                                   Three months ended
                             --------------------------------------------------------------------            Six months ended
                                     March 31, 2002                        June 30, 2002                      June 30, 2002
                             -----------------------------        -----------------------------        ----------------------------
                           As Originally                        As Originally                        As Originally
                             Reported        As Restated          Reported        As Restated          Reported        As Restated
                             --------        -----------          --------        -----------          --------        -----------
Statements of Operations:
Research and development     $      78        $     153           $      45        $      52           $     123        $     205
                             =========        =========           =========        =========           =========        =========
General and administrative   $     154        $     292           $     150        $     229           $     304        $     521
                             =========        =========           =========        =========           =========        =========
Net loss                     $    (217)       $    (430)          $    (187)       $    (273)          $    (404)       $    (703)
                             =========        =========           =========        =========           =========        =========
Net loss attributable to
common stockholders          $    (231)       $    (444)          $    (322)       $    (408)          $    (553)       $    (852)
                             =========        =========           =========        =========           =========        =========
Net loss per share
attributable to common
stockholders - basic and
diluted                      $   (0.01)       $   (0.03)          $   (0.02)       $   (0.03)          $   (0.04)       $   (0.05)
                             =========        =========           =========        =========           =========        =========
Statements of Cash Flows:
Net loss                     $    (217)       $    (430)                                               $    (404)       $    (703)
                             =========        =========                                                =========        =========
Stock-based compensation     $       0        $     213                                                $       0        $     299
                             =========        =========                                                =========        =========

Note B - Stock Based Compensation:

Net loss attributable to
common stockholders          $    (231)       $    (444)          $    (322)       $    (408)          $    (553)       $    (852)
                             =========        =========           =========        =========           =========        =========
Pro forma net loss
attributable to common
stockholders                 $    (257)       $    (470)          $    (328)       $    (414)          $    (585)       $    (884)
                             =========        =========           =========        =========           =========        =========
Pro forma loss per share
attributable to common
stockholders - basic and
diluted                      $   (0.01)       $   (0.03)          $   (0.02)       $   (0.03)          $   (0.04)       $   (0.06)
                             =========        =========           =========        =========           =========        =========
Increase in pro forma loss
per share attributable to
common stockholders - basic
and diluted                                   $   (0.02)                           $   (0.01)                           $   (0.02)
                                              =========                            =========                            =========

Item 2.   Management's Discussion And Analysis or Plan of Operation.

General

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development focus on preventing or reducing post-operative adhesions subsequent to a broad range of surgical procedures and are in various stages of clinical trials and preclinical studies. In December 2001, the Company received approval from the US Food and Drug Administration (FDA) to initiate a feasibility clinical trial to assess the safety and efficacy of REPEL-CV(TM) adhesion barrier film in neonatal patients undergoing staged open-heart surgical procedures. In April 2003, the Company announced that it successfully completed the feasibility clinical trial and that the trial results and a proposed multi-center, randomized pivotal clinical trial protocol were submitted to the FDA. In June 2003, the Company announced that it received approval from the FDA to conduct the pivotal clinical trial. In September 2003, the Company announced the initiation of the pivotal clinical trial which is ongoing. Based on a favorable outcome, the pivotal clinical trial results would be used to obtain FDA approval to commercialize REPEL-CV for use in cardiac surgical procedures. In July 2003, the Company announced the receipt of approximately $800,000 in additional financing through the exercise of warrants to purchase the Company's common shares. The Company intends to use the proceeds to support the funding of the REPEL-CV pivotal clinical trial.

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

   Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Revenue for the three month and nine month periods ended September 30, 2003 of $5,000 and $18,000, respectively, was attributable to royalty income from product sales of the Sure-Closure System(TM). These revenue figures compare to royalty income from the same source of $10,000 and $26,000 for the three month and nine month periods ended September 30, 2002.

         The Company incurred research and development expenses of $147,000 and $636,000 for the three months and nine months ended September 30, 2003, respectively, compared to $55,000 and $260,000 for the comparable prior year periods. The increase in expenses for the three month period is primarily attributable to higher salary-related and clinical development expenditures. The increase in expenditures for the nine month period is primarily attributable to one-time manufacturing costs incurred in conjunction with the REPEL-CV pivotal clinical trial as well as higher clinical development and salary-related expenditures partially offset by a reduction in stock-based compensation expense. It is anticipated that these expenses will continue to increase in response to higher clinical trial expenditures and new product development activities.

         General and administrative expenses totaled $141,000 and $998,000 for the three months and nine months ended September 30, 2003, respectively, compared to $204,000 and $725,000 for the comparable prior year periods. These expenses consisted primarily of management compensation including stock-based compensation, insurance, legal fees, and other general and administrative costs. The decrease in expenses during the three month period was primarily attributable to a reduction in stock-based compensation expense partially offset by higher insurance and salary-related expenses. During the nine month period, the increase in expenses was primarily attributable to higher stock-based compensation, insurance and salary-related expenses.

         Interest income was $1,000 and $2,000 for the three months and nine months ended September 30, 2003, respectively, as compared to $2,000 and $4,000 recorded in the three months and nine months ended September 30, 2002.

         Interest expense was $2,000 and $5,000 for the three months and nine months ended September 30, 2003, respectively, compared to $1,000 and $96,000 for the comparable prior year periods. The reduction for the nine month period is primarily attributable to the write-off, in 2002, of the remaining balance of the debt discount upon the conversion of convertible promissory notes into Series B Units.

         During the three months and nine months ended September 30, 2003, the Company recorded a gain on settlement of debt of $6,000 and $15,000, respectively, compared to $100,000 for the prior year nine month period. The gains in both years are associated with the settlement of trade payables.

         The Company's net loss was $278,000 and $1,604,000 for the three months and nine months ended September 30, 2003, respectively, compared to $248,000 and $951,000 for the comparable prior year periods. The Company expects to incur losses at comparable or higher levels in future periods as product development and staffing costs increase.

         The Company reflected a deemed non-cash dividend on preferred stock of $73,000 and $251,000 for the three months and nine months ended September 30, 2003, respectively, resulting in a net loss to common shareholders of $351,000 and $1,855,000. The deemed non-cash dividend was $135,000 and $284,000 for the three months and nine months ended September 30, 2002, respectively, resulting in a net loss to common shareholders of $383,000 and $1,235,000.

Liquidity and Capital Resources

         The cash balances were $777,000 and $497,000 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Company had a working capital deficit of $22,000. The cash balance as of September 30, 2003, should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2003. The Company will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.


                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                Life Medical Sciences, Inc.




         Date:  November 10, 2003
                                                /s/ Robert P. Hickey
                                                ------------------------------
                                                Robert P. Hickey
                                                President, CEO and CFO




                                  EXHIBIT INDEX

         ITEM                                                                                           PAGE
         ----                                                                                           ----
         31.1 Certification of Principal Executive Officer and Principal Financial Officer                11
         Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer and Principal Financial Officer                12
         Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002.