Form 10KSB
period 2003-12-31
LIFE MEDICAL SCIENCES INC
filed 2004-03-09
CIK 889428

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                     COMMON STOCK--PAR VALUE $.001 PER SHARE

                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the common equity held by non-affiliates of the registrant as of February 20, 2004 was approximately $13.9 million.

         As of February 20, 2004, 41,482,910 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV. In April 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. The Series C Financing involved the issuance of 604,000 Units at $1.20 per Unit, each Unit consisting of Series C Convertible Preferred Stock and two separate warrants. In June 2003, the Company realized $796,000 from the exercise of the shorter-term warrants included in the Units, resulting in the issuance of 6,634,000 shares of the Company's common stock. The Company received $193,000 in December 2003 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

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

CERTAIN HISTORICAL ACTIVITIES

         In March 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted Common Stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhances the Company's broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. Certain stockholders of Phairson have participated in prior financings of the Company, and Richard Franklin, the Company's Chairman, is a stockholder and has served as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company.

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

     The Company previously developed and marketed the Sure-Closure SystemTM, a disposable wound closure device. The Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1997, Zimmer Orthopaedics, acquired the Sure - Closure System from C.R. Bard. The Company receives a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004. The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel and the intellectual property rights relating thereto were assigned to the Company in 1992.

     The Company is a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992. In April 2002, the Company increased the number of authorized shares of Common Stock from 43,750,000 to 100,000,000.

POST-OPERATIVE ADHESIONS

     Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility following gynecologic surgery, serious complications during secondary cardiovascular surgical procedures, restricted limb motion following orthopedic surgery, and pain following any surgery. Moreover, adhesions that form as a result of surgery can increase the complexity, duration and risk of subsequent surgery. According to industry sources, in the United States, surgeons perform an estimated 440,000 abdominal operations annually to remove adhesions, and the annual cost in the United States for the removal of such adhesions is estimated at $2.0 billion in inpatient treatment charges.

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

     In the United States, there are approximately 1.9 million gynecologic surgical procedures performed annually which have proven to be prone to post-operative adhesion formation. Among these procedures are approximately 1.0 million infertility procedures which, in many instances, are performed due to the complications caused by adhesions which have compromised the functionality of the reproductive organs. In the absence of an efficacious means of intervention, the formation of adhesions becomes a virtually unavoidable byproduct of the trauma caused to internal tissue surfaces during the surgical procedure. Numerous clinical studies substantiate the observation that performing such procedures laparoscopically (less-invasively) rather than in the traditional open manner, in fact, may lead to the formation of more extensive and problematic adhesions.

     Since it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of its adhesion prevention products. The Company believes that current products for the prevention or reduction of adhesions are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that its products under development may not suffer from some if not all of these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or breakdown products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that its products will provide an additional clinical benefit in that they have been shown to uniformly dissolve without forming particles or breakdown products.

     Set forth below is a chart summarizing the Company's products and their stage of development, followed by a more detailed description of each product.

 ----------------------------------------------------------------------------------------------------------------
 ADHESION PREVENTION PRODUCTS UNDER DEVELOPMENT
 ---------------------- ---------------------------------------- ----------------------------- ------------------
                        POTENTIAL                                                                 EST. ANNUAL
 PRODUCT                THERAPEUTIC APPLICATION                  STATUS                        MARKET POTENTIAL*
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 REPEL-CV               Preventing  or reducing  post-operative  Pivotal clinical trial        $250 Million
 Barrier Film           surgical   adhesions   in  open   heart
                        surgical procedures.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 REPEL(TM)              Preventing  or reducing  post-operative  IDE  approval  for a pivotal  $100 Million
 Barrier Film           surgical   adhesions  in  gynecological  clinical       trial      in
                        and general surgical procedures.         gynecological procedures.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 RESOLVE(TM)            Preventing or reducing post-operative    Preclinical development       $400 Million
 Viscous Polymers       surgical adhesions in gynecological
                        and general abdominal surgery.
 ---------------------- ---------------------------------------- ----------------------------- ------------------
 RELIEVE(TM)            Preventing or reducing post-operative    Preclinical development       $300 Million
 Viscous Solution       surgical adhesions in orthopedic and
                        spinal surgery.
 ---------------------- ---------------------------------------- ----------------------------- ------------------

 *Based on industry estimates.

REPEL-CV

     REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure. In October 2003, the Company initiated the multi-center randomized, controlled, pivotal clinical trial based on an Investigational Device Exemption (IDE) granted by the Food and Drug Administration (FDA). The objectives of the trial are to further demonstrate the efficacy of REPEL-CV in reducing the extent and severity of adhesions after open heart surgery in a neonatal patient population. It is currently anticipated that this trial will be completed by mid-2006 and, assuming a favorable outcome, will be submitted to the FDA as a basis for obtaining approval to commercialize REPEL-CV for use in cardiac surgery. In March 2003, the Company completed a feasibility clinical trial for REPEL-CV in open heart surgical procedures. This trial commenced during the first quarter of 2002 and patient enrollment was completed during the third quarter of 2002. This trial provided initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as provide additional safety data. In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. REPEL-CV was evaluated in a series of pre-clinical studies which were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated as well as virtually preventing the formation of adhesions to the surface of the heart.

REPEL

     REPEL adhesion barrier film was the first in the series of bioresorbable adhesion prevention products from the Company's patented platform technology. REPEL was tested in a series of pre-clinical studies at the University of Southern California in which its efficacy was evaluated in controlled, blinded, randomized studies. These studies demonstrated that REPEL either completely eliminated or substantially reduced the formation of adhesions in the peritoneal cavity in such industry standard models as de novo adhesion formation, adhesion reformation and adhesion formation in the presence of blood. Throughout these studies, REPEL was assessed as safe and biocompatible and resorbed without complication. In conjunction with an Investigational Device Exemption (IDE) submission to the FDA, REPEL was rated safe in an extensive series of non-clinical toxicologic and hematologic studies.

     During 1997, a pilot clinical trial was conducted on REPEL in gynecological surgery, at several sites in the United States. The trial was designed to test the safety and efficacy of REPEL when applied to the anterior and posterior surfaces of the uterus during myomectomies by laparotomy. REPEL was rated safe and well tolerated as well as being greater than twice as effective in reducing adhesion formation compared to the control of standard surgical technique. The most striking result of the trial was the reduction in the extent of adhesion formation on the posterior surface of the uterus, where adhesions are more extensive, clinically relevant and difficult to address. On the posterior surface, the median extent of adhesions in the REPEL patients was less than 25 percent, whereas the control patients' median extent was greater than 75 percent. Based on these results, FDA has granted approval to initiate the pivotal clinical trial. Initiation of this trial has been deferred due to the Company's limited financial resources and emphasis on the REPEL-CV development program.

RESOLVE

      The Company plans to address the market opportunity associated with the incidence of post-operative adhesion formation in gynecologic and general abdominal surgery through the pursuit of two distinct product development programs. In each instance, the objective is to provide surgeons with products which are effective in reducing the extent and severity of adhesions and are easy to use in both open and less-invasive surgical procedures. In one approach, the Company is exploiting its proprietary bioresorbable reverse thermal gel polymer technology. The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid to a viscous gel when it is exposed to the temperature of internal tissue surfaces. The Company is currently producing prototype materials based on this technology which are intended to be evaluated in preclinical surgical models.

     In another approach, the Company has been evaluating bioresorbable materials which coat tissue surfaces as a means of providing broad-based versus site specific protection against adhesion formation. This approach has particular application in gynecological and general abdominal surgery due to the "bowl shaped" anatomical configuration of the peritoneal cavity. The liquid gel material would be poured (open procedures) or injected (laparoscopic procedures) into the peritoneal cavity at the conclusion of the procedure as an instillate to coat and lubricate the tissue surfaces thereby protecting the organs from adhesion formation.

     A number of formulations of these instillate materials have been evaluated in a series of pre-clinical studies during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible, these materials proved to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these pre-clinical studies.

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

 POLYMER TECHNOLOGY

     The material capabilities and intellectual property portfolio for the Company's proprietary bioresorbable polymer technology continues to broaden. The recent acquisition of the polymer technology assets from Phairson Ltd. (See Certain Historical Events), provides the Company with a second distinct family of polymer materials which have demonstrated positive results in preliminary pre-clinical adhesion prevention studies. The Company is also evaluating the use of its recently developed and patented reverse thermal gel materials in anti-adhesion product and other device applications. The variety and versatility of these technologies provide the Company opportunities to both enhance the performance characteristics of the Company's adhesion prevention products as well as to pursue the application of these unique materials in other medical products. The Company has had discussions with medical device and pharmaceutical companies on the use of these materials in drug and cell delivery, implantable medical device coatings and other bioresorbable polymer product opportunities.

     The Company's principal polymer technology was developed at the Hebrew University of Jerusalem. The Company entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated June 14, 1991, as amended (the "Yissum Agreement"), pursuant to which the Company agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum has assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company is permitted to grant licenses of its polymer technology upon certain terms and conditions. The Company has agreed to favorably consider manufacturing in Israel products resulting from its polymer technology and to explore opportunities to do so.

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

         The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (ii) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event the Company failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002. Subsequently, the agreement was amended to permit the Company additional time to achieve product commercialization and minimum net sales. As amended, Yissum is prohibited from terminating the agreement or contracting with others regarding the subject matter thereof following failure by the Company to achieve $1,000,000 in annual net sales or income, provided the Company pays minimum annual royalties to Yissum in the amount of $50,000 for each of calendar years 2001 through 2005, and $100,000 for each of calendar years 2006 through 2007. Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above. Because the Company has not yet commercialized any products, the previously referenced minimum royalty payments of $50,000 each were made to Yissum for the years ended December 31, 2001, December 31, 2002 and December 31, 2003. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to the Company will revert in full to Yissum.

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

         Devices

     The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as guidelines and postmarket surveillance. Class III devices, which are typically invasive or life-sustaining products, or new products never before marketed, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. Products currently under development utilizing the Company's polymer technology are classified as Class III devices, requiring a PreMarket Approval ("PMA") application review process prior to commercial distribution in the United States.

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

          Third Party Reimbursement

     Successful commercialization of the Company's proposed products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid, and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payers and may depend on the setting in which a product is used.

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

MANUFACTURING

     The Company relies on one primary manufacturer to produce its proposed products. The manufacturer procures, tests and inspects all raw materials used in the production of the Company's proposed products. The manufacturer relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company seeks to insure that its products are manufactured in compliance with regulatory requirements. The Company utilizes independent testing facilities to evaluate products produced by the manufacturer for quality assurance purposes.

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

     Products utilizing the Company's technologies are expected to be targeted to various segments in the medical community, including physicians, surgeons, and other care providers. The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance by the medical community of the Company's products as an alternative to other available products. Such acceptance will be substantially dependent on educating the medical community as to the distinctive characteristics and potential benefits of the Company's technologies and products.

PRODUCT LIABILITY AND INSURANCE

     The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials providing coverage in an aggregate amount of $5,000,000.

HUMAN RESOURCES

     As of February 20, 2004, the Company employed two full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. Subject to availability of sufficient financing, the Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are as follows:


                      NAME                  AGE       POSITIONS WITH THE COMPANY
                      ----                  ---       --------------------------
          Robert P. Hickey..........         58       President, CEO & CFO
          EliPines, Ph.D...............      58       Vice President and Chief Scientific
                                                      Officer

     Robert P. Hickey has served President and Chief Executive Officer since May 1996, Chief Financial Officer since March 2000 and as a Director since August 1996. From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson.

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

     MEHMET C. OZ, M.D.                     Dr. Mehmet C. Oz is Irving  Assistant  Professor of Surgery at Columbia
                                            University College of Physicians and Surgeons, New York and Director of
                                            The Assist  Device  Program and  attending  surgeon of the  Division of
                                            Cardiothoracic Surgery at New Medical Center, New York.

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

     SAMUEL WEINSTEIN, M.D.                 Dr.  Samuel  Weinstein is Assistant  Professor of Surgery,  Division of
                                            Pediatric Cardiothoracic Surgery, Children's Hospital at The Ohio State
                                            Medical Center. His research interests hypoplastic left heart syndrome,
                                            Marfan's disease and cryoablation in Fontan revision procedures.


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

     CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; GOING CONCERN EMPHASIS IN AUDITORS REPORT

     The Company's cash balance as of December 31, 2003 will not be sufficient to meet its cash requirements through 2004. Other than the potential proceeds of up to $2.8 million from the exercise of outstanding warrants scheduled to expire on March 21, 2004, (exercisable at $.24 per share), the Company has no arrangements to secure additional funds. Even if the warrants are fully exercised, the Company anticipates seeking additional financing later in 2004, subject to market conditions and obtaining acceptable terms. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company would seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES

         The Company's operations to date, have consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $1,048,000 and $1,577,000 for the years ended December 31, 2002 and 2003, respectively. At December 31, 2003, the Company had an accumulated deficit of $40,261,000 which has increased since that date. The Company continues to expend financial and other resources on (i) research, development and testing of its polymer technology and proposed products (ii) general and administrative expenses. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

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

     DEPENDENCE ON REIMBURSEMENT

     Successful commercialization of the Company's proposed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payors and may depend on the setting in which a product is used.

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

     RISK OF TERMINATION OF, OR LOSS OF RIGHTS TO TECHNOLOGIES UNDER, AGREEMENTS WITH OTHERS

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

     RISK OF USING HAZARDOUS MATERIALS

     Medical and biopharmaceutical research and development involves the controlled use of hazardous materials. The Company and its contract manufacturer are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that all of its current contractors comply and future contractors will comply with safety procedures for handling and disposing of such materials under the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from those materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

     DEPENDENCE UPON ATTRACTION AND RETENTION OF KEY PERSONNEL AND CONSULTANTS

     The Company is dependent upon a limited number of key management, scientific and technical personnel and consultants. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. In addition, the Company relies upon consultants and advisors to assist the Company in formulating its research and development strategies, testing and manufacturing and marketing-related issues. All of the Company's consultants and advisors are employed outside the Company and may have commitments or consulting or advisory contracts with other entities that could conflict with their service to the Company.

     RISK OF PRODUCT LIABILITY CLAIMS; INSURANCE

     The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's proposed products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's proposed products, if any, that receive regulatory approval for commercial sale. The Company currently has product liability insurance coverage for the use of its proposed products in clinical trials. However, there can be no assurance that the Company will be able to obtain additional insurance coverage at acceptable costs, if at all, or be able to maintain the current level of insurance. A product liability or other judgment against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

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

     THE SALE OR AVAILABILITY FOR SALE OF SUBSTANTIAL AMOUNTS OF COMMON STOCK COULD ADVERSELY AFFECT THE STOCK PRICE

     The sale or availability for sale of substantial amounts of the Company's Common Stock, including shares issuable upon exercise of outstanding stock options and warrants and upon conversion of outstanding convertible preferred stock in the public market could adversely affect the market price of the Company's Common Stock. As of February 20, 2004, the Company had 41,482,910 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

          o 6,634,000 shares upon conversion of outstanding shares of Series C Convertible Preferred Stock, which is scheduled to automatically convert into Common Stock as of March 26, 2004;

          o 12,042,000 shares upon exercise of outstanding warrants, exercisable at $0.24 per share and expiring on March 21, 2004;

          o 6,634,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2005;

          o 594,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2007;

          o 9,574,000 shares upon exercise of outstanding options, exercisable at prices ranging from $0.023 to $7.88 per share and expiring from May 29, 2004 to October 3, 2013.

     At February 20, 2004, approximately 20% of the currently outstanding shares of Common Stock, as well as substantially all of the shares issuable upon exercise of outstanding options, are freely tradable without restriction unless held by an affiliate of the Company as that term is defined under the Securities Act.

     The remaining shares described above are deemed "restrictive securities" and may not be sold in the absence of registration or in accordance with Rule 144 under the Securities Act or another exemption.

     POSSIBLE VOLATILITY OF STOCK PRICE AND ILLIQUID TRADING

     The market price of the Company's Common Stock has been and is likely to continue to be highly volatile. Trading in the Company's Common Stock has experienced low volume and limited liquidity. Factors such as fluctuations in the Company's operating results, and/or ability to obtain capital, shortfalls in revenue or earnings from levels expected by securities analysts, outcomes of clinical trials and regulatory submissions, announcements of technological innovations or new products by the Company or its competitors, governmental regulations, developments with respect to patents or proprietary rights, litigation, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant adverse effect on the market price of the Common Stock.


ITEM 2.  PROPERTIES

     The Company's offices are currently located in an aggregate of approximately 500 square feet in Oceanport, New Jersey. The space is provided by the Company's President on a month-to-month basis and there is no lease expense associated with this space. Any staff expansion may necessitate the Company securing leased commercial space.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

(A)   MARKET INFORMATION

      The Company's Common Stock traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbol CHAI from September 22, 1992 to August 27, 1998. Effective August 28, 1998, the Company's Common Stock was delisted from Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the company's Common Stock has been quoted on the OTC Bulletin Board. On March 21, 2002, the Company's previously publicly traded Class A and Class B Warrants expired. The following sets forth the quarterly high and low bid price for the Common Stock for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       COMMON STOCK
                                                       BID PRICE ($)
                                                  ----------------------
                                                    High            Low

Fiscal Year Ended December 31, 2002

      First Quarter                                  .44            .16

      Second Quarter                                 .28            .12

      Third Quarter                                  .19            .09

      Fourth Quarter                                 .18            .05

Fiscal Year Ended December 31, 2003

      First Quarter                                  .35            .12

      Second Quarter                                 .70            .22

      Third Quarter                                  .60            .39

      Fourth Quarter                                 .47            .26

Fiscal Year Ended December 31, 2004

     January 1 through February 20, 2004             .45            .28


      On April 1, 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. The Series C Financing involved the issuance of 604,000 Units at $1.20 per Unit. Each Unit consists of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2003, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase up to ten shares of Common Stock at $0.12 per share. 571,600 Units closed on March 26, 2003 and the remainder on April 1, 2003. All of the shorter-term warrants were exercised prior to their expiration in June 2003, resulting in additional proceeds to the Company of $796,000 and the issuance of 6,634,000 shares of Common Stock. The Series C Preferred Stock will automatically convert into common shares on the first anniversary of the initial closing. A placement fee in units equal to 10% of the units it placed and a four-year warrant to purchase an additional number of shares of Common Stock at $0.12 per share equal to the number of units it placed was paid to an agent in connection with the Series C Financing. Pursuant to an investor rights agreement, holders of units are entitled to piggyback and demand registration rights with respect to the shares of Common Stock underlying the securities comprising the units. The offering was made in reliance upon the provisions of
Section 4(2) under the Securities Act of 1933. The offering was made to a limited number of investors, each of who made investment representations and are believed to be sophisticated investors.

(B) APPROXIMATE NUMBER OF EQUITY SECURITIES HOLDERS

         As of February 20, 2004 the number of holders of record of the Company's Common Stock was 230. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 1,500.

(C) DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL OVERVIEW

     Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 2000, in conjunction with the discontinuation of the CLINICEL product line, the Company refocused its strategy toward the development of products for the prevention and/or reduction of post-surgical adhesions.

The following discussion and analysis of the Company`s financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The Company had revenue of $30,000 for the fiscal year ended December 31, 2003 that represented royalties on sales of the Sure-Closure System. Total revenue for the fiscal year ended December 31, 2002 was $34,000, also from royalties on sales of the Sure-Closure System.

     The Company incurred research and development expenses of $832,000 and $330,000 for the fiscal years ended December 31, 2003 and 2002, respectively. The increase was primarily attributable to costs associated with the manufacturing of clinical samples for and the initiation of the REPEL-CV pivotal clinical trial. It is anticipated that these expenses will continue to increase in support of clinical trial and manufacturing development activities.

     General and administrative expenses totaled $1,216,000 for the fiscal year ended December 31, 2003 as compared to $988,000 for the previous year. The increase was primarily attributable to higher compensation expenses associated with an addition to staff, an increase in stock-based compensation and higher insurance premiums.

     Interest income declined to $3,000 for the fiscal year ended December 31, 2003 from $5,000 for the prior fiscal year. The decrease was primarily attributable to lower interest rates and lower average cash balances.

     Interest expense decreased to $6,000 for the fiscal year ended December 31, 2003 from $92,000 for the prior fiscal year. The decrease was primarily attributable to the write-off, in 2002, of the remaining balance of the debt discount upon the conversion of convertible promissory notes in the aggregate principal amount of $440,000 into units comprised of Series B Convertible Preferred Stock and warrants.

     The Company realized gains on settlement of debt of $15,000 and $100,000 for the fiscal years ended December 31, 2003 and 2002, respectively. These gains represent the effect of the forgiveness of portions of outstanding trade liabilities upon settlement.

     The Company realized other income from the reversal of liabilities of $236,000 for the fiscal year ended December 31, 2003; there was no comparable prior year amount. During 2003, the Company reversed liabilities of $194,000 relating to customer credits and a $42,000 customer advance. The underlying transactions occurred during or before 1999, and there has been little or no communication with the parties regarding these transactions since that time. Accordingly, the Company believes that any claim for these amounts at this time would be barred by applicable statutes of limitations, as well as other grounds. Should the Company be required to honor these claims in the future, it would result in a charge to income and adversely affect liquidity.

     The Company recorded a benefit for income taxes of $193,000 during the fiscal year ended December 31, 2003 as compared to $222,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The reduction compared to the prior year was primarily the result of more companies participating in the program.

     The Company reported a net loss of $1,577,000 for the fiscal year ended December 31, 2003 as compared to a net loss of $1,048,000 for the prior year. The increase in the current period net loss is attributable to the factors described above.

     The Company reflected deemed non-cash dividends on preferred stock of $324,000 for the fiscal year ended December 31, 2003 resulting in a net loss to common stockholders of $1,901,000; in the prior fiscal year, deemed non-cash dividends on preferred stock of $419,000 was recorded resulting in a net loss to common stockholders of $1,467,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003 the Company had cash of $680,000 compared to cash of $497,000 at December 31, 2002. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities.

     At December 31, 2003 the Company had a working capital surplus of $28,000; however, excluding a $250,000 non-cash liability for accrued stock-based compensation that will be reclassified to additional paid in capital upon vesting in March 2004, there would have been a working capital surplus of $278,000.

     Net cash used in operating activities was $1,310,000 for the fiscal year ended December 31, 2003 as compared to $717,000 for the prior fiscal year. Net cash used in operating activities for the fiscal year ended December 31, 2003 was primarily due to a net loss of $1,577,000 reduced by the non-cash effect of $534,000 in stock-based compensation expense and increased by the non-cash effect of $236,000 related to the reversal of liabilities. Net cash used in operating activities in the prior year was primarily due to a net loss of $1,048,000 reduced by the non-cash effect of $449,000 in stock-based compensation expense and increased by the non-cash effect of a $100,000 gain on settlement of debt.

     Net cash used in investing activities for the fiscal year ended December 31, 2003 was $4,000 from the purchase of office equipment; there was no comparable prior year amount.

     Net cash provided from financing activities for the fiscal year ended December 31, 2003 was $1,497,000 as compared to $842,000 for the prior fiscal year. Net cash provided from financing activities for the fiscal year ended December 31, 2003 was comprised of $692,000 net proceeds from the issuance of Series C Convertible Preferred Stock and $805,000 proceeds from the exercise of stock options and warrants. Net cash provided from activities for the fiscal year ended December 31, 2002 was comprised of $700,000 net proceeds from the issuance of Series B Convertible Preferred Stock and $142,000 proceeds from the exercise of stock options and warrants.

     The cash balance as of December 31, 2003 is not sufficient to meet the Company's cash requirements through 2004. Other than the potential proceeds of up to $2.8 million from the exercise of outstanding warrants scheduled to expire on March 21, 2004 (exercisable at $.24 per share), the Company has no arrangements to secure additional funds. These warrants are scheduled to expire on March 21, 2004. Even if the warrants are fully exercised, the Company anticipates seeking additional financing later in 2004, subject to market conditions and obtaining acceptable terms. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of REPEL-CV, as well as its proposed products. There can be no assurance that the warrants will be exercised or that such arrangements or financings will be available as needed or on terms acceptable to the Company. We have received a report from our independent auditors containing an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern.

     At December 31, 2003 the Company had employment agreements with two executives which expire in March 2006 and May 2006. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $309,000 at December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS.

      The Index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.


      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2003 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 1 hereof and is incorporated by reference in this Part III.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2003 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2003 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within120 days after the close of the 2003 fiscal year.

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

3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b) Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock. (11)

3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000. (12)

3.1(d) Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (See form attached in Exhibit 10.32) (12)

3.1(e) Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock. (13)

3.2      By-Laws of Registrant. (1)

3.2(a)   Amendment No. 1 to the By-Laws of Registrant.  (11)

10       The Registrant's 2000 Stock Option Plan. (9) (10)

10.1     Amended and Restated 1992 Stock Option Plan of Registrant. (8) (9)

10.2     Form of Non-Qualified  Option Agreement  granted outside of a Plan. (9)
         (10)

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

10.11 Asset Purchase Agreement between Registrant and MedChem Products, Inc. dated as of July 29, 1994. (5)

10.16 Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.19 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.28 Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (13)

10.29 Consulting Agreement between Registrant and Richard L. Franklin MD dated April 1, 2001. (9) *

10.30 Amendment No. 1 dated May 20, 2003 to the Consulting Agreement between Registrant and Richard L. Franklin MD. (9) *

10.31    2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (12)

10.32    Series B Subscription Agreement dated March 21, 2002. (12)

10.33 Agency Agreement between Registrant and Clubb BioCapital, Ltd. dated March 21, 2002. (12)

10.34 Employment Agreement between Registrant and Robert P. Hickey dated May 21, 2001. (9) (12)

10.34(a) Amendment No. 1 dated May 14, 2003, to the Employment Agreement between
         Registrant and Robert P. Hickey. (9) *

10.35 Convertible Promissory Note between Registrant and Dimotech, Ltd. dated August 6, 2001. (12)

10.36 Convertible Promissory Note between Registrant and Polymer Technology Group, Inc. dated February 22, 2002. (12)

10.37 Series C Subscription Agreement dated March March 26, 2003 (including exhibits and Supplement dated March 21, 2003). (13)

10.38 Agency Agreement between Registrant and Clubb BioCapital, Ltd. dated January 9, 2003. (13)

10.39 Employment Agreement between Registrant and Eli Pines Ph.D. dated March 1, 2003 (including indemnity letter). (9) (13)

10.40 Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). (13)

10.42 Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (13)

10.43 Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. (13)

10.44 Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders (including forms of option agreements for directors and officers and signature pages). *

23.1     Consent of Eisner LLP. *

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

-------------
      * Filed herewith.

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

(9)   Indicates a management contract or compensatory plan or arrangement.

(10)  Incorporated by reference to the Registrant's S-8 filed in January 2000.

(11)  Incorporated by reference to the Registrant's 8-K filed in January 2001.

(12) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to the Registrant's report on Form 10-KSB for the year ended December 31, 2002.

      (b) REPORTS ON FORM 8-K

      None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Life Medical Sciences, Inc.
                                 (Registrant)

                                 By: /s/ Robert P. Hickey
                                     --------------------------------------
                                     Robert P. Hickey
                                     President, CEO and CFO
                                     (principal executive, financial and
                                     accounting officer)

Dated:  February 20, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES                              TITLE                                 DATE
        ----------                              -----                                 ----
/s/ Richard L. Franklin, M.D.           Chairman of the Board                   February 20, 2004
------------------------------
RICHARD L. FRANKLIN, M.D.


/s/ Robert P. Hickey                    Director,  President, CEO and CFO       February 20, 2004
------------------------------          (principal executive, financial and
ROBERT P. HICKEY                        accounting officer)


/s/ David G. P. Allan                   Director                                February 20, 2004
------------------------------
DAVID G. P. ALLAN


/s/ Edward A. Celano                    Director                                February 20, 2004
------------------------------
EDWARD A. CELANO


/s/ Barry R. Frankel                    Director                                February 20, 2004
------------------------------
BARRY R. FRANKEL


/s/ Walter R. Maupay                    Director                                February 20, 2004
------------------------------
WALTER R. MAUPAY


/s/ Irwin M. Rosenthal                  Director                                February 20, 2004
------------------------------
IRWIN M. ROSENTHAL

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number

Independent Auditors' Report ........................................      F-2
Balance Sheet .......................................................      F-3
Statements of Operations ............................................      F-4
Statements of Changes in Stockholders' Equity (Capital Deficit) .....      F-5
Statements of Cash Flows ............................................      F-6
Notes to Financial Statements .......................................      F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Life Medical Sciences, Inc.
Little Silver, New Jersey


     We have audited the accompanying balance sheet of Life Medical Sciences, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, and has minimal working capital and stockholders' equity at December 31, 2003. As a result, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Eisner LLP


New York, New York
February 16, 2004

                           LIFE MEDICAL SCIENCES, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 31
                                                                          2003
                                                                       -----------
                                  ASSETS
Current assets:
    Cash .......................................................        $    680
    Prepaid expenses ...........................................              37
                                                                        --------
               Total current assets ............................             717

Acquired technology, less accumulated amortization .............             293
Furniture and equipment, less accumulated depreciation .........               4
                                                                        --------

                        TOTAL ..................................        $  1,014
                                                                        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses.......................        $    439
     Accrued stock-based compensation ..........................             250
                                                                        --------
               Total current liabilities .......................             689

Deferred royalty income ........................................             197
Convertible note payable - long term ...........................             110
                                                                        --------

               Total liabilities ...............................             996
                                                                        --------

Commitments and other matters (Note H)

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 5,000;
       Series C convertible shares issued and outstanding - 663                7
     Common stock, $.001 par value; shares authorized - 100,000;
       issued and outstanding - 41,483 .........................              41
     Additional paid-in capital ................................          40,248
     Unearned stock-based compensation .........................             (17)
     Accumulated deficit .......................................         (40,261)
                                                                        --------
               Total stockholders' equity ......................              18
                                                                        --------
                                    TOTAL ......................        $  1,014
                                                                        ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                                          -------------------------
                                                                            2002             2003
                                                                          --------         --------
Revenue:
   Royalty income ................................................        $     34         $     30
                                                                          --------         --------

Operating expenses:
   Research and development expenses .............................             330              832
   General and administrative expenses ...........................             988            1,216
                                                                          --------         --------
          Operating expenses .....................................           1,318            2,048
                                                                          --------         --------

Loss from operations .............................................          (1,284)          (2,018)

Other income/(expense):
Other income .....................................................               1
Interest income ..................................................               5                3
Interest expense .................................................             (92)              (6)
Reversal of liabilities ..........................................                              236
Gain on settlement of debt .......................................             100               15
                                                                          --------         --------

Loss before benefit for income taxes .............................          (1,270)          (1,770)
Benefit for income taxes .........................................             222              193
                                                                          --------         --------

Net loss .........................................................          (1,048)          (1,577)
Beneficial conversion on convertible preferred stock .............            (419)            (324)
                                                                          --------         --------
Net loss attributable to common stockholders .....................        $ (1,467)        $ (1,901)
                                                                          ========         ========

Net loss attributable to common stockholders per share - basic and
   diluted .......................................................        $  (0.09)        $  (0.06)
                                                                          ========         ========

Weighted average shares outstanding - basic and diluted ..........          16,124           34,346

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                 (IN THOUSANDS)

                                          PREFERRED                COMMON             ADDITIONAL       UNEARNED
                                     -------------------     ------------------        PAID-IN        STOCK-BASED     ACCUMULATED
                                     SHARES       AMOUNT     SHARES      AMOUNT        CAPITAL        COMPENSATION      DEFICIT
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2002 .....                              15,343    $     15       $ 36,280                         $(37,636)
  Series B preferred stock
  financing ...................       1,091     $     11                                 1,064
  Options issued as consider-
  ation  for accrued fees .....                                                             68
  Series B preferred stock
  issued as consideration for
  accrued royalties ...........          21                                                 25
  Options and warrants
  exercised ...................                               1,224           1            141
  Common stock issued in
  settlement of accounts
  payable .....................                                 192           1             74
  Series B units issued in
  settlement of other liability                                                             25
  Stock-based compensation ....                                                            463         $   (261)
  Amortization of employee
  stock-based compensation ....                                                                             147
  Net loss for the year .......                                                                                          (1,048)
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002 ...       1,112           11     16,759          17         38,140             (114)        (38,684)
  Conversion of Series B
   preferred stock ............      (1,112)         (11)    11,125          11
  Options and warrants
  exercised ...................                               6,703           6            799
  Common stock issued in asset
  acquisition .................                               6,896           7            337
  Series C preferred stock
  financing ...................         663            7                                   685
  Stock-based compensation ....                                                            287
  Amortization of employee
  stock-based compensation ....                                                                              97
  Net loss for the year .......                                                                                          (1,577)
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003 ...         663     $      7     41,483    $     41        $ 40,248        $    (17)       $(40,261)
==================================================================================================================================

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            ----------------------
                                                                                             2002            2003
                                                                                            -------        -------
Cash flows from operating activities:
    Net loss ........................................................................       $(1,048)       $(1,577)
    Adjustments to reconcile net loss to net cash used in operations:
        Deferred royalty income .....................................................           (34)           (30)
        Stock-based compensation ....................................................           449            534
        Amortization of acquired technology .........................................                           51
        Gain on settlement of debt ..................................................          (100)           (15)
        Reversal of liabilities .....................................................                         (236)
        Amortization of discount on convertible promissory notes ....................            92
        Changes in operating assets and liabilities:
            (Increase) in prepaid expenses ..........................................           (20)            (6)
            (Decrease) in accounts payable and accrued expenses .....................           (65)           (13)
            (Decrease) in accrued stock-based compensation &  other liabilities .....            (5)            (4)
                                                                                            -------        -------

                Net cash used in operating activities ...............................          (717)        (1,310)
                                                                                            -------        -------

Cash flows from investing activities:
    Purchase of equipment ...........................................................                           (4)
                                                                                            -------        -------
        Net cash used in investing activities .......................................                           (4)
                                                                                            -------        -------

Cash flows from financing activities:
    Net proceeds from issuance of Series B Convertible Preferred Stock ..............           700
    Net proceeds from issuance of Series C Convertible Preferred Stock ..............                          692
    Proceeds from exercise of stock options and warrants ............................           142            805
                                                                                            -------        -------
       Net cash provided by financing activities ....................................           842          1,497
                                                                                            -------        -------

Net  increase in cash ...............................................................           125            183
Cash at beginning of year ...........................................................           372            497
                                                                                            -------        -------
Cash at end of year .................................................................       $   497        $   680
                                                                                            =======        =======

Supplementary cash flow information:

    Interest paid ...................................................................       $     6        $     6
Non-cash investing and financing activities:
    Options issued as consideration for accrued consulting fees .....................            68
    Common stock issued in satisfaction of accounts payable .........................            75
    Conversion of accounts payable to notes payable .................................            70
    Series B Units issued in satisfaction of other liability ........................            25
    Series B Units issued in satisfaction of convertible promissory notes ...........           440
    Common stock and options issued in conjunction with the acquisition of technology                          344
    Conversion of Series B preferred stock into common stock ........................                           11

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - THE COMPANY AND BASIS OF PRESENTATION:


     Life Medical  Sciences,  Inc.  (the  "Company") is a  biomaterials  company engaged in the development and commercialization of innovative and cost-effective medical products for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV. In April 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. The Series C Financing involved the issuance of 604,000 Units at $1.20 per Unit. In June 2003, the Company realized $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. The Company received $193,000 in December 2003 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

     The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has experienced recurring net losses, has used its cash in operations and has minimal working capital and stockholders' equity at December 31, 2003. As a result, the Company has limited resources available for its continuing operations. As a result, substantial doubt exists about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to achieve profitability, which in turn is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. The Company intends to pursue additional equity financings including the exercise of outstanding warrants as well as continued participation in the New Jersey Tax Benefit Transfer Program. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or sustain a profitable level of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  [1] Revenue Recognition:

      Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof through June 2004. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance (see Note I).

  [2]  Depreciation:

     Furniture and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 5-7 years.

  [3] Research and development:

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

  [7] Stock-based compensation:



     The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123.



     The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                         2002             2003
                                                                                       -------        -------
        Reported net loss attributable to common stockholders                          $(1,467)       $(1,901)
        Stock-based employee compensation expense
            included in reported net loss                                                  277            107
        Stock-based employee compensation determined under
            the fair value based method                                                   (304)          (161)
                                                                                       -------        -------

        Pro forma net loss attributable to common stockholders                         $(1,494)       $(1,955)
                                                                                       =======        =======

        Lossper common  share  attributable  to common  stockholders  (basic and diluted):
                As reported                                                            $ (0.09)       $ (0.06)
                                                                                       =======        =======
                Pro forma                                                              $ (0.09)       $ (0.06)
                                                                                       =======        =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                      Year Ended December 31,
                                      -----------------------
                                        2002       2003
                                        ----       ----
        Dividend yield                    0%         0%

        Expected volatility             104%       103%


        Risk free interest rate         3.8%       2.2%
        Expected life                   2.5 years  2.5 years

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)


   [8] Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share for the years ended December 2002 and 2003 excludes the effect from the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

     Securities and the related potential number of common shares not included in the diluted computation, are as follows:


                                                     DECEMBER 31,
                                             ---------------------------
                                                2002             2003
                                             ----------       ----------
        Convertible promissory notes            110,000          110,000
        Convertible preferred stock          11,125,000        6,634,000
        Options                               9,360,000        9,574,000
        Warrants                             12,042,000       19,270,000
                                             ----------       ----------
                                             32,637,000       35,588,000
                                             ==========       ==========


(NOTE C) - FURNITURE AND EQUIPMENT:


     Furniture and equipment consists of the following at December 31:

                                                                  ESTIMATED
                                                       2003      USEFUL LIFE
                                                     -------     -----------
                 Office equipment                    $ 4,000       5 years
                                                     -------
                                                       4,000

                 Less accumulated depreciation             0
                                                     -------
                                                     $ 4,000
                                                     =======


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


(NOTE E) - STOCKHOLDERS' EQUITY:


  [1] Common stock:

     In February 2002, 192,000 shares of common stock were issued in settlement of certain trade payables. In July 2002, 1,142,000 shares of common stock were issued as a result of the exercise of warrants issued during the Series B private placement. During 2002, 82,000 shares of common stock were issued as a result of the exercise of stock options by a former Director.

       In March 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,896,000 shares of restricted common stock of the Company. The assets comprise a series of

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - STOCKHOLDERS' EQUITY:  (CONTINUED)

 [1] Common stock: (continued)

United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. In connection with this transaction, $344,000 was recorded as acquired technology which is being amortized over the estimated life of 5 years. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company. Certain stockholders of Phairson have participated in previous financings of the Company and Richard Franklin, the Company's Chairman, is a stockholder in and has served as CEO of Phairson.


     In March 2003, the Company issued 11,125,000 shares of common stock pursuant to the automatic conversion of 1,112,000 shares of Series B convertible preferred stock which were issued in March 2002.

     During June 2003, 6,634,000 shares were issued as a result of the exercise of warrants issued during the Series C private placement. During 2003, 69,000 shares of common stock were issued as a result of the exercise of stock options by a former Director.

  [2] Preferred stock:

      In March 2002, the Company closed a $1.2 million private placement ("Series B Offering"). The Series B Offering involved the issuance of one million Units at $1.20 per Unit. Each Unit consists of one share of Series B preferred stock convertible into ten shares of common stock; one warrant entitling the holder to purchase, until June 30, 2002, up to ten shares of common stock at $0.12 per share; and one two-year warrant entitling the holder to purchase ten shares of common stock at $0.24 per share. The Company subsequently modified the terms of the warrants expiring on June 30, 2002, wherein, if a warrantholder exercised at least 50% of a warrant by June 30, 2002, the expiration date for the remainder of that warrant would be extended to December 31, 2002. A total of 1,141,666 shares equal to $137,000 were exercised under the revised terms. The remainder of the shorter term warrants expired. The Series B preferred stockholders are entitled to vote with the common stockholders on an as converted basis, and the preferred stock converted automatically into common stock on March 21, 2003. The Company received gross proceeds of $760,000 and effected the conversion of $440,000 in non-interest bearing convertible promissory notes. The notes and 3,667,000 warrants issued therewith were cancelled upon conversion into 367,000 Units. Investors were granted certain registration rights for the securities purchased. A placement fee consisting of 91,667 Units and a two-year warrant to purchase an additional 916,667 shares of common stock at $0.24 per share was paid to an agent in connection with the private placement.

     The Company allocated the proceeds between the Series B Preferred Stock ($524,000) and the detachable warrants based on the relative fair values. The Company computed the beneficial conversion feature of the Series B Preferred Stock, which was limited to the proceeds allocated to the Series B Preferred Stock and which is being amortized over the one-year period through automatic conversion. Accordingly $419,000 and $105,000 were charged to the net loss attributable to common stockholders for the years ended December 31, 2002 and 2003, respectively.

      On April 1, 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. The Series C Financing involved the issuance of 604,000 Units at $1.20 per Unit plus 59,400 broker

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - STOCKHOLDERS' EQUITY:  (CONTINUED)

 [2] Preferred stock: (continued)

Units. Each Unit consists of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2003, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase up to ten shares of Common Stock at $0.12 per share. The Series C Preferred Stock will automatically convert into common shares on the first anniversary of the initial closing. The broker also received 59,400 four-year warrants each entitling the holder to purchase up to 10 shares of Common Stock at $0.12 per share.

            The Company allocated the proceeds between the Series C Preferred Stock ($293,000) and the detachable warrants based on the relative fair values. The Company is reflecting a deemed dividend for the beneficial conversion feature of the Series C Preferred Stock, which was limited to the proceeds allocated to the Series C Preferred Stock, over the one-year period through automatic conversion. Accordingly, $219,000 was charged to the net loss attributable to common stockholders for the year ended December 31, 2003.

  [3]  Warrants:

     As of December 31, 2003, there were warrants outstanding to purchase up to 12,042,000 shares of the Company's common stock at $0.24 per share and 7,228,000 shares of the Company's common stock at $0.12 per share.

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


     At December 31, 2003, there were no options outstanding pursuant to the 1992 Plan, options to purchase 679,000 shares of common stock were outstanding pursuant to the 2000 Plan and options to purchase 6,267,000 shares of common stock were outstanding pursuant to the 2001 Plan are outstanding. In addition, options to purchase 2,628,000 shares of common stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting.


     At December 31, 2003, there were 5,319,000 options available for grant under these plans. Operating expenses include the following charges relating to stock options:


                                               Year Ended December 31,
                                             ---------------------------
                                               2002               2003
                                             --------           --------
        Employees                            $277,000           $107,000
        Consulting fees                       172,000            427,000
                                             --------           --------
                                             $449,000           $534,000
                                             ========           ========

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - STOCKHOLDERS' EQUITY:  (CONTINUED)

 [4]  Options:  (continued)


     A summary of the status of the Company's stock options as of December 31, 2002 and 2003, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                                              2002                            2003

                                                        WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                                SHARES   EXERCISE PRICE    SHARES        EXERCISE PRICE
                                                ------   --------------    ------        --------------
        Outstanding at beginning of year        3,841        $   1.17     9,360        $   0.76
        Granted                                 5,718            0.13       350            0.28
        Exercised                                 (74)           0.07       (69)           0.15
        Forfeited                                (125)           2.00       (67)           3.10
        Outstanding at end of year              9,360            0.53     9,574            0.50
        Options exercisable at year-end         5,544            0.76     7,581            0.58

        Weighted-average grant date fair
        value of options granted during the
        year                                                     0.30                      0.26


     Included in the preceding table are 4,068,000 and 350,000 options granted to non-employees and non-employee directors in 2002 and 2003, respectively. The weighted-average grant date fair value of such options was $0.30 and $0.26, respectively.

     Options to purchase 5,200,000 shares of common stock, including 2,200,000 to officers and 3,000,000 to a director, pursuant to the 2001 Plan were granted at the closing of the Series B Offering in March 2002. The options vest in one third increments as of the grant date and the first and second anniversaries thereof and will expire no later than seven years from the vesting dates. The exercise price for the options is $0.12 per share. At the closing of the Series B Offering, the market price of the Company's common stock was $0.38. The Company recorded $534,000 of compensation expense attributable to these options in 2003.



     The following table summarizes information about fixed stock options outstanding at December 31, 2003 (in thousands, except per share data):

                                        Options Outstanding                                     Options Exercisable
                        ------------------------------------------------------      ------------------------------------
         Range                          Weighted-Average
    Weighed Average      Number             Remaining         Weighted-Average        Number
    Exercise Prices    Outstanding       Contractual Life      Exercise Price       Exercisable         Exercise Price
    ---------------    -----------       ----------------      --------------       -----------         --------------
       $0.02 - 0.82      7,642               6 years                $0.15              5,758                $0.16
       1.00 -  2.00      1,759               3 years                 1.69              1,650                 1.64
       4.00 -  4.75        162               2 years                 4.02                162                 4.02
       7.00 -  7.88         11                1 year                 7.57                 11                 7.57
                         -----                                      -----              -----                -----
                         9,574               4 years                $0.50              7,581                $0.58


(NOTE F) - INCOME TAXES:


     At December 31, 2003, the Company has approximately $37,116,000 of net operating loss carryforwards to offset future federal taxable income and approximately $672,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The net operating loss and research and development credit carryforwards expire in various years from 2005 through 2023. Past and future issuances of the Company's

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - INCOME TAXES:  (CONTINUED)

stock may subject the Company to limitations on the utilization of its net operating loss and research and development tax credit carryforwards.

     The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $2,830,000 and $2,459,000 in eligible loss carryforwards, covering the remainder of tax year 1997, were sold to PSE&G in exchange for cash payments of approximately $222,000 and $193,000 in 2002 and 2003, respectively. The Company anticipates similar transactions during 2003 and beyond, contingent upon approvals from the State Department of Taxation. At December 31, 2003, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $12,616,000 which expire through 2009.

     The deferred tax asset, which amounted to $14,548,000 at December 31, 2003 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $121,000 in 2002 and increased by $527,000 in 2003.


     The income tax benefit of $222,000 and $193,000 for the years ended December 31, 2002 and 2003 reflect the Company's participation in the Tax Benefit Transfer Program described above.

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                          2002                2003
                                                                      ------------        ------------
               Income tax benefit at the federal statutory rate       $   (432,000)       $   (602,000)
               State and local income taxes, net of effect on
               federal taxes                                               (76,000)           (106,000)
               Increase in valuation allowance                             121,000             527,000
               Sale of state net operating loss carryforwards             (222,000)           (193,000)
               Reduction in deferred tax asset from transfer of
               state net operating loss carryforwards                      255,000             221,000
               Other                                                       132,000             (40,000)
                                                                      ------------        ------------
                                                                      $   (222,000)       $   (193,000)
                                                                      ============        ============

        The deferred tax asset at December 31 is as follows:

                                                                          2002                2003
                                                                      ------------        ------------
               Net operating loss carryforward                        $ 13,139,000        $ 13,376,000
               Research and development credit carryforward                641,000             672,000
               Other                                                       241,000             500,000
                                                                      ------------        ------------
                                                                        14,021,000          14,548,000

               Valuation allowance                                     (14,021,000)        (14,548,000)
                                                                      ------------        ------------
                                                                      $          0        $          0
                                                                      ============        ============

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

 [2] Dimotech agreement:


     During July 1995, the Company entered into an agreement with Dimotech Ltd., pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology. In 2000, this agreement was terminated and all rights therein reverted back to Dimotech. In 2001, the Company reached a settlement with Dimotech with respect to past due royalties and accrued interest aggregating $125,000. Pursuant to the settlement, the Company paid $52,000, issued a $40,000 note payable (convertible into common stock at $1.00 per share) and recorded $25,000 as accrued expenses, which was converted into 21,000 Series B Units upon the closing of the Series B Offering in 2002. Dimotech forgave $8,000 in connection with the settlement.

(NOTE H) - COMMITMENTS AND OTHER MATTERS:

  [1]  Lease:

     The Company's limited activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis.

  [2] Employment agreement:

     At December 31, 2003, the Company has employment agreements with two executives which expire in March 2006 and May 2006. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $309,000 at December 31, 2003.

  [3] Supplier concentration:

     The Company intends to rely primarily on one primary manufacturer, Polymer Technology Group, Inc. ("PTG"), to produce its proposed products for testing and commercial purposes. The Company believes that alternative sources for these raw materials and components are available.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - COMMITMENTS AND OTHER MATTERS:  (CONTINUED)


 [4] Reversal of liabilities:

       During 2003, the Company reversed liabilities of $194,000 relating to customer credits and a $42,000 customer advance. The underlying transactions occurred during or before 1999, and there has been little or no communication with the parties regarding these transactions since that time. Accordingly, the Company believes that any claim for these amounts at this time would be barred by applicable statutes of limitations, as well as other grounds. Should the Company be required to honor these claims in the future, it would result in a charge to income and adversely affect liquidity.

 [5]  Other:


     In February 2002, a settlement was reached with PTG, the Company's primary supplier, with respect to past due accounts payable aggregating $317,000. Pursuant to the settlement the Company paid $75,000, issued 192,000 shares of common stock and issued a $70,000 note payable (convertible into common stock at $1.00 per share). PTG forgave $97,000 in connection with the settlement.

(NOTE I) - SURE-CLOSURE SYSTEM SALE:


     In July 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31, 2003 has been reduced by $447,000 of royalties earned. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. In connection with one such agreement, the Company may be liable for a two percent royalty on sales of the Sure-Closure System in the event that MedChem does not pay these royalties.


(NOTE J) - RELATED PARTY:

     In each of 2002 and 2003, the Company paid $120,000 in business management consulting fees to Richard Franklin, the Chairman of its Board of Directors.


     See NOTE E [1] with respect to Company's transaction with Phairson Ltd.


(NOTE K) - GAIN ON SETTLEMENT OF DEBT:

     For the years ended December 31, 2002 and 2003, a gain on settlement of debt of $100,000 and $15,000, respectively, are attributable to the cumulative forgiveness of portions of certain outstanding trade obligations settled during the year.

                                 EXHIBIT INDEX

10.29 Consulting Agreement between Registrant and Richard L. Franklin MD dated April 1, 2001.

10.34(a) Amendment No. 1 dated May 14, 2003, to the Employment Agreement between
         Registrant and Robert P. Hickey.

10.44 Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders (including forms of option agreements for directors and officers and signature pages).

23.1     Consent of Eisner LLP.

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.