Form 10QSB
period 2004-03-31
LIFE MEDICAL SCIENCES INC
filed 2004-05-03
CIK 889428

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               ------------------

                                   FORM 10-QSB

         (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

 COMMON STOCK, $.001 PAR VALUE - 59,950,247 SHARES OUTSTANDING AT APRIL 30, 2004

         Transitional Small Business Disclosure Format (check one):

YES |_|    NO |X|

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX


                                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month       3
         periods ended March 31, 2003 and 2004

         Condensed Balance Sheets as of December 31,2003 and                      4
         March 31, 2004 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                   5
         three-month periods ended March 31, 2003 and 2004

         Notes to Condensed Financial Statements (unaudited)                      6

Item 2.   Management's Discussion and Analysis or Plan of Operation               7

Item 3.   Controls and Procedures                                                 9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                        10

            Signature                                                            10

         Certification                                                           11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           LIFE MEDICAL SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               (In thousands, except per share data)

                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                          2003        2004
                                                        --------    --------
Revenue
   Royalties                                            $      8    $      8
                                                        --------    --------
      Revenue                                                  8           8


Operating expenses:

   Research and development                                  231         338
   General and administrative                                362         424
                                                        --------    --------
      Operating expenses                                     593         762
                                                        --------    --------

Loss from operations                                        (585)       (754)

Other income/(expense):

   Interest income                                             1           1
   Interest expense                                           (2)         (2)
   Gain on settlement of debt                                  9
                                                        --------    --------
      Other income/(expense)                                   8          (1)
                                                        --------    --------

Net loss                                                    (577)       (755)
Beneficial conversion on convertible preferred stock        (105)        (74)
                                                        --------    --------

Net loss to common stockholders                         $   (682)       (829)
                                                        ========    ========


Net loss per common share-basic and diluted             $  (0.04)      (0.02)
                                                        ========    ========
Weighted average shares outstanding                       19,210      43,221

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                        (In thousands, except per share data)

                                                                             DECEMBER 31,     MARCH 31,
                                                                            ----------------------------
                                                                                2003            2004
                                                                            ------------    ------------
ASSETS                                                                              (unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                $        680    $      2,857
   Prepaid expenses and advances                                                      37             201
                                                                            ------------    ------------
         Total current assets                                                        717           3,058

Acquired technology, less accumulated amortization                                   293             276
Furniture and equipment, less accumulated depreciation                                 4               3
                                                                            ------------    ------------
         TOTAL                                                              $      1,014    $      3,337
                                                                            ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                    $        439    $        527
   Accrued stock-based compensation                                                  250
                                                                            ------------    ------------
         Total current liabilities                                                   689             527

Deferred royalty income                                                              197             189
Notes payable-long term                                                              110             110
                                                                            ------------    ------------
         Total liabilities                                                           996             826
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value; shares authorized - 5,000;
      Series C convertible shares issued and outstanding - 663 and none                7
   Common stock, $.001 par value; shares authorized - 100,000
      issued and outstanding - 41,483 and 59,950                                      41              60
   Additional paid-in capital                                                     40,248          43,467
   Unearned stock-based compensation                                                 (17)
   Accumulated deficit                                                           (40,261)        (41,016)
                                                                            ------------    ------------
         Total stockholders' equity                                                   18           2,511
                                                                            ------------    ------------
         TOTAL                                                              $      1,014           3,337
                                                                            ============    ============

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      THREE MONTHS ENDED
                                                                                                  ----------------------------
                                                                                                           MARCH 31,
                                                                                                  ----------------------------
                                                                                                          2003            2004
                                                                                                  ------------    ------------
Cash flows from operating activities:

    Net loss                                                                                      $       (577)   $       (755)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                                                          1
       Amortization of acquired technology                                                                                  17
       Stock based compensation                                                                            204             157
       Deferred royalty income                                                                              (8)             (8)
       Gain on settlement of debt                                                                           (9)
       Changes in operating assets and liabilities:
          Decrease/(increase) in prepaid expenses                                                         (115)           (164)
          Increase/(decrease) in accounts payable and accrued expenses                                     (26)             88
          (Decrease) in other liabilities                                                                   (3)
                                                                                                  ------------    ------------
            Net cash (used in) operating activities                                                       (534)           (664)
                                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from the issuance of convertible preferred stock                                              653
    Proceeds from the exercise of warrants                                                                               2,841
    Proceeds from the exercise of stock options                                                              2
                                                                                                  ------------    ------------
            Net cash provided from financing activities                                                    655           2,841
                                                                                                  ------------    ------------

Net Increase/(decrease) in cash and cash equivalents                                                       121           2,177
Cash and cash equivalents at beginning of period                                                           497             680
                                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                                        $        618    $      2,857
                                                                                                  ============    ============
Non-cash investing and financing activities:

    Common stock and options issued in conjunction with the acquisition of technology             $        344    $
    Conversion of Series B preferred stock into common stock                                                11
    Conversion of Series C preferred stock into common stock                                                                 7

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A) BASIS OF PRESENTATION

            The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

B) STOCK-BASED COMPENSATION

            The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure."

            The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                              2003             2004
                                                                          ------------    ------------
Reported net loss attributable to common stockholders                     $       (682)   $       (755)
Stock-based employee compensation expense
   included in reported net loss                                                    50              17
Stock-based employee compensation determined under
   the fair value based method                                                     (60)            (25)
                                                                          ------------    ------------

Pro forma net loss attributable to common stockholders                    $       (692)   $       (763)
                                                                          ============    ============

Loss per common share attributable to common stockholders
  (basic and diluted):

       As reported                                                        $      (0.04)   $      (0.02)
                                                                          ============    ============
       Pro forma                                                          $      (0.04)   $      (0.02)
                                                                          ============    ============

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                     Quarter Ended March 31,
                                                      2003             2004
                                                 ------------     ------------
        Dividend yield                                      0%               0%

        Expected volatility                               104%             103%

        Risk free interest rate                           3.8%             2.2%
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

D)    EXERCISE OF WARRANTS

            In March 2004, the Company received proceeds of $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock.

E)    REVENUE RECOGNITION POLICY:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM) Adhesion Barrier for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial for REPEL-CV. In March 2004, the Company realized $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and other operating expenses.

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

      Certain  statements  in  this  Report  under  the  caption   "Management's
Discussion  and  Analysis  or  Plan  of  Operation"  and  elsewhere   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

      Revenue for the three month period ended March 31, 2004 of $8,000 was attributable to royalty income from product sales of the Sure-Closure System(TM). This compares to royalty income from the same source of $8,000 for the three months ended March 31, 2003.

      The Company incurred research and development expenses of $338,000 for the three months ended March 31, 2004, compared to $231,000 for the comparable prior year period. The increase in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2004 associated with the REPEL-CV pivotal clinical trial.

      General and administrative expenses totaled $424,000 for the three months ended March 31, 2004, compared to $362,000 for the comparable prior year period. The increase in spending is primarily attributable to higher compensation, insurance and investor relations expenses.

      Interest income was $1,000 for the three months ended March 31, 2004 which was equal to the amount recorded in the prior year period.

      Interest expense was $2,000 for the three months ended March 31, 2004 which was equal to the amount recorded in the prior year period.

      During the three months ended March 31, 2003, the Company recorded a gain on settlement of debt of $9,000; there was no comparable amount recorded in the current year period. The gain was associated with the settlement of trade payables.

      The Company's net loss was $755,000 for the three months ended March 31, 2004. A net loss of $577,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the three months ended March 31, 2004, resulting in a net loss to common shareholders of $829,000. The deemed non-cash dividend was $105,000 for the three months ended March 31, 2003, resulting in a net loss to common shareholders of $682,000. As a result of the conversion of the Series C Preferred Stock into Common Stock in March 2004, the Company will no longer be reporting deemed dividends on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

      The cash balances were $2,857,000 and $680,000 at March 31, 2004 and December 31, 2003, respectively. On March 2004, the Company received $2,841,000 through the exercise of warrants to purchase the Company's Common Stock. (See Note D) At March 31, 2004, the Company had a working capital surplus of $2,531,000.

      Net cash used in operating activities was $664,000 for the three months ended March 31, 2004 as compared to $534,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $755,000 reduced by the net non-cash effect of $157,000 in stock-based compensation expense and an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $577,000 reduced by the non-cash effect of $204,000 in stock-based compensation expense partially offset by an increase in prepaid expenses.

      Net cash provided from financing activities for the three months ended March 31, 2004 was $2,841,000 as compared to $655,000 for the prior year period. The current period amount was attributable to the exercise of outstanding warrants whereas the prior period amount was primarily attributable to the proceeds from the issuance of convertible preferred stock and related warrants.

      During the quarter ended March 31, 2004, the Company issued 6,634,000 shares of Common Stock upon the conversion of the Series C Preferred Stock.

      The Company's notes payable balance of $110,000 as of March 31, 2004 consists of notes with a principal amount of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

      The cash balance as of March 31, 2004 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2004. The Company anticipates seeking additional financing in 2004 and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

      At March 31, 2004, the Company had employment agreements with two executives that expire in March 2006 and May 2006 respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $309,000 at March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the period covered by this quarterly report, has concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.

            (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      During March 2004, holders of outstanding common stock purchase warrants expiring March 22, 2004, exercised such warrants resulting in the issuance of an aggregate of 11,833,000 shares of the Company's Common Stock for aggregate cash consideration of approximately $2,841,000, or $0.24 per shares. The warrants were previously issued as part of the Company's Series B Convertible Preferred Stock private placement in March 2002. The offering was made in reliance upon the previsions of Section 4(2) under the Securities Act of 1933. The offering was made to a limited number of investors, each of who made investment representations and are believed to be sophisticated investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to
            Section 906 of the Sarbannes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2004.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LIFE MEDICAL SCIENCES, INC.
                                                    (REGISTRANT)

Date:  April 30, 2004

                                                    /s/ ROBERT P. HICKEY
                                                    ----------------------------
                                                    ROBERT P. HICKEY
                                                    PRESIDENT, CEO AND CFO


                                  EXHIBIT INDEX

ITEM                                                                                        PAGE
31.1 Certification of Principal Executive Officer and Principal Financial Officer
Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302
Of the Sarbanes-Oxley Act of 2002.                                                           11

32.1 Certification of Principal Executive Officer and Principal Financial Officer
Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbannes-
Oxley Act of 2002.                                                                           12