Form 10QSB
period 2004-06-30
LIFE MEDICAL SCIENCES INC
filed 2004-07-23
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


       (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004

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

      Common Stock, $.001 Par Value - 59,962,447 shares outstanding at July 22, 2004

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [ |X| ]

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month
         and six-month periods ended June 30, 2003 and 2004                   3

         Condensed Balance Sheets as of December 31, 2003 and
         June 30, 2004 (unaudited)                                            4

         Condensed Statements of Cash Flows (unaudited) for the
         six-month periods ended June 30, 2003 and 2004                       5

         Notes to Condensed Financial Statements (unaudited)                  6

Item 2.   Management's Discussion and Analysis or Plan of Operation           7

Item 3.   Controls and Procedures                                             9


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    10

            Signature                                                        12

         Certification                                                       13


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        (In thousands, except   (In thousands, except
                                                           per share data)         per share data)

                                                        Three Months Ended       Six Months Ended
                                                              June 30,              June 30,
                                                         2003        2004        2003       2004
                                                       --------    --------    --------    --------
Revenue
   Royalties                                                  5           9          13          17
                                                       --------    --------    --------    --------
     Revenue                                                  5           9          13          17

Operating expenses:
   Research and development                                 190         323         421         661
   General and administrative                               563         275         925         699
                                                       --------    --------    --------    --------
     Operating expenses                                     753         598       1,346       1,360
                                                       --------    --------    --------    --------

(Loss) from operations                                     (748)       (589)     (1,333)     (1,343)

Other income/(expense):
   Interest income                                                        4           1           5
   Interest expense                                          (1)         (1)         (3)         (3)
   Gain on settlement of debt                                                         9
                                                       --------    --------    --------    --------
     Other income/(expense)                                  (1)          3           7           2

Net (loss)                                                 (749)       (586)     (1,326)     (1,341)
Beneficial conversion on convertible preferred stock        (73)                   (178)        (74)
                                                       --------    --------    --------    --------

Net (loss) to common stockholders                      $   (822)   $   (586)   $ (1,504)   $ (1,415)
                                                       ========    ========    ========    ========


Net (loss) per common share-basic and diluted          $  (0.02)   $  (0.01)   $  (0.06)   $  (0.03)
                                                       ========    ========    ========    ========

Weighted average shares outstanding                      34,883      59,956      27,090      51,388



                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS

                                                                   (In thousands, except per share data)
                                                                          December     June
                                                                             31,        30,
                                                                          --------------------
                                                                            2003        2004
                                                                          --------    --------
    ASSETS                                                                           (unaudited)

Current assets:
   Cash and cash equivalents                                              $    680    $  2,436
   Prepaid expenses and advances                                                37         148
                                                                          --------    --------
        Total current assets                                                   717       2,584

Acquired technology, less accumulated amortization                             293         259
Furniture and equipment, less accumulated depreciation                           4           2
                                                                          --------    --------
        TOTAL                                                             $  1,014    $  2,845
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $    363    $    339
   Accrued expenses                                                             76         299
   Accrued stock-based compensation                                            250
                                                                          --------    --------
        Total current liabilities                                              689         638

Deferred royalty income                                                        197         180
Convertible notes payable-long term                                            110         110
                                                                          --------    --------
        Total liabilities                                                      996         928
                                                                          --------    --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000;
      Series C convertible shares issued and outstanding - 663 and none          7
   Common stock, $.001 par value; shares authorized-100,000
      issued and outstanding - 41,483 and 59,962                                41          60
   Additional paid-in capital                                               40,248      43,459
   Unearned stock-based compensation                                           (17)
   Accumulated deficit                                                     (40,261)    (41,602)
                                                                          --------    --------
        Total stockholders' equity                                              18       1,917
                                                                          --------    --------
        TOTAL                                                             $  1,014    $  2,845
                                                                          ========    ========


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             (In thousands, except for per share data)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                        ------------------
                                                                                          2003       2004
                                                                                        -------    -------
Cash flows from operating activities:
    Net loss                                                                            $(1,326)   $(1,341)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                                                      2
       Amortization of acquired technology                                                   17         34
       Stock based compensation                                                             538        157
       Deferred royalty income                                                              (13)       (17)
       Gain on settlement of debt                                                            (9)
       Changes in operating assets and liabilities:
         (Increase) in prepaid expenses                                                     (81)      (111)
         (Increase) in other receivables                                                    (39)
         (Decrease) in accounts payable                                                     (45)       (24)
         Increase/(decrease) in accrued expenses                                             (7)       223
                                                                                        -------    -------
            Net cash (used in) operating activities                                        (965)    (1,077)
                                                                                        -------    -------
Cash flows from investing activities:
    Purchase of equipment                                                                    (4)
                                                                                         -------
            Net cash (used in) investing activities                                          (4)
                                                                                         -------
Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                   653
    Proceeds from exercise of stock options and warrants                                    844      2,833
                                                                                        -------    -------
            Net cash provided by financing activities                                     1,497      2,833
                                                                                        -------    -------

Net Increase/(decrease) in cash and cash equivalents                                        528      1,756
Cash and cash equivalents at beginning of period                                            497        680
                                                                                        -------    -------
Cash and cash equivalents at end of period                                              $ 1,025    $ 2,436
                                                                                        =======    =======

Non-cash investing and financing activities:
    Common stock and options issued in conjunction with the acquisition of technology   $   344
    Conversion of Series B preferred stock into common stock                                 11
    Conversion of Series C preferred stock into common stock                                       $     7


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

            The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                             Six Months ended
                                                                 June 30,
                                                              2003      2004
                                                            -------    -------

Reported net loss attributable to common stockholders       $(1,504)   $(1,415)
Stock-based employee compensation expense
   included in reported net loss                                 70
Stock-based employee compensation determined under
   the fair value based method                                 (114)      (434)
                                                            -------    -------

Pro forma net loss attributable to common stockholders      $(1,548)   $(1,849)
                                                            =======    =======

Loss per common share attributable to common
 stockholders (basic and diluted):
       As reported                                          $ (0.06)   $  (0.4)
                                                            =======    =======
       Pro forma                                            $ (0.06)   $  (0.4)
                                                            =======    =======


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  Quarter Ended June 30,
                                                  2003            2004
                                                  ----            ----
      Dividend yield                               0%               0%
      Expected volatility                        104%             103%
      Risk free interest rate                    3.8%             2.2%
      Expected life                              2.5 years        2.5 years


      During the quarter ended June 30, 2004, the Company granted 1,550,000 stock options to employees. These options have exercise prices at or above the market price as the date of issue. These options vest at various times through 2006. Also during the quarter, the Company granted 485,000 stock options to current members and one former member of the Board of Directors. These options have exercise prices equal to the market price at the date of issue and they vested immediately.

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

D)   Revenue Recognition Policy:

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General

      Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM) Adhesion Barrier, for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial for REPEL-CV. The
Company anticipates completed this trial in mid-2005. In October 2003, the Company initiated a product development program for an anti-adhesion product for use in gynecologic surgery which will be based on the Company's proprietary reverse thermal gel technology. In March 2004, the Company realized $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. These funds are being used to fund the REPEL-CV clinical trial as well as other product development costs and operating expenses. In May 2004, the Company announced the initiation of a product development program intended to provide cardiac surgeons with the first ever localized drug delivery product intended to prevent the onset of atrial fibrillation after open-heart surgery.

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

Results of Operations

      Revenue for the three month and six month periods ended June 30, 2004 of $9,000 and $17,000, respectively, was attributable to royalty income from product sales of the Sure-Closure System. This compares to royalty income from the same source of $5,000 and $13,000 for the three month and six month periods ended June 30, 2003. Pursuant to the underlying agreement, the Company's right to receive royalties on Sure-Closure System product sales ceases with respect to all sales occurring after June 30, 2004. As such, the Company will not earn royalty income in future periods for sales after that date. Royalties on product sales for the three month period ended June 30, 2004, will be recorded during the Company's third fiscal quarter at which time the remaining balance of deferred royalty income will be written off.

      The Company incurred research and development expenses of $323,000 and $661,000 for the three month and six month periods ended June 30, 2004, respectively, compared to $190,000 and $421,000 for the comparable prior year periods. The increase in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2004 associated with the REPEL-CV pivotal clinical trial.

      General and administrative expenses totaled $275,000 and $699,000 for the three month and six month periods ended June 30, 2004, respectively, compared to $563,000 and $925,000 for the comparable prior year periods. The decrease in spending is primarily attributable to lower stock-based compensation expense partially offset by higher investor relations and insurance expenses.

      Interest income was $4,000 and $5,000 for the three month and six month periods ended June 30, 2004, respectively, compared to $1,000 for the six month period ended June 30, 2003. The increase is primarily attributable to higher average cash balances.

      Interest expense was $1,000 and $3,000 for the three month and six month periods ended June 30, 2004, respectively, which were equal to the amounts recorded in the prior year periods.

      During the six months ended June 30, 2003, the Company recorded a gain on settlement of debt of $9,000; there were no comparable amounts recorded in either of the current year periods. The gain was associated with the settlement of trade payables.

      The Company's net loss was $586,000 and $1,341,000 for the three month and six month periods ended June 30, 2004, respectively, compared $749,000 and $1,326,000 for the comparable prior year periods. The Company expects to continue to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the six months ended June 30, 2004, resulting in a net loss to common shareholders of $586,000 and $1,415,000 for the three month and six month periods ended June 30, 2004, respectively. The deemed non-cash dividend was $73,000 and $178,000 for the three month and six Results of Operations (Continued) month periods ended June 30, 2003, respectively, resulting in a net loss to common shareholders of $822,000 and $1,504,000. As a result of the conversion of the Series C Preferred Stock into Common Stock in March 2004, the Company will no longer be reporting deemed dividends on preferred stock.

Liquidity and Capital Resources

      The cash balances were $2,436,000 and $680,000 at June 30, 2004 and December 31, 2003, respectively. In March 2004, the Company received $2,841,000 through the exercise of warrants to purchase the Company's Common Stock. At June 30, 2004, the Company had a working capital surplus of $1,946,000.

      Net cash used in operating activities was $1,077,000 for the six months ended June 30, 2004 as compared to $965,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,341,000 reduced by the net non-cash effect of $157,000 in stock-based compensation expense and an increase in accrued expenses partially offset by an increase in prepaid expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,326,000 reduced by the non-cash effect of $538,000 in stock-based compensation expense partially offset by increases in prepaid expenses and other receivables as well as a decrease in accounts payable.

      Net cash provided from financing activities for the six months ended June 30, 2004 was $2,833,000 as compared to $844,000 for the prior year period. The current period amount was primarily attributable to the exercise of outstanding warrants whereas the prior period amount was primarily attributable to the proceeds from the issuance of convertible preferred stock and related warrants.

      During the six months ended June 30, 2004, the Company issued 6,634,000 shares of Common Stock upon the conversion of the Series C Preferred Stock and 12,200 shares of Common Stock upon the exercise of stock options.

      The Company's notes payable balance of $110,000 as of June 30, 2004 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

      The cash balance as of June 30, 2004 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2004. The Company anticipates seeking additional financing in 2004 and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.

      At June 30, 2004, the Company had employment agreements with two executives that expire in March 2006 and May 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $347,000 at June 30, 2004.

Item 3.  Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this quarterly report, has concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to him.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders on April 23, 2004, the following proposals were voted on and approved as follows:

         Proposal 1.  Election of Directors

                                         Total Votes For   Total Vote Withheld
                                          Each Director    From Each Director

         David G. P. Allan                   29,206,481           652,110
         Edward A. Celano                    29,206,481           652,110
         Barry R. Frankel                    29,206,481           652,110
         Richard L. Franklin, MD             29,206,481           652,110
         Robert P. Hickey                    29,206,481           652,110
         Walter R. Maupay, Jr.               29,206,481           652,110

      Proposal 2. To ratify the appointment of Eisner LLP as the independent auditors of the Company

                          For           Against        Abstain

                       29,250,381        3,710         600,000

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Life Medical Sciences, Inc.
                                              (Registrant)




Date:  July 22, 2004
                                              /s/ Robert P. Hickey
                                              -----------------------
                                              Robert P. Hickey
                                              President, CEO and CFO




                                  EXHIBIT INDEX

ITEM                                                                        PAGE

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted
pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.                   12

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbannes- Oxley Act of 2002.                             13