Form 10QSB
period 2004-09-30
LIFE MEDICAL SCIENCES INC
filed 2004-11-08
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                   FORM 10-QSB


         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to_______________


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

      Common Stock, $.001 Par Value - 59,962,447 shares outstanding at November 8, 2004

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           LIFE MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month   3
         and nine-month periods ended September 30, 2003 and 2004

         Condensed Balance Sheets as of December 31, 2003 and                 4
         September 30, 2004 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the               5
         nine-month periods ended September 30, 2003 and 2004

         Notes to Condensed Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation            7

Item 3.  Controls and Procedures                                              10


Part II - OTHER INFORMATION

Item 6.  Exhibits                                                             10

         Signature                                                            10

         Certification                                                        11

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      (In thousands, except      (In thousands,
                                                         per share data)       except per share data)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                         2003        2004         2003       2004
                                                       --------    --------    --------    --------
 Revenue
   Royalties                                                  5           6          18          23
                                                       --------    --------    --------    --------
     Revenue                                                  5           6          18          23

Operating expenses:
   Research and development                                 147         282         636         943
   General and administrative                               141         197         998         896
                                                       --------    --------    --------    --------
     Operating expenses                                     288         479       1,634       1,839
                                                       --------    --------    --------    --------

(Loss) from operations                                     (283)       (473)     (1,616)     (1,816)

Other income/(expense):
   Interest income                                            1           4           2           9
   Interest expense                                          (2)         (2)         (5)         (5)
   Gain on deferred royalty income                                      174                     174
   Gain on settlement of debt                                 6                      15
                                                       --------    --------    --------    --------
     Other income/(expense)                                   5         176          12         178

Net (loss)                                                 (278)       (297)     (1,604)     (1,638)
Beneficial conversion on convertible preferred stock        (73)                   (251)        (74)
                                                       --------    --------    --------    --------

Net (loss) to common stockholders                      $   (351)   $   (297)   $ (1,855)   $ (1,712)
                                                       ========    ========    ========    ========


Net (loss) per common share-basic and diluted          $  (0.01)   $  (0.00)   $  (0.06)   $  (0.03)
                                                       ========    ========    ========    ========

Weighted average shares outstanding                      41,483      59,962      31,940      54,400

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS


                                                                       (In thousands, except per share data)
                                                                          December 31,         September 30,
                                                                      -----------------------------------------
                                                                                2003                  2004
                                                                      -------------------     -----------------
    ASSETS                                                                                      (unaudited)

    Current assets:
       Cash and cash equivalents                                      $              680      $          1,980
       Prepaid expenses and advances                                                  37                    97
                                                                      -------------------     -----------------
            Total current assets                                                     717                 2,077

    Acquired technology, less accumulated amortization                               293                   242
    Machinery and equipment, less accumulated depreciation                             4                    90
                                                                      -------------------     -----------------
            TOTAL                                                     $            1,014      $          2,409
                                                                      ===================     =================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                               $              363      $            305
       Accrued expenses                                                               76                   374
       Accrued stock-based compensation                                              250
                                                                      -------------------     -----------------
            Total current liabilities                                                689                   679

    Deferred royalty income                                                          197
    Convertible notes payable-long term                                              110                   110
                                                                      -------------------     -----------------
            Total liabilities                                                        996                   789
                                                                      -------------------     -----------------

    Stockholders' equity:
       Preferred stock, $.01 par value; shares authorized -  5,000;
         Series C convertible shares issued and outstanding - 663 and none 7
       Common stock, $.001 par value; shares authorized-100,000
         issued and outstanding - 41,483 and 59,962                                   41                    60
       Additional paid-in capital                                                 40,248                43,459
       Unearned stock-based compensation                                             (17)
       Accumulated deficit                                                       (40,261)              (41,899)
                                                                      -------------------     -----------------
            Total stockholders' equity                                                18                 1,620
                                                                      -------------------     -----------------
            TOTAL                                                     $            1,014      $          2,409
                                                                      ===================     =================

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   (In thousands, except for per share data)

                                                                                               Nine Months Ended
                                                                                   ----------------------------------------
                                                                                                September 30,
                                                                                   ----------------------------------------
                                                                                           2003                 2004
                                                                                   ------------------  --------------------
Cash flows from operating activities:
    Net loss                                                                         $        (1,604)    $          (1,638)
    Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
      Depreciation                                                                                                       6
      Amortization of acquired technology                                                         34                    51
      Stock based compensation                                                                   501                   157
      Deferred royalty income                                                                    (18)                  (23)
      Gain on deferred royalty income                                                                                 (174)
      Gain on settlement of debt                                                                 (15)
      Changes in operating assets and liabilities:
         (Increase) in prepaid expenses                                                          (67)                  (60)
         (Decrease) in accounts payable                                                          (47)                  (58)
         Increase in accrued expenses                                                              2                   298

                                                                                   ------------------  --------------------
           Net cash (used in) operating activities                                            (1,214)               (1,441)
                                                                                   ------------------  --------------------

Cash flows from investing activities:
    Purchase of machinery and equipment                                                           (4)                  (92)
                                                                                   ------------------      ----------------
           Net cash (used in) investing activities                                                (4)                  (92)
                                                                                   ------------------      ----------------

Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                        653
    Proceeds from exercise of stock options and warrants                                         845                 2,833
                                                                                   ------------------  --------------------
           Net cash provided by financing activities                                           1,498                 2,833
                                                                                   ------------------  --------------------

Net Increase/(decrease) in cash and cash equivalents                                             280                 1,300
Cash and cash equivalents at beginning of period                                                 497                   680
                                                                                   ------------------  --------------------
Cash and cash equivalents at end of period                                           $           777     $           1,980
                                                                                   ==================  ====================

Non-cash investing and financing activities:
    Common stock and options issued in
     conjunction with the acquisition of technology                                  $           344
    Conversion of Series B preferred stock into common stock                                      11
    Conversion of Series C preferred stock into common stock                                             $               7

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

                  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):


                                                                       Nine months ended
                                                                          September 30,
                                                                         2003       2004
                                                                       -------    -------
Reported net loss attributable to common stockholders ..............   $(1,855)   $(1,712)
Stock-based employee compensation expense
   included in reported net loss ...................................        89
Stock-based employee compensation determined under
   the fair value based method .....................................      (138)      (475)
                                                                       -------    -------

Pro forma net loss attributable to common stockholders .............   $(1,904)   $(2,187)
                                                                       =======    =======

Loss per common share attributable to common stockholders (basic and diluted):
       As reported .................................................   $ (0.06)   $ (0.03)
                                                                       =======    =======
       Pro forma ...................................................   $ (0.06)   $ (0.04)
                                                                       =======    =======

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Quarter Ended September 30,
                                                          2003   2004
                                                           ---    ---
Dividend yield .........................................     0%     0%
Expected volatility ....................................   104%   103%
Risk free interest rate ................................   3.8%   2.2%
Expected life ..........................................2.5 years 2.5 years

                  During the nine months ended September 30, 2004, the Company granted 1,550,000 stock options to employees. These options have exercise prices at or above the market price as the date of issue. These options vest at various times through 2006. The Company also granted 485,000 stock options to current members and one former member of the Board of Directors. These options have exercise prices equal to the market price at the date of issue and they vested immediately.

C)       Gain on Deferred Royalty Income

                  During the quarter ended September 30, 2004, the Company recorded a gain on deferred royalty income of $174,000. This gain was associated with the write off of the remaining balance of deferred royalty income associated with the Sure Closure System upon the June 30, 2004, expiration of the royalty period of the underlying agreement.

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

E)       Revenue Recognition Policy:

                  Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof through June 2004. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance. As defined in the original agreement, the royalty period on sales of the Sure-Closure System expired in June 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

General

         Life Medical Sciences, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM) Adhesion Barrier, for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial for REPEL-CV. The Company anticipates completing this trial in the third quarter of 2005. In October 2003, the Company initiated a product development program for an anti-adhesion product for use in gynecologic surgery which will be based on the Company's proprietary reverse thermal gel technology. In March 2004, the Company realized $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. These funds are being used to fund the REPEL-CV clinical trial as well as other product development costs and operating expenses. In May 2004, the Company announced the initiation of a

General (Continued)

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

Results of Operations

 Revenue for the three month and nine month periods ended September 30, 2004 of $6,000 and $23,000, respectively, was attributable to royalty income from product sales of the Sure-Closure System. This compares to royalty income from the same source of $5,000 and $18,000 for the three month and nine month periods ended September 30, 2003. Pursuant to the underlying agreement, the Company's right to receive royalties on Sure-Closure System product sales ceased with respect to all sales occurring after June 30, 2004. As such, the Company will not earn royalty income in future periods for sales after that date. Royalties on product sales for the three month period ended June 30, 2004, were recorded during the Company's third fiscal quarter and the remaining balance of deferred royalty income was written off resulting in a gain from debt forgiveness of $174,000.

         The Company incurred research and development expenses of $282,000 and $943,000 for the three month and nine month periods ended September 30, 2004, respectively, compared to $147,000 and $636,000 for the comparable prior year periods. The increase in expenditures compared to the prior year is primarily attributable to higher manufacturing and clinical development expenditures incurred during 2004 associated with the REPEL-CV pivotal clinical trial.

         General and administrative expenses totaled $197,000 and $896,000 for the three month and nine month periods ended September 30, 2004, respectively, compared to $141,000 and $998,000 for the comparable prior year periods. The increase in spending for the three month period compared to the prior year period is primarily attributable to high investor relations, insurance and compensation expenses. The decrease in spending for the nine month period is primarily attributable to lower stock-based compensation expense partially offset by higher investor relations and insurance expenses.

         Interest income was $4,000 and $9,000 for the three month and nine month periods ended September 30, 2004, respectively, compared to $1,000 and $2,000 for the three and nine month periods ended September 30, 2003. The increases are primarily attributable to higher average cash balances.

         Interest expense was $2,000 and $5,000 for the three month and nine month periods ended September 30, 2004, respectively, which were equal to the amounts recorded in the prior year periods.



Results of Operations (Continued)

         During the three and nine month periods ended September 30, 2004, the Company recorded a gain on deferred royalty income of $174,000. The gain was associated with the write off of the remaining balance of deferred royalty income associated with the Sure Closure System upon the June 30, 2004 expiration of the royalty period; the prior year gains were attributable to the settlement of trade payables.

         During the three months and nine months ended September 30, 2003, the Company recorded gains on settlement of debt of $6,000 and $15,000, respectively; there were no comparable amounts recorded in the current year. The gains were associated with the settlement of trade payables.

         The Company's net loss was $297,000 and $1,638,000 for the three month and nine month periods ended September 30, 2004, respectively, compared $278,000 and $1,604,000 for the comparable prior year periods. The Company expects to continue to incur losses in future periods.

         The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the nine months ended September 30, 2004, resulting in a net loss to common shareholders of $297,000 and $1,712,000 for the three month and nine month periods ended September 30, 2004, respectively. The deemed non-cash dividend was $73,000 and $251,000 for the three month and nine month periods ended September 30, 2003, respectively, resulting in a net loss to common shareholders of $351,000 and $1,855,000.

Liquidity and Capital Resources

         The cash balances were $1,980,000 and $680,000 at September 30, 2004 and December 31, 2003, respectively. In March 2004, the Company received $2,833,000, net of expenses, through the exercise of warrants to purchase the Company's Common Stock. At September 30, 2004, the Company had a working capital surplus of $1,398,000.

         Net cash used in operating activities was $1,441,000 for the nine months ended September 30, 2004 as compared to $1,214,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,638,000 reduced by the net non-cash effect of $157,000 in stock-based compensation expense and an increase in accrued expenses of $298,000 partially offset by a gain on deferred royalty income of $174,000. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,604,000 reduced by the non-cash effect of $501,000 in stock-based compensation expense partially offset by an increase in prepaid expenses of $67,000 as well as a decrease in accounts payable of $47,000.

         Net cash provided from financing activities for the nine months ended September 30, 2004 was $2,833,000 as compared to $1,498,000 for the prior year period. The current period amount was primarily attributable to the exercise of outstanding warrants whereas the prior period amount was primarily attributable to the proceeds from the issuance of convertible preferred stock and the exercise of related warrants.

         During the nine months ended September 30, 2004, the Company issued 6,634,000 shares of Common Stock upon the conversion of the Series C Preferred Stock and 12,200 shares of Common Stock upon the exercise of stock options.

         The Company's notes payable balance of $110,000 as of September 30, 2004 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

         The cash balance as of September 30, 2004 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2004. The Company anticipates seeking additional financing in 2004 and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company.



Liquidity and Capital Resources (Continued)

         At September 30, 2004, the Company had employment agreements with two executives that expire in March 2006 and May 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $347,000 at September 30, 2004.

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

                                  Life Medical Sciences, Inc.
                                  (Registrant)
Date: November 8, 2004
                                  /s/ Robert P. Hickey
                                  Robert P. Hickey
                                  President, CEO and CFO

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