Form 10KSB
period 2004-12-31
LIFE MEDICAL SCIENCES INC
filed 2005-03-14
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period _______ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The aggregate market value of the common equity held by non-affiliates of the registrant as of February 25, 2005 was approximately $13.9 million.

      As of February 20, 2005, 59,962,447 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

================================================================================

                                INTRODUCTORY NOTE

      Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.   Business

General

      Life Medical Sciences, Inc. (the "Company") is a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated.

      In March 2004, the Company realized $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. In December 2004, the Company received $295,000 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

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

Certain Historical Activities

      In March, 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted Common Stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhances the Company's broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. Certain stockholders of Phairson have participated in prior financings of the Company, and Richard Franklin, Company's Chairman, is a stockholder and has served as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company.

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

      The Company previously developed and marketed the Sure-Closure SystemTM, a disposable wound closure device. The Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1997, Zimmer Orthopaedics acquired the Sure - Closure System from C.R. Bard. The Company received a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004. In September 2004, the Company recorded a gain on deferred royalty income of $174,000. This gain was associated with the write off of the remaining balance of deferred royalty income upon the expiration of the royalty period of the underlying agreement. The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel and the intellectual property rights relating thereto were assigned to the Company in 1992.

      The Company is a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992. In April 2002, the Company increased the number of authorized shares of Common Stock from 43,750,000 to 100,000,000.

Post-Operative Adhesions

      Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility following gynecologic surgery, serious complications during secondary cardiovascular surgical procedures, restricted limb motion following orthopedic surgery, and pain following any surgery. Moreover, adhesions that form as a result of surgery can increase the complexity, duration and risk of subsequent surgery. According to industry sources, in the United States surgeons perform an estimated 440,000 abdominal operations annually to remove adhesions, and the annual cost in the United States for the removal of such adhesions is estimated at $2.0 billion in inpatient treatment charges.

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

      Since it is not possible to predict which patients will develop adhesion related complications, the Company believes that most surgeries will benefit from routine use of its adhesion prevention products. The Company believes that current products for the prevention or reduction of adhesions in gynecologic and general surgery are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. The Company believes that its products under development may not suffer from some if not all of these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or breakdown products as they degrade which could lead to untoward biological effects or may actually cause adhesions. The Company believes that its products will provide an additional clinical benefit in that they have been shown to uniformly dissolve without forming particles or breakdown products.

      Set forth below is a chart summarizing the Company's products and their stage of development, followed by a more detailed description of each product.

-----------------------------------------------------------------------------------------------------------------------------
                                                  Products Under Development
-----------------------------------------------------------------------------------------------------------------------------
                                 Potential                                                   Est. Annual Market Potential*
      Product             Therapeutic Application                    Status
-----------------------------------------------------------------------------------------------------------------------------
REPEL-CV              Preventing or reducing post-operative         Pivotal clinical trial               $250 Million
                      surgical adhesions in open heart surgical
Barrier Film          procedures.

-----------------------------------------------------------------------------------------------------------------------------
REPEL-AFIB            Intraoperative prevention of                  Preclinical development              $1 Billion
Drug Delivery         surgically-induced atrial fibrillation.

-----------------------------------------------------------------------------------------------------------------------------
REPEL(TM)             Preventing or reducing post-operative         IDE approval for a pivotal           $100 Million
                      surgical adhesions in gynecological and       clinical trial in
Barrier Film          general surgical procedures.                  gynecological
                                                                    procedures.

-----------------------------------------------------------------------------------------------------------------------------
RESOLVE(TM)           Preventing or reducing  post-operative        Preclinical development              $400 Million
                      surgical  adhesions  in  gynecological
Viscous Polymers      and general abdominal surgery.

-----------------------------------------------------------------------------------------------------------------------------
RELIEVE(TM)           Preventing or reducing  post-operative        Preclinical development              $300 Million
                      surgical  adhesions in orthopedic  and
Viscous Solution      spinal surgery.

-----------------------------------------------------------------------------------------------------------------------------

*Based on industry estimates.

REPEL-CV

      REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure. In October 2003, the Company initiated the multi-center randomized, controlled, pivotal clinical trial based on an Investigational Device Exemption (IDE) granted by the Food and Drug Administration (FDA). The objectives of the trial are to further demonstrate the efficacy of REPEL-CV in reducing the extent and severity of adhesions after open heart surgery in a neonatal patient population. It is currently anticipated that this trial will be completed by the middle of 2006 and, assuming a favorable outcome, will be submitted to the FDA as a basis for obtaining approval to commercialize REPEL-CV for use in cardiac surgery. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a DSMB comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2003, the Company completed a feasibility clinical trial for REPEL-CV in open heart surgical procedures. This trial commenced during the first quarter of 2002 and patient enrollment was completed during the third quarter of 2002. This trial provided initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as additional safety data. In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. REPEL-CV was evaluated in a series of pre-clinical studies which were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated and was shown to virtually prevent the formation of adhesions to the surface of the heart.

REPEL-AFIB

      Approximately one third of patients undergoing open heart surgery develop atrial fibrillation (irregular heart beat), resulting from the trauma of the surgical procedure. Patients typically encounter this complication during the first or second day of the post-operative recovery period which often results in the patients being returned to the coronary intensive care setting. These patients are currently treated with systemic drug delivery after the onset of the complication which requires increased patient monitoring and often results in a delayed discharge from the hospital, significantly increasing the overall cost of care. Similar to drug eluding stents used in angioplasty procedures, REPEL-AFIB comprises a site-specific drug delivery vehicle, in this case in the form of a bioresorbable film similar to REPEL-CV, which is impregnated with an anti-arrythmic drug which is designed to be placed on the surface of the heart during the open heart surgical procedure. The objective is to deliver the drug to the heart tissue as the film resorbs thereby preventing the onset of atrial fibrillation. If successful, the use of REPEL-AFIB could reduce the patient risk associated with atrial fibrillation and eliminate the costs associated with systemic drug delivery and increased patient monitoring. The Company is currently producing prototype films for evaluation in preclinical screening studies.

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

      During 1997, a pilot clinical trial was conducted on REPEL in gynecological surgery, at several sites in the United States. The trial was designed to test the safety and efficacy of REPEL when applied to the anterior and posterior surfaces of the uterus during myomectomies by laparotomy. REPEL was rated safe and well tolerated as well as being greater than twice as effective in reducing adhesion formation compared to the control of standard surgical technique. The most striking result of the trial was the reduction in the extent of adhesion formation on the posterior surface of the uterus, where adhesions are more extensive, clinically relevant and difficult to address. On the posterior surface, the median extent of adhesions in the REPEL patients was less than 25 percent, whereas the control patients' median extent was greater than 75 percent. Based on these results, FDA has granted approval to initiate the pivotal clinical trial. Initiation of this trial has been deferred due to the Company's limited financial resources and emphasis on the REPEL-CV clinical development program.

RESOLVE

      The Company plans to address the market opportunity associated with the incidence of post-operative adhesion formation in gynecologic and general abdominal surgery through the pursuit of two distinct product development programs. In each instance, the objective is to provide surgeons with products that are effective in reducing the extent and severity of adhesions and are easy to use in both open and less-invasive surgical procedures. In one approach, the Company is exploiting its proprietary bioresorbable reverse thermal gel polymer technology. The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the temperature of internal tissue surfaces. The Company is currently producing prototype materials based on this technology that are being evaluated in preclinical surgical models.

      In another approach, the Company has been evaluating bioresorbable materials that coat tissue surfaces as a means of providing broad-based versus site specific protection against adhesion formation. This approach has particular application in gynecological and general abdominal surgery due to the "bowl shaped" anatomical configuration of the peritoneal cavity. The liquid gel material would be poured (open procedures) or injected (laparoscopic procedures) into the peritoneal cavity at the conclusion of the procedure as an instillate to coat and lubricate the tissue surfaces thereby protecting the organs from adhesion formation.

      A number of formulations of these instillate materials have been evaluated in a series of preclinical studies during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible, these materials proved to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these pre-clinical studies. Further development work has been deferred due to the Company's limited financial resources and emphasis on the REPEL-CV clinical development program.

RELIEVE

      Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products have been under development through pre-clinical studies. Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery. Further development work has been deferred due to the Company's limited financial resources and emphasis on the REPEL-CV clinical development program.

Polymer Technology

      The material capabilities and intellectual property portfolio for the Company's proprietary bioresorbable polymer technology continues to broaden. The acquisition of the polymer technology assets from Phairson Ltd. (See Certain Historical Events) provides the Company with a second distinct family of polymer materials which have demonstrated positive results in preliminary pre-clinical adhesion prevention studies. The Company is also evaluating the use of its recently developed and patented reverse thermal gel materials in anti-adhesion product and other device applications. The variety and versatility of these technologies provide the Company opportunities to both enhance the performance characteristics of the Company's adhesion prevention products as well as to pursue the application of these unique materials in other medical products. The Company has had discussions with medical device and pharmaceutical companies on the use of these materials in drug and cell delivery, implantable medical device coatings and other bioresorbable polymer product opportunities.

      The Company's principal polymer technology was developed at the Hebrew University of Jerusalem. The Company entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem ("Yissum") dated June 14, 1991, as amended (the "Yissum Agreement"), pursuant to which the Company agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum assigned to the Company its worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company is permitted to grant licenses of its polymer technology upon certain terms and conditions. The Company has agreed to favorably consider manufacturing in Israel products resulting from its polymer technology and to explore opportunities to do so.

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

      The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (ii) the Company breaches theYissum Agreement, a receiver or liquidator is appointed for the Company or attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event the Company failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002. Subsequently, the agreement was amended to permit the Company additional time to achieve product commercialization and minimum net sales. As amended, so long as the Company fails to achieve $1,000,000 in net sales or income, Yissum is prohibited from terminating the agreement or contracting with others regarding the subject matter thereof, provided the Company pays minimum annual royalties to Yissum in the amount of $50,000 for each of calendar years 2001 through 2005, and $100,000 for each of calendar years 2006 through 2007. Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above. Because the Company has not yet commercialized any products, the previously referenced minimum royalty payments of $50,000 each were made to Yissum for the years ended December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to the Company will revert in full to Yissum.

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

Patents and Proprietary Rights

      In connection with the polymer technology, the Company currently holds seven United States patents, one Australian patent and one Canadian patent relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The first US patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second US patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third and fourth US patents claim novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The fifth and seventh US patents claim novel bioresorbable polymeric compositions based on AB polyester diblocks and triblocks. The sixth US patent claims novel polymeric compositions with reverse thermal gel properties. These patents are scheduled to expire on various dates from 2008 through 2021. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the US and international patent agencies.

Competition

      The Company's adhesion prevention products are expected to compete with various currently marketed products such as InterceedTM, a product of Johnson & Johnson, SeprafilmTM, a product of Genzyme Biosurgery, Adhibit(TM), a product of Angiotech Pharmaceuticals, Inc. and GoretexTM, a product of WL Gore. Several other companies including ML Labs Ltd., Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc., Macropore Inc. and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal bases of competition.

Manufacturing

      Polymer Technology Group, Inc. ("PTG") has been the Company's primary supplier and is in a position to produce its proposed products for testing and commercial purposes. However, the Company is developing alternate sources of supply for its current product. The contract manufacturer(s) procures, tests and inspects all raw materials used in the production of the Company's proposed products. The contract manufacturer(s) relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company seeks to ensure that its products are manufactured in compliance with regulatory requirements. The Company utilizes independent testing facilities to evaluate products produced by the manufacturer for quality assurance purposes.

      The Company and PTG have completed various manufacturing pilot batches and scale-up studies at its primary contract manufacturing site. The Company has recently initiated a manufacturing development program to optimize, validate and scale up the manufacturing process at several alternate contract vendors to support the commercial sale of REPEL-CV.

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

Product Liability and Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials providing coverage in an aggregate amount of $10,000,000.

Human Resources

      As of February 2005, the Company employed two full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. Subject to availability of sufficient financing, the Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

      The Company's executive officers are as follows:

                   Name               Age          Positions with the Company
           -------------------------  ---        ------------------------------
           Robert P. Hickey.......... 59         President, CEO & CFO
           Eli Pines, Ph.D........... 59         Vice  President and Chief
                                                 Scientific Officer

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

      Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report

The cash balance as of December 31, 2004 is not sufficient to meet the Company's cash requirements through 2005. As of December 31, 2004, there were warrants outstanding to purchase up to 6,634,000 shares of the Company's Common Stock at $0.12 per share which would result in gross proceeds of $796,000 if fully exercised. These warrants are scheduled to expire on March 26, 2005. Even if the warrants are fully exercised, the Company anticipates seeking additional financing in 2005, subject to market conditions and obtaining acceptable terms. There can be no assurance that the warrants will be exercised or that such arrangements or financings will be available as needed or on terms acceptable to the Company. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern. The Company will be required to raise substantial additional funds to fund existing operations, continue to conduct necessary research and development, preclinical studies and clinical trials, to commercialize its proposed products, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. The Company would seek such additional funding through collaborative arrangements with strategic partners, licensing arrangements for certain of its proposed products, and additional public or private financings, including equity financings. Any additional equity financings may be dilutive to stockholders. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself.


      Limited Operating History; History of Losses

      The Company's operations to date, have consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $1,577,000 and $1,841,000 for the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, the Company had an accumulated deficit of $42,102,000. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations or generate positive cash flows from operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

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

      Patents  and  Proprietary   Rights;  No  Assurance  of  Enforceability  or
Significant Competitive Advantage

      The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and other products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns seven United States patents, one Australian patent and one Canadian patent relating to its polymer technology. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid.

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

      Risk of Product Liability Claims; Insufficient Insurance

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

      The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect the Stock Price

      The sale or availability for sale of substantial amounts of the Company's Common Stock, including shares issuable upon exercise of outstanding stock options and warrants and upon conversion of outstanding convertible preferred stock in the public market could adversely affect the market price of the Company's Common Stock. As of February 25, 2005, the Company had 59,962,447 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

      o 6,634,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2005;

      o 594,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2007;

      o 11,179,000 shares upon exercise of outstanding options, exercisable at prices ranging from $0.023 to $7.88 per share and expiring from May 29, 2005 to October 3, 2013.

      Approximately 40% of the currently outstanding shares of Common Stock, as well as substantially all of the shares issuable upon exercise of outstanding options, are freely tradable without restriction unless held by an affiliate of the Company as that term is defined under the Securities Act.

      The remaining shares described above are deemed "restricted securities" and may not be sold in the absence of registration or in accordance with Rule 144 under the Securities Act or another exemption.

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

                                                            Common Stock
                                                            Bid Price ($)
                                                       ------------------------
                                                       High              Low
                                                       ----              ---

Fiscal Year Ended December 31, 2003
     First Quarter                                     .35                .12

     Second Quarter                                    .70                .22

     Third Quarter                                     .60                .39

     Fourth Quarter                                    .47                .26

Fiscal Year Ended December 31, 2004
     First Quarter                                     .44                 .31

     Second Quarter                                    .53                .33

     Third Quarter                                     .51                .34

     Fourth Quarter                                    .60                .28

Fiscal Year Ended December 31, 2005

     January 1 through February 20, 2005               .45                .35


(b)   Approximate Number of Equity Securities Holders

      As of February 20, 2005, the number of holders of record of the Company's Common Stock was 238. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 1,500.

(c)   Dividends

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

      Since its inception, the Company has been engaged primarily in research and development of its technologies and proposed products, and the commercialization of CLINICEL and the Sure-Closure System. In early 2000, in conjunction with the discontinuation of the CLINICEL product line, the Company refocused its strategy solely toward the development of products for the prevention and/or reduction of post-surgical adhesions and drug delivery. The Company's product development efforts are currently focused on its lead product, REPEL-CV, a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV which is currently anticipated to be completed in mid 2006.

      The following discussion and analysis of the Company`s financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

Results of Operations

      The Company had revenue of $23,000 and $30,000 for the fiscal years ended December 31, 2004 and 2003, respectively, that represented royalties on sales of the Sure-Closure System. Pursuant to the terms of the underlying agreement, the Company's right to receive royalty payments associated with Sure Closure System product sales expired with respect to sales occurring after June 30, 2004.

      The Company incurred research and development expenses of $1,263,000 and $832,000 for the fiscal years ended December 31, 2004 and 2003, respectively. The increase was primarily attributable to higher costs associated with the REPEL-CV pivotal clinical trial and manufacturing development. It is anticipated that these expenses will continue to increase as the Company expands its product development activities.

      General and administrative expenses totaled $1,138,000 for the fiscal year ended December 31, 2004 as compared to $1,216,000 for the previous year. The decrease was primarily attributable to lower stock-based compensation expense partially offset by higher product liability insurance and investor relations expenses.

      Interest income increased to $13,000 for the fiscal year ended December 31, 2004 from $3,000 for the prior fiscal year. The increase was primarily attributable to higher average cash balances.

      The Company realized a gain on deferred royalty income of $174,000 for the fiscal year ended December 31, 2004. This gain was associated with the write off of the remaining balance of deferred royalty income associated with the Sure Closure System upon the June 30, 2004 expiration of the royalty period.

      Interest expense of $6,000 for the fiscal year ended December 31, 2004 was equal to the amount reported in the prior year.

      The Company realized a gain on settlement of debt of $15,000 for the fiscal year ended December 31, 2003. This gain represents the effect of the forgiveness of portions of outstanding trade liabilities upon settlement.

      The Company realized other income from the reversal of liabilities of $61,000 and $236,000 for the fiscal years ended December 31, 2004 and December 31, 2003, respectively. During 2004, the Company reversed liabilities relating to trade transactions which where due and payable on or before December 31, 1998. During 2003, the Company reversed liabilities of $194,000 relating to customer credits and a $42,000 customer advance since all related matters are beyond the statute of limitations. The reversals were made due to the passage of time and the Company's belief that the underlying claims would be barred by applicable statutes of limitation if recovery actions were asserted at the time of the respective reversals.

      The Company recorded a benefit for income taxes of $295,000 during the fiscal year ended December 31, 2004 as compared to $193,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The increase over prior year was primarily attributable to the larger total fund budgeted by the State for the underlying program.

      The Company reported a net loss of $1,841,000 for the fiscal year ended December 31, 2004 as compared to a net loss of $1,577,000 for the prior year. The increase in the current period net loss is attributable to the factors described above.

      The Company reflected deemed non-cash dividends on preferred stock of $74,000 for the fiscal year ended December 31, 2004 resulting in a net loss to common stockholders of $1,915,000; in the prior fiscal year, deemed non-cash dividends on preferred stock of $324,000 was recorded resulting in a net loss to common stockholders of $1,901,000.

Liquidity and Capital Resources

      At December 31, 2004 the Company had cash of $1,861,000 compared to cash of $680,000 at December 31, 2003. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities.

      At December 31, 2004 the Company had working capital of $1,227,000.

      Net cash used in operating activities was $1,504,000 for the fiscal year ended December 31, 2004 as compared to $1,310,000 for the prior fiscal year. Net cash used in operating activities for the fiscal year ended December 31, 2004 was primarily due to a net loss of $1,841,000 reduced by the non-cash effect of $219,000 in stock-based compensation expense and the $289,000 increase in accrued expenses and increased by the non-cash effect of $174,000 gain on deferred royalty income. Net cash used in operating activities in the prior year was primarily due to a net loss of $1,577,000 reduced by the non-cash effect of $534,000 in stock-based compensation expense and increased by the non-cash effect of $236,000 related to the reversal of liabilities.

      Net cash used in investing activities was $145,000 for the fiscal year ended December 31, 2004 for the purchase of production equipment and leasehold improvements as compared to $4,000 for the prior year for the purchase of office equipment.

      Net cash provided from financing activities for the fiscal year ended December 31, 2004 was $2,830,000 as compared to $1,497,000 for the prior fiscal year. Net cash provided from financing activities for the fiscal year ended December 31, 2004 represented the proceeds from the exercise of stock options and warrants. Net cash provided from financing activities for the fiscal year ended December 31, 2003 was comprised of $692,000 net proceeds from the issuance of Series C Convertible Preferred Stock and $805,000 proceeds from the exercise of stock options and warrants.

      The cash balance as of December 31, 2004 is not sufficient to meet the Company's cash requirements through 2005. As of December 31, 2004, there were warrants outstanding to purchase up to 6,634,000 shares of the Company's Common Stock at $0.12 per share which could result in gross proceeds of $796,000 if fully exercised. These warrants are scheduled to expire on March 26, 2005. Even if the warrants are fully exercised, the Company anticipates seeking additional financing in 2005, subject to market conditions and obtaining acceptable terms. The Company will be required to raise substantial additional funds to continue the clinical development and commercialization of REPEL-CV, as well as its other proposed products. There can be no assurance that the warrants will be exercised or that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company has received a report from the independent auditors containing an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern.

      At December 31, 2004 the Company had employment agreements with two executives that expire in March 2006 and May 2006. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $347,000 at December 31, 2004.

Item 7. Financial Statements.

      The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-15.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

      The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 1 hereof and is incorporated by reference in this Part III.

Item 10. Executive Compensation.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

Item 12. Certain Relationships and Related Transactions.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within120 days after the close of the 2004 fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

        Exhibits.

3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)  Intentionally omitted.

3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000. (9)

3.2     By-Laws of Registrant. (1)

3.2(a)  Amendment No. 1 to the By-Laws of Registrant. (11)

10      The Registrant's 2000 Stock Option Plan. (8) (9)

10.2 Form of Non-Qualified Option Agreement granted outside of a Plan. (8) (9)

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

10.9    Form of Non-Qualified Stock Option Agreement. (4) (8)

10.11   Asset  Purchase   Agreement  between  Registrant  and  MedChem
        Products, Inc. dated as of July 29, 1994. (5)

10.16 Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.19 Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.27 Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.28 Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.29   Consulting   Agreement  between   Registrant  and  Richard  L.
        Franklin MD dated April 1, 2001. (8) (13)

10.30 Amendment No. 1 dated May 20, 2003 to the Consulting Agreement between Registrant and Richard L. Franklin MD. (8) (13)

10.31   2001   Non-Qualified   Stock  Option  Plan  and  Stock  Option
        Agreement. (11)

10.32   Series B Subscription Agreement dated March 21, 2002. (11)

10.33   Intentionally omitted.

10.34 Employment Agreement between Registrant and Robert P. Hickey dated May 21, 2001. (8) (11)

10.34(a)Amendment No. 1 dated May 14, 2003, to the Employment Agreement between Registrant and Robert P. Hickey. (8) (13)

10.35 Convertible Promissory Note between Registrant and Dimotech, Ltd. dated August 6, 2001. (11)

10.36 Convertible Promissory Note between Registrant and Polymer Technology Group, Inc. dated February 22, 2002. (11)

10.37 Series C Subscription Agreement dated March March 26, 2003 (including exhibits and Supplement dated March 21, 2003). (12)

10.38   Intentionally omitted.

10.39 Employment Agreement between Registrant and Eli Pines Ph.D. dated March 1, 2003 (including indemnity letter). (8) (12)

10.40 Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). (12)

10.42 Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (12)

10.43 Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. (12)

10.44 Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders. (13)

10.45 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Robert P. Hickey. *

10.46 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Eli Pines PhD. *

23.1    Consent of  Eisner LLP. *

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*       Filed herewith.
-------------------------------------


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

(8)   Indicates a management contract or compensatory plan or arrangement.

(9)   Incorporated by reference to the Registrant's S-8 filed in January 2000.

(10)  Incorporated by reference to the Registrant's 8-K filed in January 2001.

(11) Incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2001.

(12) Incorporated by reference to the Registrant's report on Form 10-KSB for the year ended December 31, 2002.

(13) Incorporated by reference to the Registrant's report on Form 10-KSB for the year ended December 31, 2003.

      (b)   Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Life Medical Sciences, Inc.
                                    (Registrant)

                                    By:     /s/ Robert P. Hickey
                                        ----------------------------------------
                                          Robert P. Hickey
                                          President, CEO and CFO
                                          (principal executive, financial and
                                          accounting officer)



Dated:  March 7, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                        Title                                 Date
         ----------                        -----                                 ----

/s/ Richard L. Franklin, M.D.           Chairman of the Board                  March 7, 2005
---------------------------------
Richard L. Franklin, M.D.

 /s/ Robert P. Hickey                   Director, President, CEO and CFO       March 7, 2005
---------------------------------       (principal executive, financial and
Robert P. Hickey                        accounting officer)


/s/ David G. P. Allan                   Director                               March 7, 2005
---------------------------------
David G. P. Allan

/s/ Edward A. Celano                    Director                               March 7, 2005
---------------------------------
Edward A. Celano

/s/ Barry R. Frankel                    Director                               March 7, 2005
---------------------------------
Barry R. Frankel

/s/ Walter R. Maupay                    Director                               March 7, 2005
---------------------------------
Walter R. Maupay

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page Number
                                                                           -----------

Report of Independent Registered Public Accounting Firm....................   F-2
Balance Sheet..............................................................   F-3
Statements of Operations...................................................   F-4
Statements of Changes in Stockholders' Equity (Capital Deficit)............   F-5
Statements of Cash Flows...................................................   F-6
Notes to Financial Statements..............................................   F-7

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Life Medical Sciences, Inc.

      We have audited the accompanying balance sheet of Life Medical Sciences, Inc. (the "Company") as of December 31, 2004 and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Life Medical Sciences, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, and has minimal working capital and stockholders' equity at December 31, 2004. As a result, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Eisner LLP

New York, New York
March 4, 2005

                           LIFE MEDICAL SCIENCES, INC.

                                  BALANCE SHEET
                      (In thousands, except per share data)

                                                                                December 31,
                                                                                    2004
                                                                                ------------

                                                 ASSETS
Current assets:
    Cash and cash equivalents .............................................      $  1,861
    Prepaid expenses ......................................................            40
                                                                                 --------
            Total current assets ..........................................         1,901

Acquired technology, less accumulated amortization ........................           225
Machinery and equipment, less accumulated depreciation ....................           134
                                                                                 --------

                      TOTAL ...............................................      $  2,260


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................      $    310
     Accrued expenses .....................................................           364

            Total current liabilities .....................................           674

Convertible note payable ..................................................           110
                                                                                 --------
            Total liabilities .............................................           784
                                                                                 --------

Commitments and other matters (Note I)

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
     Common stock, $.001 par value; shares authorized - 100,000;
       issued and outstanding - 59,962 ....................................            60
     Additional paid-in capital ...........................................        43,518
     Accumulated deficit ..................................................       (42,102)
                                                                                 --------
               Total stockholders' equity .................................         1,476
                                                                                 --------
                      TOTAL ...............................................      $  2,260
                                                                                 ========


                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          2003           2004
                                                                        --------       --------
Revenue:
   Royalty income ................................................      $     30       $     23
                                                                        --------       --------

Operating expenses:
   Research and development ......................................           832          1,263
   General and administrative ....................................         1,216          1,138
                                                                        --------       --------
          Operating expenses .....................................         2,048          2,401
                                                                        --------       --------

Loss from operations .............................................        (2,018)        (2,378)

Other income/(expense):
Interest income ..................................................             3             13
Gain on deferred royalty income ..................................                          174
Interest expense .................................................            (6)            (6)
Reversal of liabilities ..........................................           236             61
Gain on settlement of debt .......................................            15             --
                                                                        --------       --------

Loss before benefit for income taxes .............................        (1,770)        (2,136)
Benefit for income taxes .........................................           193            295
                                                                        --------       --------

Net loss .........................................................        (1,577)        (1,841)
Beneficial conversion on convertible preferred stock .............          (324)           (74)
                                                                        --------       --------

Net loss attributable to common stockholders .....................      $ (1,901)      $ (1,915)
                                                                        ========       ========

Net loss attributable to common stockholders per share - basic and
   diluted .......................................................      $  (0.06)      $  (0.03)
                                                                        ========       ========

Weighted average shares outstanding - basic and diluted ..........        34,346         55,798


                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                                 (In thousands)

                                                                                   Additional      Unearned
                                          Preferred                Common            Paid-in       Stock-Based   Accumulated
                                     Shares      Amount      Shares      Amount      Capital      Compensation     Deficit
                                   --------    --------    --------    --------    --------      -------------   -----------

Balance - January 1, 2003 .....       1,112    $     11      16,759    $     17    $ 38,140      $   (114)       $(38,684)
   Conversion of Series B
   preferred stock ............      (1,112)        (11)     11,125          11
   Common stock issued in asset
   acquisition ................                               6,896           7         337
   Options and warrants
   exercised ..................                               6,703           6         799
   Series C preferred stock
   financing ..................         663           7                                 685
   Stock-based compensation ...                                                         287
   Amortization of employee ...
   stock-based compensation ...                                                                        97
   Net loss for the year ......                                                                                    (1,577)
                                   --------    --------    --------    --------    --------      --------        --------

Balance December 31, 2003 .....         663           7      41,483          41      40,248           (17)        (40,261)
   Conversion of Series C
   preferred stock ............        (663)         (7)      6,634           7
   Options and warrants
   exercised ..................                              11,845          12       2,818
   Stock-based compensation ...                                                         452
   Amortization of employee
   stock-based compensation ...                                                                        17
   Net loss for the year ......                                                                                    (1,841)
                                   --------    --------    --------    --------    --------      --------        --------
Balance December 31, 2004 .....                              59,962    $     60    $ 43,518                      $(42,102)
                                   ========    ========    ========    ========    ========      ========        ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                           2003         2004
                                                                          -------     -------
Cash flows from operating activities:
    Net loss .........................................................    $(1,577)    $(1,841)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation .................................................                     15
        Deferred royalty income ......................................        (30)        (23)
        Stock-based compensation .....................................        534         219
        Amortization of acquired technology ..........................         51          68
        Gain on deferred royalty income ..............................                   (174)
        Gain on settlement of debt ...................................        (15)
        Reversal of liabilities ......................................       (236)        (61)
        Changes in operating assets and liabilities:
            (Increase) in prepaid expenses ...........................        (20)         (3)
           Increase in accounts payable ..............................         25           7
           Increase/(Decrease) in accrued expenses ...................        (42)        289
                                                                          -------     -------
                Net cash used in operating activities ................     (1,310)     (1,504)
                                                                          -------     -------
Cash flows from investing activities:
    Purchase of equipment ............................................         (4)       (145)
                                                                          -------     -------
        Net cash used in investing activities ........................         (4)       (145)
                                                                          -------     -------
Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock ............        692
    Proceeds from exercise of stock options and warrants .............        805       2,830
                                                                          -------     -------
       Net cash provided by financing activities .....................      1,497       2,830
                                                                          -------     -------

Net  increase in cash ................................................        183       1,181
Cash and cash equivalents at beginning of year .......................        497         680
                                                                          -------     -------
Cash and cash equivalents at end of year .............................    $   680     $ 1,861
                                                                          =======     =======
Supplementary cash flow information:
    Interest paid ....................................................    $     6     $     6
Non-cash investing and financing activities:
    Common stock and options issued with the acquisition of technology        344
    Conversion of Series B preferred stock into common  stock ........         11
    Conversion of Series C preferred stock into common stock .........                      7


                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

      Life Medical Sciences, Inc. (the "Company"), incorporated in the state of Delaware, is a biomaterials company engaged in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2004, the Company received proceeds of $2,830,000 from the exercise of warrants and options to purchase 11,845,000 shares of the Company's common stock. In December 2004, the Company received $295,000 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

      The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has experienced recurring net losses, has used its cash in operations and has minimal working capital and stockholders' equity at December 31, 2004. As a result, the Company has limited resources available for its continuing operations. As a result, substantial doubt exists about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to achieve profitability, which in turn is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. The Company intends to pursue additional equity financings including the exercise of outstanding warrants as well as continued participation in the New Jersey Tax Benefit Transfer Program. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or sustain a profitable level of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

[1] Revenue Recognition:

      Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof through June 2004. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance. As provided in the original agreement, the royalty period on sales of the Sure-Closure System expired in June 2004. (see Note J).

[2] Cash and cash equivalents:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

[3] Depreciation and Amortization:

      Machinery and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 3-5 years. Acquired technology is amortized on a straight line basis over the shorter of is estimated economic life (5 years) or its legal life.

[4] Research and development:

      Substantially all research and development activities are outsourced (see Note H). Research and development costs representing principally clinical trials are charged to expense as incurred.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[5] Patent costs:

      Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

[6] Use of estimates:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates such as expected cash flows used to determine recoverability of intangible assets.

[7] Stock-based compensation:

      The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 148.

      The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):


                                                                       Year Ended December 31,
                                                                       -----------------------

                                                                           2003        2004
                                                                        -------     -------
        Reported net loss attributable to common stockholders           $(1,901)    $(1,915)
        Stock-based employee compensation expense

            included in reported net loss                                   107          79
        Stock-based employee compensation determined under
            the fair value based method                                    (161)       (557)
                                                                        -------     -------

        Pro forma net loss attributable to common stockholders          $(1,955)    $(2,393)
                                                                        =======     =======

        Loss per common share attributable to common stockholders
           (basic and diluted):
                As reported                                             $ (0.06)    $ (0.03)
                                                                        =======     =======
                Pro forma                                               $ (0.06)    $ (0.04)
                                                                        =======     =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Year Ended December 31,
                                                         -----------------------
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

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[8] Earnings (loss) per share: (continued)

      Basic earnings (loss) per share is computed by dividing the income or loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share for the years ended December 2003 and 2004 excludes the effect from the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

      Securities and the related potential number of common shares not included in the diluted computation, are as follows:

                                                           December 31,
                                                   ------------------------
                                                       2003          2004
                                                   ----------    ----------

                   Convertible promissory notes       110,000       110,000
                   Convertible preferred stock      6,634,000
                   Options                          9,574,000    11,179,000
                   Warrants                        19,270,000     7,228,000
                                                   ----------    ----------
                                                   35,588,000    18,517,000
                                                   ==========    ==========

[9] Impairment of Intangible Assets

      This intangible asset is reviewed for impairment annually and whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable over the remaining useful life. In connection with the acquired technology as described in Notes C and E [1], the Company has considered whether impairment in its carrying value exists. Based on the best information available to the management, the carrying value of the asset is recoverable.

[10] Recently issued accounting pronouncements:

      In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95" ("FAS 123R"). FAS 123R is effective for public entities that file as small business issuers as of the first interim or annual reporting period that begins after December 31, 2005. Therefore, we will adopt it during fiscal 2006. FAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations.

(NOTE C) - Acquired Technology:

      In March 2003, the Company purchased assets which comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company ascribed $344,000 of value to this technology. For the years ended December 31, 2003 and 2004, the Company recorded amortization of $51,000 and $68,000, respectively.

(NOTE D) - Machinery and Equipment:

      Machinery and equipment consists of the following at December 31:

                                                                    Estimated
                                                        2004        useful life
                                                    ----------      ------------

                   Machinery and equipment          $   145,000     5 years
                   Office equipment                       4,000     3 years
                                                    ----------

                                                       149,000
                   Less accumulated depreciation        15,000
                                                    ----------
                                                    $  134,000
                                                    ==========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Convertible Promissory Notes:

      In February 2002, the Company issued a $70,000 5 year, 5% convertible promissory note to PTG (see Note I [3]), which is convertible into common shares at a conversion price of $1.00 per share. In August 2002, the Company issued a $40,000 5 year, 6.5% convertible promissory note to Dimotech, Ltd. (See Note H [2]) which is convertible into common shares at a conversion price of $1.00 per share.

(NOTE F) - Stockholders' Equity:

[1] Common stock:

      In March 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,896,000 shares of restricted common stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. Management believes that its development efforts have met the requirements of the agreement. In connection with this transaction, $344,000 was recorded as acquired technology which is being amortized over the estimated life of 5 years. (Note C) In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company. Certain stockholders of Phairson have participated in previous financings of the Company and Richard Franklin, the Company's Chairman, is a stockholder in and has served as CEO of Phairson.

      In March 2003, the Company issued 11,125,000 shares of common stock pursuant to the automatic conversion of 1,112,000 shares of Series B convertible preferred stock which were issued in March 2002. Also, during June 2003, 6,634,000 shares were issued as a result of the exercise of warrants issued during the Series C private placement. During 2003, 69,000 shares of common stock were issued as a result of the exercise of stock options by a former Director.

      In March 2004, the Company issued 6,634,000 shares of common stock pursuant to the automatic conversion of 663,000 shares of Series C convertible preferred stock that were issued in March 2003. In March 2004, 11,833,000 shares were issued as a result of the exercise of warrants issued during the Series B private placement. In June 2004, 12,000 shares were issued as a result of the exercise of stock options by a former Director.

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

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders' Equity: (continued)

[2] Preferred stock: (continued)

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

      On April 1, 2003, the Company completed a $725,000 private placement ("Series C Financing") with a consortium of European investors. The Series C Financing involved the issuance of 604,000 Units at $1.20 per Unit plus 59,400 broker Units. Each Unit consists of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into ten shares of Common Stock; one warrant entitling the holder to purchase, until June 30, 2003, up to ten shares of Common Stock at $0.12 per share; and one two-year warrant entitling the holder to purchase up to ten shares of Common Stock at $0.12 per share. The Series C Preferred Stock automatically converted into common shares on the first anniversary of the initial closing. The broker also received 59,400 four-year warrants each entitling the holder to purchase up to 10 shares of Common Stock at $0.12 per share.

      The Company allocated the proceeds between the Series C Preferred Stock ($293,000) and the detachable warrants based on the relative fair values using the following assumptions: dividend yield of 0%; expected volatility of 99 - 104%; risk free interest rate of 5%; and expected life of 2.5 years. The Company is reflecting a deemed dividend for the beneficial conversion feature of the Series C Preferred Stock, which was limited to the proceeds allocated to the Series C Preferred Stock, over the one-year period through automatic conversion. Accordingly, $219,000 and $74,000 was charged to the net loss attributable to common stockholders for the year ended December 31, 2003 and 2004, respectively.

[3] Warrants:

      As of December 31, 2004, there were warrants outstanding to purchase up to 7,228,000 shares of the Company's common stock at $0.12 per share of which warrants for 6,634,000 shares and 594,000 shares expire on March 26, 2005 and March 26, 2007, respectively.

[4] Options:

      The Company may issue options to purchase up to an aggregate of 1,000,000 shares of common stock pursuant to its 2000 Non-Qualified Stock Option Plan (the "2000 Plan") and 10,000,000 shares of common stock pursuant to its 2001 Non-Qualified Stock Option Plan (the "2001 Plan"). Only non-qualified stock options to purchase shares may be granted under the 2000 Plan and the 2001 Plan to employees and directors of the Company or agents, medical and scientific advisors, or consultants to the Company. In the case of the 2000 Plan and the 2001 Plan, the exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

      At December 31, 2004, options to purchase 677,000 shares of common stock were outstanding pursuant to the 2000 Plan and options to purchase 8,292,000 shares of common stock were outstanding pursuant to the 2001 Plan. In addition, options to purchase 2,210,000 shares of common stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting.

      At December 31, 2004, there were 1,876,000 options available for grant under these plans. Operating expenses include the following charges relating to stock options:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      2003              2004
                                                    --------          --------

                     Employees/Director             $107,000           $79,000
                     Consulting fees                 427,000           140,000
                                                    --------          --------
                                                    $534,000          $219,000
                                                    ========          ========

                 See accompanying notes to financial statements.

                           LIFE MEDICAL SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders' Equity: (continued)

[4] Options: (continued)

      On April 23, 2004, the compensation committee modified certain options previously granted to a former director. The Company extended the expiration date of 125,000 options granted under the 2001 Plan from one year after date of separation to October 12, 2007. The Company extended the expiration date of 100,000 options granted outside of the plan from 90 days after date of separation to October 12, 2007. In connection with these modifications, the Company recorded a fair value charge of $62,000. In addition, the Company granted 50,000 options with an exercise price equal to the market price on the date of the grant to the former director which vested immediately and expire on April 23, 2011.

      A summary of the status of the Company's stock options as of December 31, 2003 and 2004, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                                       2003                        2004
                                               ------------------           -----------------
                                                           Weighted-                    Weighted-
                                                            Average                      Average
                                             Shares      Exercise Price   Shares      Exercise Price
                                             ------      --------------   ------      --------------
     Outstanding at beginning of year         9,360           $0.76        9,574          $0.50
     Granted                                    350            0.28        2,035           0.50
     Exercised                                  (69)           0.15          (12)          0.20
     Forfeited/Expired                          (67)           3.10         (418)          2.22
     Outstanding at end of year               9,574            0.50       11,179           0.43
     Options exercisable at year-end          7,581            0.58       10,119           0.40

     Weighted-average grant date fair
     value of options granted during the
     year                                                      0.26                        0.31

      Included in the preceding table are 350,000 and 485,000 options granted to non-employees and non-employee directors in 2003 and 2004, respectively. The weighted-average grant date fair value of such options was $0.26 and $0.43, respectively.

      Options to purchase 5,200,000 shares of common stock, including 2,200,000 to officers and 3,000,000 to a director, pursuant to the 2001 Plan were granted at the closing of the Series B Offering in March 2002. The options vest in one third increments as of the grant date and the first and second anniversaries thereof and will expire no later than seven years from the vesting dates. The exercise price for the options is $0.12 per share. At the closing of the Series B Offering, the market price of the Company's common stock was $0.38. The Company recorded $534,000 and $157,000 of compensation expense attributable to these options in 2003 and 2004, respectively.

      The following table summarizes information about fixed stock options outstanding at December 31, 2004 (in thousands, except per share data):

                                    Options Outstanding                             Options Exercisable
                  ---------------------------------------------------------       ---------------------
                                     Weighted-Average
     Range              Number          Remaining          Weighted-Average      Number     Weighed Average
Exercise Prices      Outstanding     Contractual Life      Exercise Price     Exercisable   Exercise Price
---------------      -----------     ----------------      --------------     -----------   --------------

     $0.02 - 0.82        9,664         6 years                $0.23             8,714         $0.19
      1.00 - 2.00        1,402         2 years                 1.52             1,292          1.48
      4.00 - 4.75          108         2 years                 4.01               108          4.01
      7.00 - 7.88            5          1 year                 7.57                 5          7.57
                       -------          ------               ------            ------        ------
                        11,179         4 years                $0.43            10,119         $0.40

                 See accompanying notes to financial statements.

(NOTE G) - Income Taxes:

      At December 31, 2004, the Company has approximately $38,914,000 of net operating loss carryforwards to offset future federal taxable income and approximately $773,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The ability of the Company to utilize its net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code.

      The net operating loss and research and development credit carryforwards expire as follows:

                                                               Research
                                                             and Development
                       Year       Net Operating Loss           Tax Credit
                       ----       ------------------           ----------

                       2005          $     50,000
                       2006               803,000
                       2007             1,519,000               $   69,000
                       2008             4,044,000                    31,000
                   2009 - 2024         32,498,000                   673,000
                                    -------------              ------------
                                     $ 38,914,000               $  773,000
                                    =============              ============

      The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $2,459,000 and $3,677,000 in eligible loss carryforwards, covering the tax year 1998, were sold to PSE&G in exchange for cash payments of approximately $193,000 and $295,000 in 2003 and 2004, respectively. The Company anticipates similar transactions during 2005 and beyond, contingent upon approvals from the State Department of Taxation. At December 31, 2004, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $10,738,000 which expire through 2010.

      The deferred federal tax asset, which amounted to $15,340,000 at December 31, 2004 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $527,000 in 2003 and decreased by $48,000 in 2004.

      The income tax benefit of $193,000 and $295,000 for the years ended December 31, 2003 and 2004 reflect the Company's participation in the Tax Benefit Transfer Program described above.

      The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2003          2004
                                                       ---------     ---------

Income tax benefit at the federal statutory rate       $(602,000)    $(726,000)
State and local income taxes, net of effect on
federal taxes                                           (106,000)     (128,000)
Increase in valuation allowance                          527,000       817,000
Sale of state net operating loss carryforwards          (193,000)     (295,000)
Reduction in deferred tax asset from transfer of
state net operating loss carryforwards                   221,000       331,000
Other                                                    (40,000)     (294,000)
                                                       ---------     ---------

                                                       $(193,000)    $(295,000)
                                                       =========     =========

                 See accompanying notes to financial statements.

The deferred tax asset at December 31 is as follows:

                                                    2003              2004
                                                ------------     ------------

Net operating loss carryforward                 $ 13,376,000     $ 13,231,000
Research and development credit carryforward         672,000          733,000
Other                                                500,000          536,000
                                                ------------     ------------
                                                  14,548,000       14,500,000
Valuation allowance                              (14,548,000)     (14,500,000)
                                                ------------     ------------
                                                $          0     $          0
                                                ============     ============


(NOTE H) - Research and License Agreements:

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

[2] Dimotech agreement:

      During July 1995, the Company entered into an agreement with Dimotech Ltd., pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology. In 2000, this agreement was terminated and all rights therein reverted back to Dimotech. In 2001, the Company reached a settlement with Dimotech with respect to past due royalties and accrued interest aggregating $125,000. Pursuant to the settlement, the Company paid $52,000, issued a $40,000 note payable (convertible into common stock at $1.00 per share) and recorded $25,000 as accrued expenses, which was converted into 21,000 Series B Units upon the closing of the Series B Offering in 2002. (Note E) Dimotech forgave $8,000 in connection with the settlement.

(NOTE I) - Commitments and Other Matters:

[1] Lease:

      The Company's limited activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis.

                 See accompanying notes to financial statements.

[2] Employment agreement:

      At December 31, 2004, the Company has employment agreements with two executives which expire in March 2006 and May 2006. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $347,000 at December 31, 2004.

[3] Supplier concentration:

      Polymer Technology Group, Inc. ("PTG") has been the Company's primary supplier and is in a position to produce its proposed products for testing and commercial purposes. However, the Company is developing alternate sources of supply for its current product. For the year ended December 31, 2004 and 2003, the Company paid $131,783 and $103,524, respectively, to PTG in connection with such services.

[4] Reversal of liabilities:

      During 2003, the Company reversed liabilities of $194,000 relating to customer credits and a $42,000 customer advance. The underlying transactions occurred during or before 1999, and there has been no communication with the parties regarding these transactions since that time. Accordingly, the Company believes that any claim for these amounts at this time would be barred by applicable statutes of limitations, as well as other grounds. Should the Company be required to honor these claims in the future, it would result in a charge to income and adversely affect liquidity.

      During 2004, the Company reversed liabilities of $61,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before 1998, and there has been little or no communication with the parties regarding these transactions since that time. Accordingly, the Company believes that any claim for these amounts at this time would be barred by applicable statutes of limitations. Should the Company be required to honor these claims in the future, it would result in a charge to income and adversely affect liquidity.

(NOTE J) - Sure-Closure System Sale:

      In July 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31, 2003 has been reduced by $447,000 of royalties earned. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. In connection with one such agreement, the Company may be liable for a two percent royalty on sales of the Sure-Closure System in the event that MedChem does not pay these royalties. Upon expiration of the royalty period on June 30, 2004, pursuant to the agreement, the $174,000 remaining balance of the deferred royalty income was written off. (See NOTE B [1])

(NOTE K) - Related Party:

      In 2003 and 2004, the Company paid $120,000 and $75,000, respectively, in business management consulting fees to Richard L. Franklin, MD, the Chairman of the Board of Directors.

      See NOTE F [1] with respect to Company's transaction with Phairson Ltd.

                 See accompanying notes to financial statements.

(NOTE L) - Gain on Settlement of Debt:

      For the year ended December 31, 2003, a gain on settlement of debt of $15,000 is attributable to the cumulative forgiveness of portions of certain outstanding trade obligations settled during the year.

                 See accompanying notes to financial statements.