Form 10KSB/A
period 2004-12-31
LIFE MEDICAL SCIENCES INC
filed 2005-04-21
CIK 889428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for the fiscal year ended December 31, 2004 was $23,000.

         The aggregate market value of the common equity held by non-affiliates of the registrant as of February 25, 2005 was approximately $13.9 million.

         As of February 20, 2005, 59,962,447 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format:  YES [ ]  NO [X]

================================================================================

                                INTRODUCTORY NOTE

         Certain statements in this Report on Form 10-KSB/A (the "Report") under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                EXPLANATORY NOTE

         Life Medical Sciences, Inc. is filing this amendment to its Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005 (the "Original Filing"), to:

      o     amend and restate Item 8A. Controls and Procedures;

      o revise references to information incorporated by reference from the Company's definitive proxy statement in Part III to reflect that the definitive proxy statement has been filed, as well as correct the captions to Items 13 and 14;

      o include as exhibits a revised Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as well as a re-executed version of the Certification pursuant to Section 906 of that Act, each dated as of the date of filing this amendment; and

      o     include  an  updated  Consent  of  Independent   Registered   Public
            Accounting Firm.

         Except for the amendments described above, this Form 10-KSB/A does not modify or update in any material respect other disclosures in, or exhibits to, the Original Filing.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

      The Company's management, including the chief executive officer and chief financial officer, who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

      The information called for by this item is incorporated by reference herein to the definitive Proxy Statement filed by the Company pursuant to Regulation 14A after the close of the 2004 fiscal year. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 10.  Executive Compensation.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement filed by the Company pursuant to Regulation 14A after the close of the 2004 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement filed by the Company pursuant to Regulation 14A after the close of the 2004 fiscal year.

Item 12.  Certain Relationships and Related Transactions.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement filed by the Company pursuant to Regulation 14A after the close of the 2004 fiscal year.

Item 13.  Exhibits.

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

10.44 Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders. (13)

10.45 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Robert P. Hickey. *

10.46 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Eli Pines PhD. *

23.1      Consent of  Eisner LLP. **

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

------------
*     Previously filed.
**    Filed herewith.

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

Item 14.  Principal Accountant Fees and Services.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement filed by the Company pursuant to Regulation 14A after the close of the 2004 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Dated:  April 21, 2005

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