Form 10QSB
period 2005-03-31
LIFE MEDICAL SCIENCES INC
filed 2005-04-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

 Common Stock, $.001 Par Value - 66,596,447 shares outstanding at April 26, 2005

      Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                           LIFE MEDICAL SCIENCES, INC.



                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month
         periods ended March 31, 2004 and 2005                                3

         Condensed Balance Sheets as of December 31, 2004 and
         March 31, 2005 (unaudited)                                           4

         Condensed Statements of Cash Flows (unaudited) for the
         three-month periods ended March 31, 2004 and 2005                    5

         Notes to Condensed Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Controls and Procedures                                             10


Part II - OTHER INFORMATION

Item 6.  Exhibits                                                            10

         Signature                                                           11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           (In thousands, except per share data)

                                                           Three months ended
                                                                 March 31,
                                                         -----------------------
                                                           2004          2005
                                                         --------      --------
Revenue
   Royalties                                             $      8      $
                                                         --------      --------
      Revenue                                                   8

Operating expenses:
   Research and development                                   338           257
   General and administrative                                 424           262
                                                         --------      --------
      Operating expenses                                      762           519
                                                         --------      --------

Loss from operations                                         (754)         (519)

Other income/(expense):
   Interest income                                              1             7
   Interest expense                                            (2)           (2)
                                                         --------      --------
      Other income/(expense)                                   (1)            5
                                                         --------      --------

Net loss                                                     (755)         (514)
Beneficial conversion on convertible preferred stock          (74)
                                                         --------      --------

Net loss attributable to common stockholders             $   (829)     $   (514)
                                                         ========      ========


Net loss per common share-basic and diluted              $  (0.02)     $  (0.01)
                                                         ========      ========

Weighted average shares outstanding                        43,221        60,331

                           LIFE MEDICAL SCIENCES, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              December 31,  March 31,
                                                                              --------      --------
                                                                                 2004         2005
                                                                              --------      --------
    ASSETS                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                  $  1,861      $  2,127
   Prepaid expenses and advances                                                    40
                                                                              --------      --------
         Total current assets                                                    1,901         2,127

Acquired technology, less accumulated amortization                                 225           208
Furniture and equipment, less accumulated depreciation                             134           127
                                                                              --------      --------
         TOTAL                                                                $  2,260      $  2,462
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $    310      $    297
   Accrued expenses                                                                364           297
                                                                              --------      --------
         Total current liabilities                                                 674           594

Notes payable-long term                                                            110           110
                                                                              --------      --------
         Total liabilities                                                         784           704
                                                                              --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
   Common stock, $.001 par value; shares authorized - 100,000
      issued and outstanding - 59,962 and 66,596                                    60            66
   Additional paid-in capital                                                   43,518        44,308
   Accumulated deficit                                                         (42,102)      (42,616)
                                                                              --------      --------
         Total stockholders' equity                                              1,476         1,758
                                                                              --------      --------
         TOTAL                                                                $  2,260      $  2,462
                                                                              ========      ========

                           LIFE MEDICAL SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Three Months ended
                                                                    March 31,
                                                               --------------------
                                                                 2004         2005
                                                               -------      -------
Cash flows from operating activities:
    Net loss                                                   $  (755)     $  (514)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                  1            7
       Amortization of acquired technology                          17           17
       Stock based compensation                                    157
       Deferred royalty income                                      (8)
       Changes in operating assets and liabilities:
          Decrease/(increase) in prepaid expenses                 (164)          40
          Increase/(decrease) in accounts payable                  (38)         (13)
          Increase/(decrease) in accrued expenses                  126          (67)
                                                               -------      -------
            Net cash (used in) operating activities               (664)        (530)
                                                               -------      -------

Cash flows from financing activities:
    Proceeds from the exercise of warrants                       2,841          796
                                                               -------      -------
            Net cash provided from financing activities          2,841          796
                                                               -------      -------

Net Increase/(decrease) in cash and cash equivalents             2,177          266
Cash and cash equivalents at beginning of period                   680        1,861
                                                               -------      -------
Cash and cash equivalents at end of period                     $ 2,857      $ 2,127
                                                               =======      =======

Non-cash investing and financing activities:
    Conversion of Series C preferred stock to common stock     $     7

                           LIFE MEDICAL SCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)       Basis of Presentation

                  The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

                  The following table presents the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                                  Three months ended
                                                                                       March 31,
                                                                                    2004      2005
                                                                                    ----      ----

         Reported net loss attributable to common stockholders                    $(829)     $(514)
         Stock-based employee compensation expense
            included in reported net loss                                            17
         Stock-based employee compensation determined under
            the fair value based method                                             (25)       (41)
                                                                                  ------     ------

         Pro forma net loss attributable to common stockholders                   $(837)     $(555)
                                                                                  ======     ======

         Loss per common share attributable to common stockholders (basic and diluted):
                As reported                                                       $(0.02)    $(0.01)
                                                                                  ======     ======
                Pro forma                                                         $(0.02)    $(0.01)
                                                                                  ======     ======

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                         Quarter Ended March 31,
                                                                    2004
                                                                    ----
                           Dividend yield                             0%
                           Expected volatility                      103%
                           Risk free interest rate                  2.2%
                           Expected life                            2.5 years

                  The Company did not grant any options in the quarter ended March 31, 2005.

C)       Acquired Technology

                  In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder's fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the periods ended March 31, 2004 and 2005, the Company recorded amortization of $17,000 and $17,000, respectively.

                  The fair value of the options to purchase 100,000 shares of common stock issued as a finder's fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

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

E)       Exercise of Warrants

                  In March 2005, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. The warrants were issued in the Series C Convertible Preferred Stock private placement in March 2003. In March 2004, the Company received proceeds of $2,841,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. The warrants were issued in the Series B Convertible Preferred Stock private placement in March 2002.

F)       Revenue Recognition Policy:

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

      In December 2004, the Company received $295,000 from the sale of certain New Jersey state tax losses. In March 2005, the Company realized $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. These funds are being used to fund the REPEL-CV clinical trial as well as other product development costs and operating expenses.

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the Company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      Revenue for the three month period ended March 31, 2004 of $8,000 was attributable to royalty income from product sales of the Sure-Closure System(TM). Pursuant to the underlying agreement, the Company's right to receive royalties on Sure-Closure System product sales ceased with respect to all sales occurring after June 30, 2004. As such, the Company will not earn royalty income in future periods for sales after that date. The remaining balance of deferred royalty income was written off in September 2004 resulting in a gain from deferred royalty income of $174,000 in that quarter.

      The Company incurred research and development expenses of $257,000 for the three month period ended March 31, 2005 compared to $338,000 for the comparable prior year period. The decrease in expenditures compared to the prior year is primarily attributable to lower manufacturing and clinical development expenditures incurred during 2005 associated with the REPEL-CV pivotal clinical trial.

      General and administrative expenses totaled $262,000 for the three months ended March 31, 2005, compared to $424,000 for the comparable prior year period. The decrease in expenditures compared to the prior year is primarily attributable to stock-based compensation expense of $157,000 recorded in the prior year.

      Interest income was $7,000 for the three months ended March 31, 2005 compared to $1,000 for the comparable prior year period. The increase compared to the prior year is primarily attributable to higher average cash balances and higher investment yields.

      Interest expense of $2,000 for the three months ended March 31, 2005 was equal to the amount recorded in the comparable prior year period.

      The Company's net loss was $514,000 for the three months ended March 31, 2005. A net loss of $755,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the three months ended March 31, 2004, resulting in a net loss to common shareholders of $829,000. With the conversion of the Series C Convertible Preferred Stock into common stock in March 2004, there is no further recognition of a deemed non-cash dividend.

Liquidity and Capital Resources

      The cash balances were $2,127,000 and $1,861,000 at March 31, 2005 and December 31, 2004, respectively. In March 2005, the Company received $796,000, net of expenses, through the exercise of warrants to purchase the Company's Common Stock. At March 31, 2005, the Company had working capital of $1,533,000.

      Net cash used in operating activities was $530,000 for the three months ended March 31, 2005 as compared to $664,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $514,000 and decreases in accrued expenses of $67,000 and accounts payable of $13,000 partially offset by an decrease in prepaid expenses of $40,000. Net cash used in operating activities for the prior year period was primarily due to a net loss of $755,000 reduced by the non-cash effect of $157,000 in stock-based compensation expense and an increase in accrued expenses of $126,000 partially offset by an increase in prepaid expenses of $164,000 as well as a decrease in accounts payable of $38,000.

      Net cash provided from financing activities for the three months ended March 31, 2005 was $796,000 as compared to $2,841,000 for the prior year period. The current and prior year period amounts were primarily attributable to the exercise of outstanding warrants.

      The Company's notes payable balance of $110,000 as of March 31, 2005 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

      The cash balance as of March 31, 2005 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2005. The Company anticipates seeking additional financing in 2005 and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company has received a report from the independent auditors containing an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern.

      At March 31, 2005, the Company had employment agreements with two executives that expire in March 2006 and May 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $353,000 at March 31, 2005.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Life Medical Sciences, Inc.
                                                    (Registrant)
                                                    Date: April  26, 2005


                                                    /s/ Robert P. Hickey
                                                    --------------------
                                                    Robert P. Hickey
                                                    President, CEO and CFO



                                  EXHIBIT INDEX

ITEM                                                                                PAGE
----                                                                                ----
31.1  Certification of Principal Executive Officer and Principal Financial
      Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.                                12

32.1  Certification of Principal Executive Officer and Principal Financial
      Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of
      the Sarbanes-Oxley Act of 2002.                                               13