Form 10QSB
period 2005-06-30
SyntheMed, Inc.
filed 2005-08-03
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

                         Commission file number: 0-20580

                                 SYNTHEMED, INC.
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

                           LIFE MEDICAL SCIENCES, INC.
   (Former name, former address and former fiscal year, if changed since last report)

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

 Common Stock, $.001 Par Value - 66,596,447 shares outstanding at July 26, 2005

         Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                                 SYNTHEMED, INC.

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Statements of Operations (unaudited) for the three-month    3
        and six month periods ended June 30, 2004 and 2005

        Condensed Balance Sheets as of December 31, 2004 and                  4
        June 30, 2005 (unaudited)

        Condensed Statements of Cash Flows (unaudited) for the                5
        six-month periods ended June 30, 2004 and 2005

        Notes to Condensed Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis or Plan of Operation             8

Item 3. Controls and Procedures                                              10

Part II - OTHER INFORMATION

Item 6. Exhibits                                                             11

        Signature                                                            12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 SYNTHEMED, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              (In thousands, except per share       (In thousands, except per share
                                                                           data)                                 data)
                                                              -------------------------------       -------------------------------
                                                                    Three Months Ended                     Six Months Ended
                                                              -------------------------------       -------------------------------
                                                                          June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                  2004               2005               2004               2005
                                                              ------------       ------------       ------------       ------------
Revenue
   Royalties                                                  $          9                          $         17                 --
                                                              ------------       ------------       ------------       ------------
      Revenue                                                            9                                    17

Operating expenses:
   Research and development                                            353       $        364                719       $        694
   General and administrative                                          245                277                641                466
                                                              ------------       ------------       ------------       ------------
      Operating expenses                                               598                641              1,360              1,160
                                                              ------------       ------------       ------------       ------------

(Loss) from operations                                                (589)              (641)            (1,343)            (1,160)

Other income/(expense):
   Interest income                                                       4                  9                  5                 16
   Interest expense                                                     (1)                (1)                (3)                (3)
                                                              ------------       ------------       ------------       ------------
      Other income/(expense)                                             3                  8                  2                 13

Net (loss)                                                            (586)              (633)            (1,341)            (1,147)
Beneficial conversion on convertible preferred stock                                                         (74)
                                                              ------------       ------------       ------------       ------------

Net (loss) to common stockholders                             $       (586)      $       (633)      $     (1,415)      $     (1,147)
                                                              ============       ============       ============       ============

Net (loss) per common share-basic and diluted                 $      (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                              ============       ============       ============       ============

Weighted average shares outstanding                                 59,956             66,596             51,388             63,498

                                 SYNTHEMED, INC.

                                 BALANCE SHEETS

                                                                      (In thousands, except per share
                                                                                   data)
                                                                      December 31,         June 30,
                                                                      -------------------------------
                                                                          2004               2005
                                                                      ------------       ------------
                                                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $      1,861       $      1,550
   Prepaid expenses and advances                                                40
                                                                      ------------       ------------
         Total current assets                                                1,901              1,550

Acquired technology, less accumulated amortization                             225                191
Furniture and equipment, less accumulated depreciation                         134                119
                                                                      ------------       ------------
         TOTAL                                                        $      2,260       $      1,860
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $        310       $        295
   Accrued expenses                                                            364                320
                                                                      ------------       ------------
         Total current liabilities                                             674                615

Convertible notes payable-long term                                            110                110
                                                                      ------------       ------------
         Total liabilities                                                     784                725
                                                                      ------------       ------------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized-5,000;
      issued and outstanding - none
   Common stock, $.001 par value; shares authorized-100,000
      issued and outstanding - 59,962 and 66,596                                60                 66
   Additional paid-in capital                                               43,518             44,318
   Accumulated deficit                                                     (42,102)           (43,249)
                                                                      ------------       ------------
         Total stockholders' equity                                          1,476              1,135
                                                                      ------------       ------------
         TOTAL                                                        $      2,260       $      1,860
                                                                      ============       ============

                                 SYNTHEMED, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      (In thousands, except for per
                                                                                share data)

                                                                             Six months ended
                                                                      ------------------------------
                                                                                 June 30,
                                                                      ------------------------------
                                                                          2004              2005
                                                                      ------------      ------------
Cash flows from operating activities:
    Net loss                                                          $     (1,341)     $     (1,147)
    Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Depreciation                                                              2                15
       Amortization of acquired technology                                      34                34
       Stock based compensation                                                157                10
       Deferred royalty income                                                 (17)
       Changes in operating assets and liabilities:
         Decrease/(increase) in prepaid expenses                              (111)               40
         (Decrease) in accounts payable                                        (24)              (15)
         Increase/(decrease) in accrued expenses                               223               (44)
                                                                      ------------      ------------
            Net cash (used in) operating activities                         (1,077)           (1,107)
                                                                      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock
    Proceeds from exercise of stock options and warrants                     2,833               796
                                                                      ------------      ------------
            Net cash provided by financing activities                        2,833               796
                                                                      ------------      ------------

Net Increase/(decrease) in cash and cash equivalents                         1,756              (311)
Cash and cash equivalents at beginning of period                               680             1,861
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $      2,436      $      1,550
                                                                      ============      ============

Non-cash investing and financing activities:
    Conversion of Series C preferred stock into common stock          $          7

                                 SYNTHEMED, INC.

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

            Certain items in the condensed financial statements for the three and six month periods ended June 30, 2005 have been reclassified for comparative purposes.

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

            The following table presents the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                                                   Six months ended
                                                                                        June 30,

                                                                                   2004          2005
                                                                                   ----          ----
      Reported net loss attributable to common stockholders                     $  (1,415)    $  (1,147)
      Stock-based employee compensation determined under
         the fair value based method                                                 (459)         (347)
                                                                                ---------     ---------

      Pro forma net loss attributable to common stockholders                    $  (1,874)    $  (1,494)
                                                                                =========     =========

      Loss per common share attributable to common stockholders (basic and diluted):
             As reported                                                        $   (0.03)    $   (0.02)
                                                                                =========     =========
             Pro forma                                                          $   (0.04)    $   (0.02)
                                                                                =========     =========

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          Quarter Ended June 30,
                                                          ----------------------
                                                            2004          2005
                                                            ----          ----
                  Dividend yield                                0%            0%
                  Expected volatility                         103%          100%
                  Risk free interest rate                     2.2%          3.8%
                  Expected life                           7 years       7 years

            During the quarter ended June 30, 2005, the Company granted 730,000 stock options to employees. These options have exercise prices equal to the market price at the date of issue. Of these options, 243,334 vest immediately and the balance vest at various times through 2007. During the quarter, the Company granted 605,000 stock options to current members of the Board of Directors. These options have exercise prices equal to the market price at the date of issue and they vested immediately. During the quarter, the Company granted 100,000 stock options to consultants to the Company. These options have exercise prices equal to the market price at the date of issue. Of these options, 33,334 vest immediately and the balance vest at various times through 2007. A charge of $10,000 was included in operating expenses for the quarter ended June 30, 2005 to reflect the fair value of the stock options granted to consultants which vested on the date of the grant.

C)    Acquired Technology

            In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of options to purchase 100,000 shares of Common Stock issued as a finder's fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the periods ended June 30, 2004 and 2005, the Company recorded amortization of $34,000 and $34,000, respectively.

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

E)    Exercise of Warrants

            In March 2005, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. The warrants were issued in the Series C Convertible Preferred Stock private placement in March 2003. In March 2004, the Company received net proceeds of $2,833,000 from the exercise of warrants to purchase 11,833,000 shares of the Company's common stock. The warrants were issued in the Series B Convertible Preferred Stock private placement in March 2002.

F)    Revenue Recognition Policy:

      Royalty income is based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof through June 2004. Royalties are calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognizes such income when the amounts earned become fixed and determinable. Royalties earned by the Company are applied to the outstanding deferred royalty income balance. Pursuant to the underlying agreement, the royalty period on sales of the Sure-Closure System expired in June 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Certain statements in this Report under Item 2, Management's Discussion and Analysis or Plan of Operation and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the Company's ability to achieve necessary regulatory approvals and the ability of the Company to raise required capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

      SyntheMed, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. In May 2005, the Company changed its name to SyntheMed, Inc. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM) Adhesion Barrier, for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial for REPEL-CV. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe.

      In May 2004, the Company announced the initiation of a product development program intended to provide cardiac surgeons with the first ever localized drug delivery product intended to prevent the onset of atrial fibrillation after open-heart surgery. The Company is also conducting preclinical studies on an anti-adhesion product for use in gynecologic surgery. This product development program is based on the Company's proprietary, bioresorbable reverse thermal gel ("RTG") technology.

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

Results of Operations

The Company earned no revenue in 2005 compared to revenue for the three month and six month periods ended June 30, 2004 of $9,000 and $17,000, respectively. Revenue for the 2004 periods was attributable to royalty income from product sales of the Sure-Closure System(TM). Pursuant to the underlying agreement, the Company's right to receive royalties on Sure-Closure System product sales ceased with respect to all sales occurring after June 30, 2004. As such, the Company has not earned royalty income on Sure-Closure System product sales since that date. The remaining balance of deferred royalty income was written off in September 2004 resulting in a gain from deferred royalty income of $174,000 in that quarter.

      The Company incurred research and development expenses of $364,000 and $694,000 for the three month and six month periods ended June 30, 2005 compared to $353,000 and $719,000 for the comparable prior year periods. The decrease in expenditures during the six month period compared to the prior year is primarily attributable to lower manufacturing and clinical development expenditures associated with the REPEL-CV pivotal clinical trial partially offset by higher product liability insurance expenditures and start-up costs for the REPEL-CV European clinical study.

      General and administrative expenses totaled $277,000 and $466,000 for the three months and six months ended June 30, 2005, respectively, compared to $245,000 and $641,000 for the comparable prior year periods. The increase in expenditures for the three month period compared to the prior year is primarily attributable to higher employee compensation expenses. The decrease in expenditures for the six month compared to the prior year is primarily attributable to stock-based compensation expense of $157,000 recorded in the prior year.

      Interest income was $9,000 and $16,000 for the three months and six months ended June 30, 2005, respectively, compared to $4,000 and $5,000 for the comparable prior year periods. The increases compared to the prior year are primarily attributable to higher investment yields.

      Interest expense of $1,000 and $3,000 for the three months and six months ended June 30, 2005, respectively, were equal to the amounts recorded in the comparable prior year periods.

      The Company's net loss was $633,000 and $1,147,000 for the three months and six months ended June 30, 2005, respectively, compared to $586,000 and $1,341,000 for the comparable prior year periods. The Company expects to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the six months ended June 30, 2004, resulting in a net loss to common shareholders of $1,415,000. With the conversion of the Series C Convertible Preferred Stock into common stock in March 2004, there is no further recognition of a deemed non-cash dividend.

Liquidity and Capital Resources

      The cash balances were $1,550,000 and $1,861,000 at June 30, 2005 and December 31, 2004, respectively. In March 2005, the Company received $796,000, net of expenses, through the exercise of warrants to purchase the Company's Common Stock. At June 30, 2005, the Company had working capital of $935,000.

      Net cash used in operating activities was $1,107,000 for the six months ended June 30, 2005 as compared to $1,077,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,147,000 and decreases in accrued expenses of $44,000 and accounts payable of $15,000 partially offset by an decrease in prepaid expenses of $40,000. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,341,000 reduced by the non-cash effect of $157,000 in stock-based compensation expense and an increase in accrued expenses of $223,000 partially offset by an increase in prepaid expenses of $111,000 as well as a decrease in accounts payable of $24,000.

      Net cash provided from financing activities for the six months ended June 30, 2005 was $796,000 as compared to $2,833,000 for the prior year period. The current and prior year period amounts were primarily attributable to the exercise of outstanding warrants.

      The Company's notes payable balance of $110,000 as of June 30, 2005 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

      The cash balance as of June 30, 2005 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2005. The Company anticipates seeking additional financing in 2005 and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company has received a report from the independent auditors containing an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern.

      At June 30, 2005, the Company had employment agreements with two executives that expire in March 2006 and May 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $372,000 at June 30, 2005.

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

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders on April 22, 2005, the following proposals were voted on and approved as follows:

      Proposal 1. Election of Directors

                                                     For              Withheld
                                                     ---              --------

      David G. P. Allan                           42,197,655           412,060
      Edward A. Celano                            42,231,655           378,060
      Barry R. Frankel                            42,231,655           378,060
      Richard L. Franklin, MD                     42,231,655           378,060
      Robert P. Hickey                            42,231,655           378,060
      Walter R. Maupay, Jr.                       42,231,655           378,060

      Proposal 2. To approve an amendment to the Company's Restated Certificate of Incorporation changing the Company's name to SyntheMed, Inc.

                                   For          Against       Abstain
                                   ---          -------       -------

                                41,816,810      202,975       589,930

      Proposal 3. To ratify the appointment of Eisner LLP as the Independent Registered Public Accounting Firm of the Company

                                   For          Against       Abstain
                                   ---          -------       -------

                                42,552,310       17,250        30,155

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

                                                SyntheMed, Inc.
                                                (Registrant)

                                                By: /s/ Robert P. Hickey
                                                    --------------------
                                                    Robert P. Hickey
                                                    President, CEO and CFO

                                                    Date: July  26, 2005


                                  EXHIBIT INDEX

ITEM                                                                        PAGE
----                                                                        ----

31.1 Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to Exchange Act Rule
13a-14(a), as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.                                                   13

32.1 Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to 18 U.S.C. 1350, as
adopted pursuant to Section 906 of the Sarbanes- Oxley Act
of 2002.                                                                      14