Form 10QSB
period 2005-09-30
SyntheMed, Inc.
filed 2005-10-31
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ________________


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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK,  $.001 PAR VALUE - 66,596,447  SHARES  OUTSTANDING  AT OCTOBER 31,
2005

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                                 SYNTHEMED, INC.

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month    3
         and nine-month periods ended September 30, 2004 and 2005

         Condensed Balance Sheets as of December 31, 2004 and                  4
         September 30, 2005 (unaudited)

         Condensed Statements of Cash Flows (unaudited) for the                5
         nine-month periods ended September 30, 2004 and 2005

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Controls and Procedures                                              10


PART II - OTHER INFORMATION

Item 6.  Exhibits                                                             11

         Signature                                                            11

                                                 PART I - FINANCIAL INFORMATION

                                                  ITEM 1. FINANCIAL STATEMENTS


                                                        SYNTHEMED, INC.

                                                    STATEMENTS OF OPERATIONS
                                                          (unaudited)

                                              (In thousands, except per share data)     (In thousands, except per share data)


                                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                               SEPTEMBER 30,
                                              -------------------------------------     ---------------------------------------
                                                     2004                2005                   2004                 2005
                                              ----------------   ------------------     -------------------  ------------------
    Revenue
       Royalties                                            6                                           23
                                              ----------------   ------------------     -------------------  ------------------
         Revenue                                            6                                           23

    Operating expenses:
       Research and development                           313                  467                   1,032               1,161
       General and administrative                         166                  217                     807                 683
                                              ----------------   ------------------     -------------------  ------------------
         Operating expenses                               479                  684                   1,839               1,844
                                              ----------------   ------------------     -------------------  ------------------

    (Loss) from operations                               (473)                (684)                 (1,816)             (1,844)

    Other income/(expense):
       Interest income                                      4                    8                       9                  24
       Interest expense                                    (2)                  (2)                     (5)                 (5)
       Gain on deferred royalty income                    174                                          174
                                              ----------------   ------------------     -------------------  ------------------
         Other income/(expense)                           176                    6                     178                  19

    Net (loss)                                           (297)                (678)                 (1,638)             (1,825)
    Beneficial conversion on
       convertible preferred stock                                                                     (74)
                                              ----------------   ------------------     -------------------  ------------------

    Net (loss) to common stockholders         $          (297)                (678)     $           (1,712)             (1,825)
                                              ================   ==================     ===================  ==================

    Net (loss) per common
        share-basic and diluted               $         (0.00)   $           (0.01)     $            (0.03)  $           (0.03)
                                              =====================================     ===================  ==================

    Weighted average shares outstanding                59,962               66,596                  54,400              64,538

                                              SYNTHEMED, INC.

                                               BALANCE SHEETS

                                                                    (In thousands, except per share data)

                                                                      DECEMBER 31,         SEPTEMBER 30,
                                                                  ------------------      -----------------
                                                                         2004                   2005
                                                                  ------------------      -----------------
ASSETS                                                                                      (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                       $           1,861       $            917
  Prepaid expenses and advances                                                  40                     28
                                                                  ------------------      -----------------
        Total current assets                                                  1,901                    945

Acquired technology, less accumulated amortization                              225                    174
Machinery and equipment, less accumulated depreciation                          134                    111
                                                                  ------------------      -----------------
        TOTAL                                                     $           2,260       $          1,230
                                                                  ==================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $             310       $            281
  Accrued expenses                                                              364                    382
                                                                  ------------------      -----------------
        Total current liabilities                                               674                    663

Deferred royalty income
Convertible notes payable-long term                                             110                    110
                                                                  ------------------      -----------------
        Total liabilities                                                       784                    773
                                                                  ------------------      -----------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
  Common stock, $.001 par value; shares authorized-100,000
     issued and outstanding - 59,962 and 66,596                                  60                     66
  Additional paid-in capital                                                 43,518                 44,318
  Accumulated deficit                                                       (42,102)               (43,927)
                                                                  ------------------      -----------------
        Total stockholders' equity                                            1,476                    457
                                                                  ------------------      -----------------
        TOTAL                                                     $           2,260                  1,230
                                                                  ==================      =================

                                              SYNTHEMED, INC.

                                         STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                  (In thousands, except for per share data)

                                                                              NINE MONTHS ENDED
                                                                  ----------------------------------------
                                                                                SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                          2004                 2005
                                                                  ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                      $          (1,638)    $          (1,825)
    Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
      Depreciation                                                                6                    23
      Amortization of acquired technology                                        51                    51
      Stock based compensation                                                  157                    10
      Deferred royalty income                                                   (23)
      Gain on deferred royalty income                                          (174)
      Changes in operating assets and liabilities:
         Decrease/(increase) in prepaid expenses                                (60)                   12
         (Decrease) in accounts payable                                         (58)                  (29)
         Increase in accrued expenses                                           298                    18
                                                                  ------------------    ------------------
           Net cash (used in) operating activities                           (1,441)               (1,740)
                                                                  ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of machinery and equipment                                         (92)
                                                                  ------------------    ------------------
           Net cash (used in) investing activities                              (92)
                                                                  ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                      2,833                   796
                                                                  ------------------    ------------------
           Net cash provided by financing activities                          2,833                   796
                                                                  ------------------    ------------------
Net Increase/(decrease) in cash and cash equivalents                          1,300                  (944)
Cash and cash equivalents at beginning of period                                680                 1,861
                                                                  ------------------    ------------------
Cash and cash equivalents at end of period                        $           1,980     $             917
                                                                  ==================    ==================

Non-cash investing and financing activities:
    Conversion of Series C preferred stock into common stock      $               7

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

            Certain items in the condensed financial statements for the three and nine months ended September 30, 2005 have been reclassified for comparative purposes.

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

            The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              2004       2005
                                                            -------    -------
Reported net loss attributable to common stockholders       $(1,712)   $(1,825)
Stock-based employee compensation determined under
   the fair value based method                                 (500)      (401)
                                                            -------    -------

Pro forma net loss attributable to common stockholders      $(2,212)   $(2,226)
                                                            =======    =======

Loss per common share attributable to common stockholders
   (basic and diluted):
       As reported                                          $ (0.03)   $ (0.03)
                                                            =======    =======
       Pro forma                                            $ (0.04)   $ (0.03)
                                                            =======    =======

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               Quarter Ended
                                                               September 30,
                                                            ------------------
                                                             2004       2005
                                                            -------    -------
Dividend yield                                                    0%         0%
Expected volatility                                             103%        99%
Risk free interest rate                                         2.2%       4.0%
Expected life                                             2.5 years   2.5 years

            During the nine months ended September 30, 2005, the Company granted 830,000 stock options to employees. These options have exercise prices at or above the market price as the date of issue. Of these options, 293,334 vest immediately and the balance vest at various times through 2007. The Company granted 605,000 stock options to current members of the Board of Directors. These options have exercise prices equal to the market price at the date of issue and they vested immediately. The Company granted 100,000 stock options to consultants to the Company. These options have exercise prices equal to the market price at the date of issue. Of these options, 33,334 vest immediately and the balance vest at various times through 2007. A charge of $10,000 was included in operating expenses for the nine months ended September 30, 2005, to reflect the fair value of the stock options granted to consultants which vested on the date of the grant.

C)    GAIN ON DEFERRED ROYALTY INCOME

            During the quarter ended September 30, 2004, the Company recorded a gain on deferred royalty income of $174,000. This gain was associated with the write off of the remaining balance of deferred royalty income associated with the Sure Closure System upon the September 30, 2004, expiration of the royalty period of the underlying agreement.

D)    ACQUIRED TECHNOLOGY

            In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of options to purchase 100,000 shares of Common Stock issued as a finder's fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the periods ended September 30, 2004 and 2005, the Company recorded amortization of $51,000 and $51,000, respectively.

            The fair value of the options to purchase 100,000 shares of common stock issued as a finder's fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

E)    NET LOSS PER COMMON SHARE

            Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants and the conversion of outstanding shares of preferred stock since their inclusion would, in the case of a net loss, reduce the loss per share.

F)    EXERCISE OF WARRANTS

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

G)    REVENUE RECOGNITION POLICY:

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

GENERAL

      SyntheMed, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. In May 2005, the Company changed its name to SyntheMed, Inc. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are primarily focused on its lead product, REPEL-CV(TM) Adhesion Barrier, for use in cardiac surgery. IN October 2003, the Company initiated the multi-center pivotal clinical trial for REPEL-CV which is ongoing. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe.

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

RESULTS OF OPERATIONS

      The Company earned no revenue in 2005 compared to revenue for the three month and nine month periods ended September 30, 2004 of $6,000 and $23,000, respectively. Revenue for the 2004 periods was attributable to royalty income from product sales of the Sure-Closure System(TM). Pursuant to the underlying agreement, tHE Company's right to receive royalties on Sure-Closure System product sales ceased with respect to all sales occurring after June 30, 2004. As such, the Company has not earned royalty income on Sure-Closure System product sales since that date. The remaining balance of deferred royalty income was written off in September 2004 resulting in a gain from deferred royalty income of $174,000 in that quarter.

      The Company incurred research and development expenses of $467,000 and $1,161,000 for the three month and nine month periods ended September 30, 2005 compared to $313,000 and $1,032,000 for the comparable prior year periods. The increase in expenditures during the three month and nine month periods compared to the prior year is primarily attributable to higher expenditures associated with the REPEL-CV pivotal clinical trial, higher product liability insurance expenditures and increased costs for the REPEL-CV European clinical study.

      General and administrative expenses totaled $217,000 and $683,000 for the three months and nine months ended September 30, 2005, respectively, compared to $166,000 and $807,000 for the comparable prior year periods. The increase in expenditures for the three month period compared to the prior year is primarily attributable to higher employee-related expenses. The decrease in expenditures for the nine month compared to the prior year is primarily attributable to stock-based compensation expense of $157,000 recorded in the prior year partially offset by higher employee-related expenses.

      Interest income was $8,000 and $24,000 for the three months and nine months ended September 30, 2005, respectively, compared to $4,000 and $9,000 for the comparable prior year periods. The increases compared to the prior year are primarily attributable to higher investment yields.

      Interest expense of $2,000 and $5,000 for the three months and nine months ended September 30, 2005, respectively, equal to the amounts in the comparable prior year periods.

      The Company's net loss was $678,000 and $1,825,000 for the three months and nine months ended September 30, 2005, respectively, compared to $297,000 and $1,638,000 for the comparable prior year periods. The Company expects to incur losses in future periods.

      The Company reflected a deemed non-cash dividend on preferred stock of $74,000 for the nine months ended September 30, 2004, resulting in a net loss to common shareholders of $1,712,000. With the conversion of the Series C Convertible Preferred Stock into common stock in March 2004, there is no further recognition of a deemed non-cash dividend.

LIQUIDITY AND CAPITAL RESOURCES

      The cash balances were $917,000 and $1,861,000 at September 30, 2005 and December 31, 2004, respectively. In March 2005, the Company received $796,000, net of expenses, through the exercise of warrants to purchase the Company's Common Stock. At September 30, 2005, the Company had working capital of $282,000.

      Net cash used in operating activities was $1,740,000 for the nine months ended September 30, 2005 as compared to $1,441,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,825,000 and a decrease in accounts payable of $29,000 partially offset by an decrease in prepaid expenses of $12,000 and an increase in accrued expenses of $18,000. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,638,000 reduced by the non-cash effect of $157,000 in stock-based compensation expense and an increase in accrued expenses of $298,000 partially offset by a gain on deferred royalty income of $174,000, an increase in prepaid expenses of $60,000 as well as a decrease in accounts payable of $58,000.

      Net cash used in investing activities for the nine months ended September 30, 2004 was $92,000 attributable to the purchase of machinery and equipment; there was no similar transactions during the current year.

      Net cash provided from financing activities for the nine months ended September 30, 2005 was $796,000 as compared to $2,833,000 for the prior year period. The current and prior year period amounts were attributable to the exercise of outstanding warrants.

      The Company's notes payable balance of $110,000 as of September 30, 2005 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

      The cash balance as of September 30, 2005 should be sufficient to meet the Company's cash requirements for operating activities through the remainder of 2005. The Company is seeking additional financing and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. The Company presently has no arrangements for such financing and cannot assure investors that such arrangements or financings will be available as needed or on terms acceptable to the Company. The Company has received a report from the independent auditors relating to the 2004 audited financial statements containing an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern.

      At September 30, 2005, the Company had employment agreements with three executives that expire in March 2006, May 2006 and September 12, 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $402,000 at September 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                  SYNTHEMED, INC.
                                                  (REGISTRANT)
Date: October 31, 2005
                                                  /S/ ROBERT P. HICKEY
                                                  ------------------------------
                                                  ROBERT P. HICKEY
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