Form 10KSB
period 2005-12-31
SyntheMed, Inc.
filed 2006-03-02
CIK 889428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

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

                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The aggregate market value of the common equity held by non-affiliates of the registrant as of February 10, 2006 was approximately $47.2 million.

      As of February 10, 2006, 66,596,447 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

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

                                     PART I

Item 1. Business

General

      SyntheMed, Inc. (the "Company") is a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated a US-based multi-center pivotal clinical trial on REPEL-CV which is currently anticipated to be completed in mid-2006. Assuming a favorable outcome, the Company anticipates submitting the results of this trial to the FDA as a basis for obtaining approval to market REPEL-CV for use in cardiac surgery. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several cardiac surgery centers in Europe. The Company anticipates receiving, in mid-2006, the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union and other international markets.

      In March 2005, the Company received $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. In December 2005, the Company received $254,000 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

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

Certain Historical Activities

      In March, 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,895,561 shares of restricted Common Stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation and provide the Company a second platform technology for future product development. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. Management believes that its development efforts to date have met the requirements of the agreement. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhanced the Company's broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. Certain stockholders of Phairson have participated in prior financings of the Company, and Richard Franklin, Company's Chairman, is a stockholder and has served as CEO of Phairson. In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company.

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

      The Company previously developed and marketed the Sure-Closure System(TM), a disposable wound closure device. The Company, in July 1994, sold the Sure-Closure System to MedChem Products, Inc. ("MedChem") which was subsequently acquired by C.R. Bard, Inc. ("C.R. Bard"). In October 1997, Zimmer Orthopaedics acquired the Sure - Closure System from C.R. Bard. The Company received a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004. In September 2004, the Company recorded royalty income of $174,000. This income was associated with the write off of the remaining balance of deferred royalty income upon the expiration of the royalty period of the underlying agreement. The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel and the intellectual property rights relating thereto were assigned to the Company in 1992.

      The Company is a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. The Company changed its name to Life Medical Sciences, Inc. in June 1992 and to SyntheMed, Inc. in May 2005. In April 2002, the Company increased the number of authorized shares of Common Stock from 43,750,000 to 100,000,000. In November 2005, the Board of Directors approved the increase in the authorized shares of Common Stock to 150,000,000 shares subject to stockholder approval at the Company's 2006 annual meeting.

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

                                        Products Under Development

                                 Potential                                                      Est. Annual
Product                   Therapeutic Application                      Status                Market Potential*
----------------   -------------------------------------   -------------------------------   -----------------
REPEL-CV           Preventing or reducing post-operative   Pivotal clinical trial            $250 Million
Barrier Film       surgical adhesions in open heart        European clinical study
                   surgical procedures.

REPEL-AFIB         Intraoperative prevention of            Preclinical development           $1 Billion
Drug Delivery      surgically-induced atrial
                   fibrillation.

REPEL(TM)          Preventing or reducing post-operative   IDE approval for a pivotal        $100 Million
Barrier Film       surgical adhesions in gynecological     clinical trial in
                   and general surgical procedures.        gynecological procedures.
                                                           Project on hold.

RESOLVE(TM)        Preventing or reducing post-operative   Preclinical development           $400 Million
Viscous Polymers   surgical adhesions in gynecological
                   and general abdominal surgery.

RELIEVE(TM)        Preventing or reducing post-operative   Preclinical development on hold   $300 Million
Viscous Solution   surgical adhesions in orthopedic and
                   spinal surgery.

* Based on industry estimates.

REPEL-CV

      REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure. In October 2003, the Company initiated the multi-center randomized, controlled, pivotal clinical trial based on an Investigational Device Exemption (IDE) granted by the Food and Drug Administration (FDA). The objectives of the trial are to further demonstrate the efficacy of REPEL-CV in reducing the extent and severity of adhesions after open heart surgery in a neonatal patient population. It is currently anticipated that this trial will be completed in mid-2006 and, assuming a favorable outcome, will be submitted to the FDA as a basis for obtaining approval to commercialize REPEL-CV for use in cardiac surgery. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a DSMB comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe. In March 2003, the Company completed a feasibility clinical trial for REPEL-CV in open heart surgical procedures. This trial commenced during the first quarter of 2002 and patient enrollment was completed during the third quarter of 2002. This trial provided initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as additional safety data. In February 2000, the Company concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. REPEL-CV was evaluated in a series of pre-clinical studies which were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated and was shown to virtually prevent the formation of adhesions to the surface of the heart.

REPEL-AFIB

      Approximately one third of patients undergoing open heart surgery develop atrial fibrillation (irregular heart beat), resulting from the trauma of the surgical procedure. Patients typically encounter this complication during the first or second day of the post-operative recovery period which often results in the patients being returned to the coronary intensive care setting. These patients are currently treated with systemic drug delivery after the onset of the complication which requires increased patient monitoring and often results in a delayed discharge from the hospital, significantly increasing the overall cost of care. Similar to drug eluding stents used in angioplasty procedures, REPEL-AFIB comprises a site-specific drug delivery vehicle, in this case in the form of a bioresorbable film similar to REPEL-CV, which is impregnated with an anti-arrythmic drug which is designed to be placed on the surface of the heart during the open heart surgical procedure. The objective is to deliver the drug to the heart tissue as the film resorbs thereby preventing the onset of atrial fibrillation. If successful, the use of REPEL-AFIB could reduce the patient risk associated with atrial fibrillation and eliminate the costs associated with systemic drug delivery and increased patient monitoring. The Company has evaluated prototype films in preclinical screening studies and intends to conduct further product development.

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

RESOLVE

      The Company plans to address the market opportunity associated with the incidence of post-operative adhesion formation in gynecologic and general abdominal surgery through the pursuit of two distinct product development programs. In each instance, the objective is to provide surgeons with products that are effective in reducing the extent and severity of adhesions and are easy to use in both open and less-invasive surgical procedures. In one approach, the Company is exploiting its proprietary bioresorbable reverse thermal gel polymer technology. The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the temperature of internal tissue surfaces. The Company continues to evaluate prototype materials based on this technology in preclinical surgical models.

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

      The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (ii) the Company breaches theYissum Agreement, a receiver or liquidator is appointed for the Company or attachment is made over a substantial part of the Company's assets, or execution proceedings are taken against the Company and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event the Company failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002. Subsequently, the agreement was amended to permit the Company additional time to achieve product commercialization and minimum net sales. As amended, so long as the Company fails to achieve $1,000,000 in net sales or income, Yissum is prohibited from terminating the agreement or contracting with others regarding the subject matter thereof, provided the Company pays minimum annual royalties to Yissum in the amount of $50,000 for each of calendar years 2001 through 2005, and $100,000 for each of calendar years 2006 through 2007. Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above. Because the Company has not yet commercialized any products, the previously referenced minimum royalty payments of $50,000 each were made to Yissum for the years ended December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005. The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to the Company will revert in full to Yissum.

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

      Food and Drug Administration ("FDA")

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

      Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to the surgeons' request for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

Patents and Proprietary Rights

      In connection with the polymer technology under license from Yissum, the Company currently holds eight United States patents, one Australian patent and one Canadian patent relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The first US patent claims novel bioresorbable polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials. The second US patent claims novel polyurethane polymeric compounds of specified chemical structure. Also claimed are medical articles, including sutures and wound and burn dressings. The third and fourth US patents claim novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention. The fifth and seventh US patents claim novel bioresorbable polymeric compositions based on AB polyester diblocks and triblocks. The sixth and eighth US patent claims novel polymeric compositions with reverse thermal gel properties. These patents are scheduled to expire on various dates from 2008 through 2022. In connection with the polymer technology acquired from Phairson, the Company currently holds two United States patents. The first US patents claims the treatment of trauma with a composition comprising a polyanionic polymer and the second claims a composition comprising hydrolytically susceptible polyanionic polymer. The Company also has numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the US and international patent agencies.

Competition

      The Company's adhesion prevention products are expected to compete with various currently marketed products such as Interceed(TM), a product of Johnson & Johnson, Seprafilm(TM), a product of Genzyme, Adhibit(TM), a product of Angiotech Pharmaceuticals, Inc., CardioWrap(TM), a product of Mast Surgical and Goretex(TM), a product of WL Gore. Several other companies including ML Labs Ltd., Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc., LifeCore Biomedical, Inc., Mast Surgical and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. The Company's products are in the developmental stage in a market where clinical efficacy and, to a lesser extent, strength of existing product lines are the principal bases of competition.

Manufacturing

      The Company does not currently intend to undertake the manufacture of its products. Polymer Technology Group, Inc. ("PTG") has been the Company's primary supplier and is in a position to produce the Company's proposed products for testing and commercial purposes. However, the Company is developing alternate sources of supply for its current product. The contract manufacturer(s) procures, tests and inspects all raw materials used in the production of the Company's proposed products. The contract manufacturer(s) relies on various sources, approved by the Company, for its raw materials and components. The Company believes that alternative sources for these raw materials and components are available. The Company seeks to ensure that its products are manufactured in compliance with regulatory requirements. The Company utilizes independent testing facilities to evaluate products produced by the manufacturer for quality assurance purposes.

      The Company and PTG have completed various manufacturing pilot batches and scale-up studies at PTG's primary manufacturing site. The Company is engaged in a manufacturing development program to optimize, validate and scale up the manufacturing process at several alternate contract vendors to support the commercial sale of REPEL-CV.

Marketing and Sales

      With regard to the commercialization of the proposed products from its polymer technology, the Company may either establish an organization for the marketing and sale of these proposed products or enter into corporate alliances for the distribution of certain products in the United States. The Company intends to seek collaborative arrangements for the marketing and sale of these proposed products elsewhere in the world.

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

Product Liability and Insurance

      The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The Company has obtained product liability insurance for its clinical trials providing coverage in an aggregate amount of $10,000,000. The Company intends to obtain similar insurance covering marketed products in advance of the product launch.

Human Resources

      As of February 2006, the Company employed three full time employees. Research and development activities are conducted through arrangements with various consultants and companies in Europe, Israel and the United States. Subject to availability of sufficient financing, the Company intends to increase its number of full time employees as it expands its clinical trials and product development activities and begins to market its products.

Executive Officers of the Company

      The Company's executive officers are as follows:

           Name          Age   Positions with the Company
      ----------------   ---   --------------------------
      Robert P. Hickey    60   President, CEO & CFO
      Eli Pines, Ph.D     60   Vice President and
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

      Steven R. Gundry,M.D.      Dr.   Steven  R.  Gundry  is  Director  of  the
                                 International  Heart  Institute  at the Dessert
                                 Regional Medical Center,  Palm Springs,  CA and
                                 Professor,    Departments    of   Surgery   and
                                 Pediatrics at Loma Linda  University  School of
                                 Medicine. Dr. Gundry is a Board certified cardiothoracic surgeon with research interests in myocardial protection, minimally invasive surgery, robotics and cardiovascular surgery.

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

      Samuel Weinstein, M.D.     Dr.  Samuel  Weinstein is  Director,  Pediatric
                                 Cardiothoracic   Surgery   at  The   Children's
                                 Hospital  of  Montifiore  Medical  Center,  New
                                 York.    His   research    interests    include
                                 hypoplastic   left  eart   syndrome,   Marfan's
                                 disease and cryoablation in Fontan revision procedures.

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

      Capital Needs; Uncertainty of Additional Funding; Going Concern Emphasis in Auditors Report

      The cash balance as of December 31, 2005 is not sufficient to meet the Company's cash requirements through 2006. The Company is seeking additional financing and will be required to raise substantial additional funds in both the short and long term to continue the pre-clinical and clinical development of its proposed products. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company. Any additional equity financings may be dilutive to stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and development programs, or require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern.

      Limited Operating History; History of Losses

      The Company's operations to date, have consisted primarily of research, development and testing of its technologies and the commercialization of CLINICEL(TM) and the Sure-Closure System. With the exception of the third quarter of 1994, when the gain on the sale of the Sure-Closure System was realized, and the first quarter of 1999, when other income was recorded related to the reduction of prior period debt, the Company has incurred significant net losses from its inception. The Company experienced net losses of $1,841,000 and $2,148,000 for the years ended December 31, 2004 and 2005, respectively. At December 31, 2005, the Company had an accumulated deficit of $44,250,000. The Company expects to incur additional losses as its research, development and preclinical studies and clinical trials continue to expand. The Company's ability to achieve a profitable level of operations or generate positive cash flows from operations is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals, and manufacturing and selling its proposed products. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. There can be no assurance that the Company will achieve or sustain a profitable level of operations.

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

      When the European Union ("EU") was founded, one of the stated goals was to create a single European market by removing trade barriers that existed among the EU Member States. CE marking is a mandatory certification system which indicates that a particular product complies with all applicable European product safety, health and environmental requirements. Having a product CE marked demonstrates that a manufacturer is in compliance with applicable EU directives. The CE marking system promotes free trade to and within Europe by providing a single set of safety and environmental requirements a product must meet. Products complying with CE marking are now accepted and presumed to be safe in 28 European countries.

      The Medical Devices Directives, which are applicable to REPEL-CV, set out essential requirements to ensure that a medical device will not compromise the health and safety of the patient, user or any other person, and that any risks associated with the device are still compatible with patient health and protection. Devices that conform to these requirements are entitled to apply the CE marking, which then allows the product to be freely placed on the market within the EU. The conformity to the applicable set of essential requirements must be proved by following a testing and/or certification procedure conducted by organizations officially recognized in the EU as having the expertise, experience and quality systems to competently assess the technical requirements. The Company is currently under contract with such an organization that is in the process of certifying that the Company's systems and procedures comply with all the applicable European stands and regulations so REPEL-CV can have the CE mark applied. The Company anticipates receiving the CE mark for REPEL-CV in mid-2006.

      Patents  and  Proprietary   Rights;  No  Assurance  of  Enforceability  or
Significant Competitive Advantage

      The Company's success will depend heavily on its ability to obtain and retain patent protection for its polymer technology and other products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company owns ten United States patents, one Australian patent and one Canadian patent relating to its polymer technology. In addition, the Company has filed for patents in a number of countries and intends to file additional patent applications in other countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate the Company's technologies or design around the patented aspects of the Company's technologies. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. The proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suits against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid.

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

      Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to the surgeons' request for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

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

      Reliance on Contract Manufacturers; Lack of Manufacturing Experience

      The Company currently has no manufacturing facilities and, therefore, is required to rely on others for clinical and commercial production. In addition, some raw materials necessary for the commercial manufacturing of the Company's products are produced to distinct specifications and may only be available from a limited number of suppliers. The Company intends to use a series of suppliers in the production of REPEL-CV. Any delays or failures of the manufacturing or packaging process at any of these suppliers could cause inventory problems or product shortages.

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

      Risk of Termination of, or Loss of Rights to, Technologies Under Agreements with Others

      The Company has acquired the rights to its technologies pursuant to agreements with research institutions. Such agreements contain provisions requiring the Company, among other things, to develop, commercialize and/or market products, to achieve minimum sales and/or income levels within certain periods of time, to meet minimum funding requirements and to make royalty payments in order to maintain the patents and other rights granted thereunder. In addition, the patents and proprietary rights revert to the grantor on certain dates and/or upon the occurrence of certain conditions. In light of the Company's current and past capital resource constraints, there can be no assurance that said conditions will not occur. In the event that certain patents and proprietary rights were to revert to the grantor, it would have a material adverse affect on the Company.

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

      The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect the Stock Price

      The sale or availability for sale of substantial amounts of the Company's Common Stock, including shares issuable upon exercise of outstanding stock options and warrants and upon conversion of outstanding convertible preferred stock in the public market could adversely affect the market price of the Company's Common Stock. As of February 10, 2006, the Company had 66,596,447 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

            o 594,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2007;

            o 110,000 shares upon conversion of promissory notes with a conversion price of $1.00 per share expiring on August 1, 2006 and February 1, 2007.

            o  12,081,000   shares  upon   exercise  of   outstanding   options,
      exercisable at prices ranging from $0.023 to $4.75 per share and expiring from March 5, 2006 to April 22, 2014.

      Approximately 62% of the outstanding shares of Common Stock, as well as substantially all of the shares issuable upon exercise of outstanding options, are freely tradable without restriction unless held by an affiliate of the Company as that term is defined under the Securities Act.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

(a) Market Information

      The Company's Common Stock traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbol CHAI from September 22, 1992 to August 27, 1998. Effective August 28, 1998, the Company's Common Stock was delisted from Nasdaq because the Company failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, the Company's Common Stock has been quoted on the OTC Bulletin Board. Effective May 2005, the Company's Common Stock has traded under the symbol SYMD. The following sets forth the quarterly high and low bid price for the Common Stock for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            Common Stock
                                            Bid Price ($)
                                            -------------
                                            High      Low
                                            ----      ---

Fiscal Year Ended December 31, 2004
      First Quarter                         .44       .31

      Second Quarter                        .53       .33

      Third Quarter                         .51       .34

      Fourth Quarter                        .60       .28

Fiscal Year Ended December 31, 2005
      First Quarter                         .44       .31

      Second Quarter                        .43       .34

      Third Quarter                         .42       .31

      Fourth Quarter                        .45       .34

Fiscal Year Ended December 31, 2006

      January 1 through February 10, 2006   .90       .40



(b) Approximate Number of Equity Securities Holders

      As of February 10, 2006, the number of holders of record of the Company's Common Stock was 238. The Company believes that the number of beneficial holders of its Common Stock on such date was in excess of 1,500.

(c) Dividends

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

      SyntheMed, Inc. (the "Company") is a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated a US-based multi-center pivotal clinical trial on REPEL-CV which is currently anticipated to be completed in mid-2006. Assuming a favorable outcome, the Company anticipates submitting the results of this trial to the FDA as a basis for obtaining approval to market REPEL-CV for use in cardiac surgery. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several cardiac surgery centers in Europe. The Company anticipates receiving, in mid-2006, the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union and other international markets.

      The following discussion and analysis of the Company`s financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

Results of Operations

      The Company had no revenue for the fiscal year ended December 31, 2005; for the fiscal year ended December 31, 2004, the Company had revenue of $23,000 that represented royalties on sales of the Sure-Closure System. Pursuant to the terms of the underlying agreement, the Company's right to receive royalty payments associated with Sure Closure System product sales expired with respect to sales occurring after June 30, 2004.

      The Company incurred research and development expenses of $1,524,000 and $1,382,000 for the fiscal years ended December 31, 2005 and 2004, respectively. The increase was primarily attributable to higher costs associated with the REPEL-CV European clinical study and product liability expense partially offset by lower US pivotal clinical trial and manufacturing development expenses. It is anticipated that research and development expenses will continue to increase as the Company expands its product development activities.

      General and administrative expenses totaled $937,000 for the fiscal year ended December 31, 2005 as compared to $1,019,000 for the previous year. The decrease was primarily attributable to lower stock-based compensation expense partially offset by higher minimum royalty and legal expenses.

      Interest income increased to $28,000 for the fiscal year ended December 31, 2005 from $13,000 for the prior fiscal year. The increase was primarily attributable to higher interest rates.

      The Company recognized royalty income of $174,000 for the fiscal year ended December 31, 2004. This income was associated with the write off of the remaining balance of deferred royalty income associated with the Sure Closure System upon the June 30, 2004 expiration of the royalty period.

      Interest expense of $6,000 for the fiscal year ended December 31, 2005 was equal to the amount reported in the prior year.

      The Company realized other income from the reversal of liabilities of $37,000 and $61,000 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The reversal of liabilities during 2005 and 2004 related to trade transactions which where due and payable on or before December 31, 1999 and December 31, 1998, respectively. The reversals were made due to the passage of time and the Company's belief that the underlying claims would be barred by applicable statutes of limitation if recovery actions were asserted at the time of the respective reversals.

      The Company recorded an income tax benefit of $254,000 during the fiscal year ended December 31, 2005 as compared to $295,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The decrease compared to prior year is primarily attributed to an increase in companies participating in the program.

      The Company reported a net loss of $2,148,000 for the fiscal year ended December 31, 2005 as compared to a net loss of $1,841,000 for the prior year. The increase in the current period net loss is attributable to the factors described above.

      The Company reflected deemed non-cash dividends on preferred stock of $74,000 for the fiscal year ended December 31, 2004 resulting in a net loss attributable to common stockholders of $1,915,000. With the conversion of the Series C Convertible Preferred Stock into common stock in March 2004, there is no further recognition of a deemed non-cash dividend.

Liquidity and Capital Resources

      At December 31, 2005 the Company had cash and cash equivalents of $735,000 compared to cash and cash equivalents of $1,861,000 at December 31, 2004. The primary use of these funds is to fund the Company's research and development related to anti-adhesion products and general and administrative expenses associated with these activities.

      At December 31, 2005 the Company had a working capital deficit of $57,000.

      Net cash used in operating activities was $1,922,000 for the fiscal year ended December 31, 2005 as compared to $1,504,000 for the prior fiscal year. Net cash used in operating activities for the fiscal year ended December 31, 2005, was primarily due to a net loss of $2,148,000 reduced by increases of $86,000 in accounts payable and $123,000 in accrued expenses. Net cash used in operating activities for the prior year was primarily due to a net loss of $1,841,000 reduced by the non-cash effect of $219,000 in stock-based compensation expense and a $289,000 increase in accrued expenses and increased by the non-cash effect of $197,000 of royalty income.

      Net cash used in investing activities was $145,000 for the fiscal year ended December 31, 2004 for the purchase of production equipment and leasehold improvements; there were no similar transactions during 2005.

      Net cash provided from financing activities for the fiscal year ended December 31, 2005 was $796,000 as compared to $2,830,000 for the prior year. Net cash provided from financing activities for the year ended December 31, 2005 represented the proceeds from the exercise of warrants. Net cash provided from financing activities for the year ended December 31, 2004 represented the proceeds from the exercise of stock options and warrants.

      The balance of cash and cash equivalents as of December 31, 2005 is not sufficient to meet the Company's cash requirements through 2006. In August 2005, the Company entered into an agency agreement with an investment banker to raise up to $5 million through the issuance of up to 12,500,000 shares of its common stock at $0.40 per share. As of February 28, 2006, the Company has received approximately $3.2 million that is held in escrow pending closing of the transaction (NOTE L). Insufficient funds have required the Company to delay, scale back or eliminate some or all of its research and development programs. This shortage of funds may also require it to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. As a result of the Company's limited capital resources, the Company's auditors have indicated in their report that there is substantial doubt about the Company's ability to continue as a going concern.

      At December 31, 2005 the Company had employment agreements with three executives that expire in March 2006, May 2006 and September 2006, respectively. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $402,000 at December 31, 2005.

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

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

      The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 10. Executive Compensation.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

Item 13. Exhibits.

3.1 Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a) Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)     Intentionally omitted.

3.1(c) Amendment to Restated Certificate of Incorporation, dated December 14, 2000. (9)

3.1(d)     Amendment to Restated Certificate of Incorporation, dated April 22,
           2005*

3.2        By-Laws of Registrant. (1)

3.2(a)     Amendment No. 1 to the By-Laws of Registrant. (10)

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

10.44 Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders. (13)

10.45 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Robert P. Hickey. (14)

10.46 Option agreements dated April 23, 2004 and May 24, 2004 in favor of Eli Pines PhD. (14)

10.47      Option agreement dated April 22, 2005 in favor of Robert P. Hickey.*

10.48      Option agreement dated April 22, 2005 in favor of Eli Pines PhD.*

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

(14)  Previously filed.

Item 14. Principal Accountant Fees and Services.

      The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

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


Dated: February 28, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                      Title                         Date
        ----------                      -----                         ----

/s/ Richard L. Franklin, M.D.   Chairman of the Board          February 28, 2006
-----------------------------
Richard L. Franklin, M.D.

/s/ Robert P. Hickey            Director, President, CEO and   February 28, 2006
-----------------------------   CFO (principal executive,
Robert P. Hickey                financial and accounting
                                officer)

/s/ David G. P. Allan           Director                       February 28, 2006
-----------------------------
David G. P. Allan

/s/ Edward A. Celano            Director                       February 28, 2006
-----------------------------
Edward A. Celano

/s/ Barry R. Frankel            Director                       February 28, 2006
-----------------------------
Barry R. Frankel

/s/ Walter R. Maupay            Director                       February 28, 2006
-----------------------------
Walter R. Maupay

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number

Report of Independent Registered Public Accounting Firm....................  F-2
Balance Sheet..............................................................  F-3
Statements of Operations...................................................  F-4
Statements of Changes in Stockholders' Equity..............................  F-5
Statements of Cash Flows...................................................  F-6
Notes to Financial Statements..............................................  F-7

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
SyntheMed, Inc.


      We have audited the accompanying balance sheet of SyntheMed, Inc. (the "Company") as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no revenues, has experienced recurring net losses and has negative working capital and minimal stockholders' equity at December 31, 2005, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Eisner LLP



New York, New York
January 31, 2006, Date of which is
  February 28, 2006 except as to NOTE L

                                 SYNTHEMED, INC.

                                  BALANCE SHEET

                      (In thousands, except per share data)


                                                                    December 31,
                                                                        2005
                                                                    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents......................................    $     735
  Prepaid expenses...............................................           94
                                                                     ---------
         Total current assets....................................          829

Acquired technology, less accumulated amortization...............          157
Machinery and equipment, less accumulated depreciation...........          104
                                                                     ---------
                    TOTAL........................................    $   1,090
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................    $     359
  Accrued expenses...............................................          487
  Convertible note payable, current portion......................           40
                                                                     ---------
         Total current liabilities...............................          886

Convertible note payable, net of current portion.................           70
                                                                     ---------
         Total liabilities.......................................          956
                                                                     ---------

Commitments and other matters (Notes H and I)

Stockholders' equity:
  Preferred stock, $.01 par value; shares authorized - 5,000;
    issued and outstanding - none
  Common stock, $.001 par value; shares authorized - 100,000;
    issued and outstanding - 66,596..............................           66
  Additional paid-in capital.....................................       44,318
  Accumulated deficit............................................      (44,250)
                                                                     ---------
         Total stockholders' equity                                        134
                                                                     ---------
                    TOTAL........................................    $   1,090
                                                                     =========

                 See accompanying notes to financial statements.

                                 SYNTHEMED, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                        2004             2005
                                                     ----------       ----------
Revenue:
   Royalty income..................................  $       23
                                                     ----------

Operating expenses:
   Research and development .......................       1,382      $    1,524
   General and administrative .....................       1,019             937
                                                   ------------      ----------
          Operating expenses                              2,401           2,461
                                                   ------------      ----------

Loss from operations...............................      (2,378)         (2,461)

Other income/(expense):
Interest income....................................          13              28
Royalty income.....................................         174
Interest expense...................................          (6)             (6)
Reversal of liabilities............................          61              37
                                                   ------------      ----------


Loss before income tax benefit.....................      (2,136)         (2,402)
Income tax benefit.................................         295             254
                                                   ------------      ----------

Net loss...........................................      (1,841)         (2,148)
Deemed dividend in connection with beneficial
  conversion feature of convertible preferred
  stock............................................         (74)
                                                   ------------      ----------

Net loss attributable to common stockholders.......     $(1,915)        $(2,148)
                                                   ============      ==========

Net loss attributable to common stockholders per
  share - basic and diluted........................   $(0.03)          $(0.03)
                                                      =======          =======

Weighted average shares outstanding - basic
  and diluted......................................   55,798           65,070


                 See accompanying notes to financial statements.

                                 SYNTHEMED, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                       Preferred            Common         Additional    Unearned
                                   -----------------   -----------------    Paid-in     Stock-Based     Accumulated
                                    Shares   Amount     Shares   Amount     Capital     Compensation      Deficit        Totals
                                   -------- --------   -------- --------   ----------   -------------   -----------     ---------
 Balance - January 1, 2004              663       $7     41,483 $     41   $   40,248   $        (17)   $  (40,261)     $     11
    Conversion of Series C
    preferred stock.............       -663       -7      6,634        7
    Options and warrants
    exercised...................                         11,845       12        2,818                                      2,830
    Stock-based compensation....                                                  452                                        452
    Amortization of employee
    stock-based compensation....                                                                  17                          17
    Net loss for the year                                                                                   (1,841)       (1,841)
                                   -------------------------------------   ----------   -------------   -----------     ---------

 Balance December 31, 2004......                         59,962       60       43,518                      (42,102)        1,476
    Exercise of Series C
    warrants....................                          6,634        6          790                                        796
    Options issued to
    consultants.................                                                   10                                         10
    Net loss for the year.......                                                                            (2,148)       (2,148)
                                   -------- --------   -------- --------   ----------   -------------   -----------     ---------



 Balance December 31, 2005......                         66,596 $     66   $   44,318                   $  (44,250)     $    134
                                   ======== ========   ======== ========   ==========   =============   ===========     =========

                 See accompanying notes to financial statements.

                                 SYNTHEMED, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Year Ended December 31,
                                                                                              ---------------------------
                                                                                                 2004             2005
                                                                                              ----------       ----------
Cash flows from operating activities:
    Net loss..........................................................................        $   (1,841)      $   (2,148)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation..................................................................                15               30
        Stock-based compensation......................................................               219               10
        Amortization of acquired technology...........................................                68               68
        Royalty income................................................................              (197)
        Reversal of liabilities.......................................................               (61)             (37)
        Changes in operating assets and liabilities:
           (Increase) in prepaid expenses.............................................                (3)             (54)
           Increase in accounts payable...............................................                 7               86
           Increase in accrued expenses...............................................               289              123
                                                                                              ----------       ----------
                Net cash used in operating activities.................................            (1,504)          (1,922)
                                                                                              ----------       ----------
Cash flows from investing activities:
    Purchase of equipment.............................................................              (145)
                                                                                              ----------
        Net cash used in investing activities.........................................              (145)
                                                                                              ----------
Cash flows from financing activities:
    Proceeds from exercise of options and warrants....................................             2,830              796
                                                                                              ----------       ----------

        Net cash provided by financing activities.....................................             2,830              796
                                                                                              ----------       ----------

Net  increase/(decrease) in cash......................................................             1,181           (1,126)
Cash and cash equivalents at beginning of year........................................               680            1,861
                                                                                              ----------       ----------
Cash and cash equivalents at end of year..............................................        $    1,861       $      735
                                                                                              ==========       ==========

Supplementary cash flow information:
    Interest paid                                                                             $        6       $        6
Non-cash investing and financing activities:
    Conversion of Series C preferred stock into common stock                                           7

                 See accompanying notes to financial statements.

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

      SyntheMed, Inc. (the "Company") is a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. In May 2005, the Company changed its name from Life Medical Sciences, Inc. to SyntheMed, Inc. Since early 2000, products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL-CV(TM), a bioresorbable adhesion barrier intended for use in cardiac surgery. In October 2003, the Company initiated the multi-center pivotal clinical trial on REPEL-CV. In January 2005, the Company announced that a planned interim analysis of patient data from the REPEL-CV trial was completed by a Data and Safety Monitoring Board ("DSMB") comprised of medical and biostatistical specialists who are not participating in the trial. Based on data from over forty patients, the DSMB recommended that the trial proceed as planned and that no modifications to the trial protocol were indicated. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several cardiac surgery centers in Europe.

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

      In March 2005, the Company received $796,000 upon the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. In December 2005, the Company received $254,000 from the sale of certain New Jersey state tax losses. These funds are being used to fund the REPEL-CV clinical trial as well as other product development activities and operating expenses.

      The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, the Company has no revenues, has experienced recurring net losses, has negative working capital and has minimal stockholders' equity at December 31, 2005. As a result, the Company has limited resources available for its continuing operations and substantial doubt exists about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon obtaining sufficient financing to fund its operations and ultimately to generate cash flows from operations, which is dependent on successfully completing the development of its proposed products, obtaining required regulatory approvals and manufacturing and selling its proposed products. The Company intends to pursue additional equity financings as well as continued participation in the New Jersey Tax Benefit Transfer Program. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that the Company will achieve or generate positive cash flows from operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

[1]   Revenue Recognition:

      Royalty income has been based on the quarterly sales of the Sure-Closure System and any line extensions or embodiments thereof through June 2004. Royalties were calculated and credited to the Company within forty-five days after the last day of each quarter. The Company recognized such income when the amounts earned became fixed and determinable. Royalties earned by the Company were applied to the outstanding deferred royalty income balance. As provided in the original agreement, the royalty period on sales of the Sure-Closure System expired in June 2004. (see Note J).

[2]   Cash and cash equivalents:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                SYNTHEMED, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[3]   Depreciation and Amortization:

      Machinery and equipment are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 3-5 years. Acquired technology is amortized on a straight line basis over its estimated economic life of 5 years.

[4]   Research and development:

      Substantially all research and development activities are outsourced (see Note H). Research and development costs representing principally clinical trials and manufacturing development are charged to expense as incurred.

[5]   Patent costs:

      Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

[6]   Use of estimates:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as expected cash flows used to determine recoverability of intangible assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[7]   Stock-based compensation:

      The Company follows the intrinsic value based method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 148. The following table illustrates the effect on net loss and net loss per share attributable to common stockholders if the fair value based method of SFAS No. 123 had been applied to all awards (in thousands, except per share data):

                                                                                       Year Ended December 31,
                                                                                      ---------------------------
                                                                                         2004             2005
                                                                                      ----------       ----------
Reported net loss attributable to common stockholders                                 $  (1,915)       $  (2,148)

Stock-based employee compensation expense
    included in reported net loss                                                            79

Stock-based employee compensation determined under
    the fair value based method                                                            (557)            (442)
                                                                                      ----------       ----------

Pro forma net loss attributable to common stockholders                                $  (2,393)       $  (2,590)
                                                                                      ==========       ==========

Loss per common share attributable to common stockholders
    (basic and diluted):
        As reported                                                                   $   (0.03)       $   (0.03)
                                                                                      ==========       ==========
        Pro forma                                                                     $   (0.04)       $   (0.04)
                                                                                      ==========       ==========

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                  Year Ended December 31,
                                                  -----------------------
                                                   2004            2005
                                                   ----            ----
          Dividend yield                             0%              0%
          Expected volatility                      103%             98%
          Risk free interest rate                  2.2%            3.8%
          Expected life                          2.5 years       2.5 years


[8]   Earnings (loss) per share:

      Basic earnings (loss) per share attributable to common stockholders is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share attributable to common stockholders for the years ended December 31, 2004 and 2005 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

      Securities and the related potential number of common shares not included in the diluted computation, are as follows:

                                                       December 31,
                                               --------------------------
                                                 2004            2005
                                                 ----            ----

          Convertible promissory notes          110,000         110,000
          Options                            11,179,000      12,081,000
          Warrants                            7,228,000         594,000
                                             ----------      ----------
                                             18,517,000      12,875,000
                                             ==========      ==========

[9]   Impairment of Intangible Assets

      Intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable over the remaining useful life. The Company has considered whether there has been impairment in the carrying value of the acquired technology described in Note C. Based on the best information available to management including estimated future cash flows the Company believes the carrying value of the asset is recoverable.

[10]  Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

[11]  Recently issued accounting pronouncements:

      In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95" ("FAS 123R"). FAS 123R is effective for public entities that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Therefore, the Company will adopt it as of January 1, 2006. FAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Accordingly, the adoption of SFAS 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements. (NOTE C) - Acquired Technology:

      In March 2003, the Company purchased assets which comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company ascribed $344,000 of value to this technology. For each of the years ended December 31, 2004 and 2005, the Company recorded amortization of $68,000, respectively. At December 31, 2005, accumulated amortization totaled $187,000.

(NOTE D) - Machinery and Equipment:

     Machinery and equipment consists of the following at December 31:

                                                                    Estimated
                                                        2005       useful life
                                                    -----------   -------------
          Machinery and equipment                   $   145,000      5 years
          Office equipment                                4,000      3 years
                                                    -----------
                                                        149,000
          Less accumulated depreciation                  45,000
                                                    -----------
                                                    $   104,000
                                                    ===========

(NOTE E) - Convertible Promissory Notes:

      In February 2002, the Company issued a $70,000 5 year, 5% convertible promissory note maturing February 1, 2007 to PTG (see Note I [3]), which is convertible into common shares at a conversion price of $1.00 per share. In August 2001, the Company issued a $40,000 5 year, 6.5% convertible promissory note maturing August 1, 2006 to Dimotech, Ltd. (See Note H [2]) which is convertible into common shares at a conversion price of $1.00 per share.

(NOTE F) - Stockholders' Equity:

[1]   Common stock:

      In March 2003, the Company completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, "Phairson"), in exchange for the issuance of 6,896,000 shares of restricted common stock of the Company. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson's rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university. Management believes that its development efforts have met the requirements of the agreement. In connection with this transaction, $344,000 was recorded as acquired technology which is being amortized over the estimated life of 5 years. (Note C) In connection with the acquisition, the Company granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Stockholders' Equity:  (continued)

[1]   Common Stock: (continued)

companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of the Company. Certain stockholders of Phairson have participated in previous financings of the Company and Richard Franklin, the Company's Chairman, is a stockholder in and has served as CEO of Phairson.

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

      In March 2005, the Company issued 6,634,000 shares of common stock as a result of the exercise of warrants issued during the Series C private placement.

      In November 2005, the Company's Board of Directors approved the increase in the number of authorized shares from 105 million to 155 million shares, consisting of (i) one hundred and fifty million (150,000,000) shares of Common Stock, par value $.001 per share ("Common Stock"), and (ii) five million (5,000,000) shares of Preferred Stock, par value $.01 per share ("Preferred Stock"), subject to stockholder approval at the Company's 2006 annual meeting.

[2]   Preferred stock:

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

      The Company allocated the proceeds between the Series C Preferred Stock ($293,000) and the detachable warrants based on the relative fair values using the following assumptions: dividend yield of 0%; expected volatility of 99 - 104%; risk free interest rate of 5%; and expected life of 2.5 years. Prior to the conversion of the Preferred Stock, the Company reflected a deemed dividend for the beneficial conversion feature of the Series C Preferred Stock, which was limited to the proceeds allocated to the Series C Preferred Stock, over the one-year period through automatic conversion. Accordingly, $219,000 and $74,000 was charged to the net loss attributable to common stockholders for the year ended December 31, 2003 and 2004, respectively.

[3]   Warrants:

      As of December 31, 2005, there were warrants outstanding to purchase up to 594,000 shares of the Company's common stock at $0.12 per share which expire on March 26, 2007.

[4]   Options:

      The Company may issue options to purchase up to an aggregate of 1,000,000 shares of common stock pursuant to its 2000 Non-Qualified Stock Option Plan (the "2000 Plan") and 10,000,000 shares of common stock pursuant to its 2001 Non-Qualified Stock Option Plan (the "2001 Plan"). Only non-qualified stock options to purchase shares may be granted under the

                                 SYNTHEMED, INC.

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

      At December 31, 2005, options to purchase 777,000 shares of common stock were outstanding pursuant to the 2000 Plan and options to purchase 9,727,000 shares of common stock were outstanding pursuant to the 2001 Plan. In addition, options to purchase 1,577,000 shares of common stock are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting.

      At December 31, 2005, there were 341,000 options available for grant under these plans. Operating expenses include the following charges relating to stock options:

                                            Year Ended December 31,
                                           --------------------------
                                             2004             2005
                                           ---------        ---------
   Employees/Director                      $  79,000        $      --
   Consulting fees                           140,000           10,000
                                           ---------        ---------
                                           $ 219,000        $  10,000
                                           =========        =========

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

      A summary of the status of the Company's stock options as of December 31, 2004 and 2005, and changes during the years ended on those dates is presented below (in thousands, except per share data):

                                                      2004                            2005
                                           ---------------------------      -------------------------
                                                      Weighted-Average                Weighted-Average
                                           Shares      Exercise Price       Shares    Exercise Price
                                           ------     ----------------      ------    ----------------
   Outstanding at beginning of year         9,574           $0.50           11,179         $0.40
   Granted                                  2,035            0.50            1,535          0.36
   Exercised                                  (12)           0.20               --
   Forfeited/Expired                         (418)           2.22             (633)         2.14
   Outstanding at end of year              11,179            0.43           12,081          0.34
   Options exercisable at year-end         10,119            0.40           10,868          0.30

   Weighted-average grant date fair
   value of options granted during the
   year                                                      0.31                           0.30

      Included in the preceding table are 485,000 and 605,000 options granted to non-employee directors in 2004 and 2005, respectively. The weighted-average grant date fair value of such options was $0.43 and $0.36, respectively. Also included in the preceding table are 100,000 options granted to non-employees in 2005. The weighted average grant date fair value of such options was $0.36 and a stock-based compensation charge of $10,000 was recorded.

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Stockholders' Equity:  (continued)

[4]   Options:  (continued)

      Options to purchase 5,200,000 shares of common stock, including 2,200,000 to officers and 3,000,000 to a director, pursuant to the 2001 Plan were granted at the closing of the Series B convertible preferred stock issuance in March 2002. The options vest in one third increments as of the grant date and the first and second anniversaries thereof and will expire no later than seven years from the vesting dates. The exercise price for the options is $0.12 per share. At the closing of the Series B Offering, the market price of the Company's common stock was $0.38. The Company recorded $157,000 of compensation expense attributable to these options in 2004.

      The following table summarizes information for stock options outstanding at December 31, 2005 (in thousands, except per share data):

                                       Options Outstanding                               Options Exercisable
                     ---------------------------------------------------------    --------------------------------
                                       Weighted-Average
     Range              Number             Remaining          Weighted-Average      Number         Weighed Average
Exercise Prices      Outstanding       Contractual Life        Exercise Price     Exercisable      Exercise Price
---------------      -----------       ----------------       ----------------    -----------      ---------------
 $0.02 - 0.12           5,878               6 years                $0.12              5,878             $0.12
  0.14 - 0.81           5,321               6 years                 0.38              4,218              0.36
  1.00 - 2.00             826               1 year                  1.23                716              1.12
  4.00 - 4.75              56               1 year                  4.03                 56              4.03
                       ------               -------                -----             ------             -----
                       12,081               4 years                $0.33             10,868             $0.30

      In November 2005, the Company's Board of Directors approved the 2006 stock option plan, authorizing the issuance of up to an aggregate of 5,000,000 shares of Common Stock. The 2006 stock option plan provides for the issuance of both non-qualified and incentive stock options. This plan is subject to stockholder approval at the Company's 2006 annual meeting.

(NOTE G) - Income Taxes:

      At December 31, 2005, the Company has approximately $41,000,000 of net operating loss carryforwards to offset future federal taxable income and approximately $790,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The ability of the Company to utilize its net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code.

The net operating loss and research and development credit carryforwarwds expire as follows:

                                                                Research
                                                            and Development
       Year                    Net Operating Loss              Tax Credit
       ----                    ------------------              ----------
       2006                    $         803,000
       2007                            1,519,000            $       69,000
       2008                            4,044,000                    31,000
       2009                            3,376,000                    11,000
   2010 - 2025                        31,258,000                   679,000
                               -----------------            --------------
                               $      41,000,000            $      790,000
                               =================            ==============

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Income Taxes: (continued)

      The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $3,677,000 and $3,175,000 in eligible loss carryforwards, covering the tax year 1998, were sold to PSEG Services Corporation in exchange for cash payments of approximately $295,000 and $254,000 in 2004 and 2005, respectively. The Company anticipates similar transactions during 2006 and beyond, contingent upon approvals from the State Department of Taxation. At December 31, 2005, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $9,691,000 which expire through 2012.

      The deferred federal tax asset, which amounted to $15,868,000 at December 31, 2005 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been decreased by $48,000 in 2004 and increased by $1,368,000 in 2005.

      The income tax benefit of $295,000 and $254,000 for the years ended December 31, 2004 and 2005 reflect the Company's participation in the Tax Benefit Transfer Program described above.

      The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                             Year Ended December 31,
                                                         ---------------------------------
                                                              2004              2005
                                                         --------------    ---------------
   Income tax benefit at the federal statutory rate      $   (726,000)     $   (816,000)
   State and local income taxes, net of effect on
   federal taxes                                             (128,000)         (144,000)
   Increase in valuation allowance                            817,000         1,368,000
   Sale of state net operating loss carryforwards            (295,000)         (254,000)
   Reduction in deferred tax asset from transfer of
   state net operating loss carryforwards                     331,000           286,000
   NJ Net Operating Loss                                                       (644,000)
   Benefit of research and development credit                                   (57,000)
   Other                                                     (294,000)            7,000
                                                         ------------      ------------
                                                         $   (295,000)     $   (254,000)
                                                         ============      ============

The deferred tax asset at December 31 consists of the following:

                                                              2004             2005
                                                         --------------    ------------
   Net operating loss carryforward                       $   13,231,000    $ 14,519,000
   Research and development credit carryforward                 733,000         790,000
   Other                                                        536,000         560,000
                                                         --------------    ------------
                                                             14,500,000      15,868,000
   Valuation allowance                                      (14,500,000)    (15,868,000)
                                                         --------------    ------------
                                                         $            0    $          0
                                                         ==============    ============

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

      Pursuant to the Agreement, the Company is obligated to pay a royalty of five percent of all net sales of the Company's products derived under the Agreement. The maximum amount of royalties to be paid during the term of the Agreement is $5,500,000. The Agreement continues until the later of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the Agreement if, among other things the Company does not attain certain milestones by specified dates. The January 1996 amendment gives the Company options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000, and the 2002 amendment gives the Company similar options through 2007 for an annual payment, in 2005, of $50,000 and, in 2006 and 2007, of $100,000. Upon termination of the Agreement for any reason, the patents, patent applications and know-how assigned by Yissum to the Company in June 1991 will revert in full to Yissum. In addition, in the event of a material breach of the Agreement by the Company, all patents and patent applications derived from the research shall revert to Yissum.

[2]   Dimotech agreement:

      During July 1995, the Company entered into an agreement with Dimotech Ltd., pursuant to which the Company financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech assigned to the Company its worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology. In 2000, this agreement was terminated and all rights therein reverted back to Dimotech. In 2001, the Company reached a settlement with Dimotech with respect to past due royalties and accrued interest aggregating $125,000. Pursuant to the settlement, the Company paid $52,000, issued a $40,000 note payable (convertible into common stock at $1.00 per share) and recorded $25,000 as accrued expenses, which was converted into 21,000 Series B Units upon the closing of the Series B Offering in 2002 (Note E). Dimotech forgave $8,000 in connection with the settlement.

(NOTE I) - Commitments and Other Matters:

[1]   Employment agreement:

      At December 31, 2005, the Company has employment agreements with three executives which expire in March 2006, May 2006 and September 2006. Pursuant to these agreements, the Company's commitment regarding early termination benefits aggregates $402,000 at December 31, 2005.

[2]   Supplier concentration:

      Polymer Technology Group, Inc. ("PTG") has been the Company's primary supplier and is in a position to produce its proposed products for testing and commercial purposes. However, the Company is developing alternate sources of supply for its current product under development. For the year ended December 31, 2005 and 2004, the Company paid $5,000 and $132,000, respectively, to PTG in connection with such services.

[3]   Reversal of liabilities:

      During 2005 and 2004, the Company reversed liabilities of $37,000 and $61,000, respectively, primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before 1999 and 1998, respectively, and there has been little or no communication with the parties regarding these transactions since that time. Accordingly, the Company believes that any claim for these amounts at this time would be barred by applicable statutes of limitations.

                                 SYNTHEMED, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Sure-Closure System Sale:

      In July 1994, the Company sold or assigned to MedChem Products, Inc. ("MedChem") substantially all of its assets related to the Sure-Closure System, a disposable wound closure device, including rights, agreements and licenses. The terms of the agreement provide that the Company is entitled to royalties of 10% of the net sales (as defined in the agreement), through June 30, 2004, of the Sure-Closure System and any line extensions or future embodiments. In connection with this transaction, $644,000 was recorded as deferred royalty income and through December 31, 2003 had been reduced by $470,000 of royalties earned. A number of the Company's agreements with Technion and Dimotech, related to the Sure-Closure System, were assigned to MedChem in connection with the sale. Upon expiration of the royalty period on June 30, 2004, pursuant to the agreement, the $174,000 remaining balance of the deferred royalty income was recorded in income. (See NOTE B [1])

(NOTE K) - Related Parties:

      In 2004, the Company paid $75,000 in business management consulting fees to Richard L. Franklin, MD, the Chairman of the Board of Directors. No such fees were paid in 2005.

      See NOTE F [1] with respect to Company's transaction with Phairson Ltd., a company in which Dr. Franklin is a stockholder and former CEO.

      The Company's limited activities are being conducted at the premises of the Company's Chief Executive Officer on a rent-free basis.

(NOTE L) - Subsequent Event:

      In August 2005, the Company entered into an agency agreement with an investment banker to raise up to $5 million through the issuance of up to 12,500,000 shares of its common stock at $0.40 per share. As of February 28, 2006, the Company has received approximately $3.2 million that is held in escrow pending closing of the transaction.