Form 10KSB/A
period 2005-12-31
SyntheMed, Inc.
filed 2006-03-08
CIK 889428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB/A

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



Eisner LLP


New York, New York
January 31, 2006, except as to Note L
  Date of which is February 28, 2006

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