Form 10QSB
period 2006-03-31
SyntheMed, Inc.
filed 2006-05-11
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 0-20580

SYNTHEMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 219 Little Silver, New Jersey	07739
(Address of principal executive offices)	(Zip Code)

(732) 728-1769
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [✓]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 82,821,047 shares outstanding at May 8, 2006

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ ✓]

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month periods ended March 31, 2005 and 2006	3

	Condensed Balance Sheets as of December 31, 2005 and March 31, 2006 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2005 and 2006	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	11

Part II -	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits	13

	Signature	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHEMED, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three months ended
	March 31,
	2005	2006
Operating expenses:
Research and development	$257	$325
General and administrative	262	597
Sales and marketing		37
Operating expenses	519	959

Loss from operations	(519)	(959)

Other income/(expense):
Interest income	7
Interest expense	(2)	(2)
Other income/(expense)	5	(2)

Net loss	$(514)	$(961)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	60,331	66,652

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)

	December 31,	March 31,
	2005	2006
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$735	$122
Prepaid expenses and advances	94	242
Total current assets	829	364

Acquired technology, less accumulated amortization	157	140
Furniture and equipment, less accumulated depreciation	104	96
TOTAL	$1,090	$600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$359	$315
Accrued expenses	487	426
Insurance payable		155
Convertible note payable, current portion	40	110
Total current liabilities	886	1,006

Convertible note payable, net of current portion	70
Total liabilities	956	1,006

Stockholders' equity/(deficiency):
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 100,000 issued and outstanding - 66,596 and 66,696	66	67
Additional paid-in capital	44,318	44,738
Accumulated deficit	(44,250)	(45,211)
Total stockholders' equity/(deficiency)	134	(406)
TOTAL	$1,090	$600

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	(In thousands, except for per share data)
	Three Months Ended
	March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(514)	$(961)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	7	8
Amortization of acquired technology	17	17
Stock based compensation		411
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	40	(148)
(Decrease) in accounts payable	(13)	(44)
(Decrease) in accrued expenses	(67)	(60)
Increase in insurance payable		155
Net cash (used in) operating activities	(530)	(622)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	796	9
Net cash provided by financing activities	796	9

Net Increase/(decrease) in cash and cash equivalents	266	(613)
Cash and cash equivalents at beginning of period	1,861	735
Cash and cash equivalents at end of period	$2,127	$122

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)     Basis of Presentation

The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

B)     Stock Based Compensation Plans

At March 31, 2006, the Company has two stock-based compensation plans: 2000 Non-Qualified Stock Option Plan, which may issue options to purchase up to an aggregate of 1,000,000 shares of common stock and the 2001 Non-Qualified Stock Option Plan, which may issue options to purchase up to an aggregate of 10,000,000 shares of common stock. At March 31, 2006, there were 340,000 options available for grant under these plans. Under both of these plans, only non-qualified stock options to purchase shares may be granted. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

In November 2005, the Company's Board of Directors approved the 2006 stock option plan, authorizing the issuance of up to an aggregate of 5,000,000 shares of Common Stock. The 2006 stock option plan provides for the issuance of both non-qualified and incentive stock options. In April 2006, the 2006 stock option plan was approved at the Company’s Annual Meeting of Stockholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards (in thousands, except for per share data):

Three Months Ended March 31, 2005
Reported net loss	$(514)
Stock-based employee compensation expense Included in reported net loss
Stock-based employee compensation determined Under the fair value based method	(41)

Pro Forma net income	$(555)

Loss per common share attributable to common Stockholders (basic and diluted):
As reported	$(0.01)
Pro forma	$(0.01)

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2006	12,081	$0.34	4 Years
Granted	0
Exercised	(100)	0.09
Canceled or expired	0
Outstanding at March 31, 2006	11,981	$0.34	3.24 Years*	$5,697,418

Exercisable at March 31, 2006	10,767	$0.30	3.24Years*	$5,597,418

* During the first quarter 2006, the Company extended the expiration date of various options by one year, with exercise prices ranging from $0.05 - $4.75 and expiration dates ranging from 3/31/06 - 12/27/06, granted to employees, directors, consultants and former employees and directors. As a result of this option modification, the Company recorded an expense of approximately $370,000. The Company also recorded $41,000 in stock compensation expense upon the adoption of SFAS 123R.

The total intrinsic value of options exercised during the three-months ended March 31, 2006 was $66,000.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2006	1,213	$0.60
Granted	0
Canceled or expired	0
Vested	0
Nonvested at March 31, 2006	1,213	$0.60

As of March 31, 2006, there was approximately $258,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over the next 15 months.

The Company did not grant any options in the quarters ended March 31, 2005 and 2006.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

At March 31, 2006, the Company had 175,000 options outstanding which vest upon FDA approval of certain planned products: 125,000 options associated with the PMA approval for REPEL-CV™ Adhesion Barrier and 50,000 options associated with the IND approval of a drug delivery development program. The Company also has 35,000 options that vest upon the one year anniversary of the PMA approval for REPEL-CV. These options have a term ranging from 5 - 10 years and an exercise price range of $0.26 to $2.00. At this time, the Company cannot determine when the FDA approvals will be obtained.

C)     Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the periods ended March 31, 2005 and 2006, the Company recorded amortization of $17,000 and $17,000, respectively.

The fair value of the options to purchase 100,000 shares of common stock issued as a finder’s fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

D)     Insurance Payable

The Company entered into two finance agreements in February and March 2006, payable in monthly installments of $8,900 and $10,900, respectively. The monthly installments are due through November 2006 and carry interest of 6.99% and 6.933%, respectively.

E)     Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants and the conversion of outstanding shares of preferred stock since their inclusion would have been be anti-dilutive.

F)     Exercise of Warrants

In March 2005, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company’s common stock. The warrants were issued in the Series C Convertible Preferred Stock private placement in March 2003.

G)     Exercise of Options

In February 2006, the Company received proceeds of $9,000 from the exercise of options to purchase 100,000 shares of the Company’s common stock.

H)     Subsequent Event

On April 3, 2006, we sold an aggregate of 15,000,000 shares of common stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, we paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent’s election, by issuance of 1,124,000 shares of common stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and we issued to the placement agent warrants to purchase an aggregate of 1,475,000 shares of common stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. We also reimbursed the agent for certain financing-related expenses including legal fees.

In connection with the financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. Pursuant to the investor rights agreement, the Company agreed to file, within 60 days of the closing, a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing or ability to achieve necessary regulatory approvals or market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding the progress, timing and results of the pivotal clinical trial, European clinical study and the Company’s efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support the Company’s activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, for a description of some of these risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

SyntheMed, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company’s licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company’s product development efforts are currently focused on its lead product, REPEL-CV™ Adhesion Barrier, for use in cardiac surgery. In October 2003, the Company initiated the US-based multi-center pivotal clinical trial for REPEL-CV and anticipates the trial to be completed in mid-2006. Assuming a favorable outcome, the Company anticipates submitting the results of the trial to the FDA as a basis for obtaining approval to market REPEL-CV in the United States for use in cardiac surgery.. In February 2006, the Company announced completion of patient enrollment for the multi-center pivotal clinical trial for REPEL-CV. In March 2005, the Company announced the initiation of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe. The Company anticipates receiving, in mid-2006, the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union and in other international markets.

Effective January 1, 2006, the Company adopted SFAS 123R. The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

As of March 31, 2006, there was approximately $258,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 15 months.

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

Results of Operations

The Company incurred research and development expenses of $325,000 for the three month period ended March 31, 2006 compared to $257,000 for the comparable prior year period. The increase in expenditures compared to the prior year is primarily attributable to higher compensation, manufacturing development and product liability insurance expenditures incurred during 2006.

General and administrative expenses totaled $597,000 for the three months ended March 31, 2006, compared to $262,000 for the comparable prior year period. The increase in expenditures compared to the prior year is primarily attributable to the adoption of SFAS 123R and stock-based compensation expense associated with the modification of the term of certain stock options.

The Company incurred sales and marketing expenses of $37,000 for the three months ended March 31, 2006; there were no comparable expenses during the prior year period. These expenses are associated with pre-launch marketing costs in the European markets.

Results of Operations (continued)

There was no interest income during the three months ended March 31, 2006; interest income was $7,000 for the three months ended March 31, 2005. The decrease compared to the prior year is primarily attributable to lower average cash balances.

Interest expense of $2,000 for the three months ended March 31, 2006 was equal to the amount recorded in the comparable prior year period.

The Company’s net loss was $961,000 for the three months ended March 31, 2006. A net loss of $514,000 was recorded for the comparable prior year period. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

The cash balances were $122,000 and $735,000 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the Company had a working capital deficit of $642,000.

Net cash used in operating activities was $622,000 for the three months ended March 31, 2006 as compared to $530,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $961,000 partially offset by the impact of $411,000 in stock-based compensation expenses, primarily due to the adoption of SFAS 123R and the modification of options which extended the exercise period by one year. Net cash used in operating activities for the prior year period was primarily due to a net loss of $514,000.

Net cash provided from financing activities for the three months ended March 31, 2006 was $9,000 as compared to $796,000 for the prior year period. The current and prior year period amounts were primarily attributable to the exercise of outstanding warrants and options.

The Company’s convertible notes payable balance of $110,000 as of March 31, 2006 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

The report of the Company’s independent auditors relating to the 2005 financial statements contains an explanatory paragraph stating that certain conditions raise doubt about the Company’s ability to continue as a going concern. In April 2006, the Company completed a private placement in which it received $6.0 million in gross proceeds in consideration for the issuance of 15.0 million shares of common stock. (See Note G.) Based on the current plan of operation, the Company anticipates that its cash balances at March 31, 2006, together with the funds received from the private placement, should be sufficient to fund cash requirements for at least the next twelve months.

At March 31, 2006, the Company had employment agreements with two executives that expire in May 2006 and March 2009, respectively. Pursuant to these agreements, the Company’s commitment regarding early termination benefits aggregates $380,000 at March 31, 2006.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the chief executive officer and chief financial officer, who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders on April 25, 2006, the following proposals were voted on as follows:

Proposal 1. To approve an amendment to the Company’s Restated Certificate of Incorporation and By-laws providing for the classification of the Company’s Board of Directors into three classes of directors with staggered terms of office, and requiring a two-thirds super-majority stockholder vote for any subsequent amendments thereto, unless approved by at least two-thirds of the directors.

For	Against and Broker Non-Votes	Abstain

14,953,511	32,619,077	262,550

Proposal 2. Election of Directors.

	For	Withheld
David G. P. Allan	47,801,048	34,090
Edward A. Celano	47,780,448	54,690
Barry R. Frankel	47,801,048	34,090
Richard L. Franklin, MD	47,801,048	34,090
Robert P. Hickey	47,780,748	54,390
Walter R. Maupay, Jr.	47,800,848	34,290

Proposal 3. To approve an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 100,000,000 to 150,000,000.

For	Against and Broker Non-Votes	Abstain

37,081,857	10,359,081	394,200

Proposal 4. To approve the Company’s 2006 Stock Option Plan.

For	Against	Abstain

46,957,799	536,789	340,055

Proposal 5. To ratify the appointment of Eisner LLP as the independent registered public accounting firm of the Company.

For	Against	Abstain

36,989,805	22,850	5,500

Item 6. Exhibits

3.1  Amendment, dated April 27, 2006, to the Company’s Restated Certificate of Incorporation.

10.1 Employment Agreement dated March 1, 2006 between the Company and Eli Pines, PhD.

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

SyntheMed, Inc.
(Registrant)
Date: May 10, 2006

/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO

EXHIBIT INDEX

ITEM

3.1 Amendment, dated April 27, 2006, to the Company’s Restated Certificate of Incorporation.

10.1 Employment Agreement dated March 1, 2006 between the Company and Eli Pines, PhD.

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.