Form 10QSB
period 2006-06-30
SyntheMed, Inc.
filed 2006-08-07
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 0-20580

SYNTHEMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Middlesex Essex Turnpike, Suite 210	08830
(Address of principal executive offices)	(Zip Code)

(732) 404-1117
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 82,821,047 shares outstanding at August 4, 2006

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

SYNTHEMED, INC.

INDEX

Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Statements of Operations (unaudited) for the three-month	3
and six-month periods ended June 30, 2005 and 2006

Condensed Balance Sheets as of December 31, 2005 and	4
June 30, 2006 (unaudited)

Condensed Statements of Cash Flows (unaudited) for the	5
six-month periods ended June 30, 2005 and 2006

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	12

Part II - OTHER INFORMATION

Item 5. Other Information	12

Item 6. Exhibits	13

Signature	13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Operating expenses:
Research and development	$364	$563	$694	$888
General and administrative	277	1,223	466	1,820
Sales and marketing		57		94
Operating expenses	641	1,843	1,160	2,802

(Loss) from operations	(641)	(1,843)	(1,160)	(2,802)

Other income/(expense):
Interest income	9	50	16	50
Other income		1		1
Gain on settlement of debt		22		22
Interest expense	(1)	(1)	(3)	(3)
Other income/(expense)	8	72	13	70

Net loss	$(633)	$(1,771)	$(1,147)	$(2,732)

Net loss per common share-basic and diluted	$(0.01)	(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding	66,596	82,289	63,498	74,514

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	June 30,
	2005	2006
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$735	$4,760
Prepaid expenses and deposits	94	147
Total current assets	829	4,907

Acquired technology, less accumulated amortization	157	123
Furniture and equipment, less accumulated depreciation	104	110
TOTAL	$1,090	$5,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$359	$152
Accrued expenses	487	454
Convertible note payable, current portion	40	110
Total current liabilities	886	716

Convertible note payable, net of current portion	70
Total liabilities	956	716

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 66,596 and 82,821	66	83
Additional paid-in capital	44,318	51,323
Accumulated deficit	(44,250)	(46,982)
Total stockholders' equity	134	4,424
TOTAL	$1,090	$5,140

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Six months ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(1,147)	$(2,732)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	15	15
Amortization of acquired technology	34	34
Stock based compensation	10	1,230
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	40	(53)
(Decrease) in accounts payable	(15)	(207)
Increase/(decrease) in accrued expenses	(44)	(33)
Net cash used in operating activities	(1,107)	(1,746)

Cash flows from investing activities:
Purchase of furniture and equipment		(21)
Net cash used in investing activities		(21)

Cash flows from financing activities:
Proceeds from issuance of common stock		5,783
Proceeds from exercise of stock options and warrants	796	9
Net cash provided by financing activities	796	5,792

Net Increase/(decrease) in cash and cash equivalents	(311)	4,025
Cash and cash equivalents at beginning of period	1,861	735
Cash and cash equivalents at end of period	$1,550	$4,760

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Offering costs paid in common shares		$449

See Notes to Condensed Financial Statements

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

At June 30, 2006, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, which may issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, which may issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, which may issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2006, there were 3,931,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, The Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied for the interim period ended June 30, 2005 (in thousands, except for per share data):

Six Months Ended June 30, 2005
Reported net loss	$(1,147)

Stock-based employee compensation expense Included in reported net loss
Stock-based employee compensation determined Under the fair value based method	(347)

Pro Forma net income	$(1,494)

Loss per common share attributable to common Stockholders (basic and diluted):
As reported	$(0.02)
Pro forma	$(0.02)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$.73	$.30

Risk-free interest rates	5.07%	3.80%
Expected option life in years	7-10	7
Expected stock price volatility	99%	100%
Expected dividend yield	-0-	-0-

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2006	12,081	$0.34	4 Years
Granted	1,410	0.80	9.6 Years
Exercised	(100)	0.09
Canceled or expired	0
Outstanding at June 30, 2006	13,391	$0.39	3.9 Years*	$6,028,895

Exercisable at June 30, 2006	12,332	$0.36	3.9 Years*	$5,835,430

* During the six months ended June 30, 2006, the Company extended the expiration date of various options by one year, with exercise prices ranging from $0.05 - $4.75 and expiration dates ranging from 3/31/06 - 12/27/06, granted to employees, directors, consultants and former employees and directors. As a result of this option modification, the Company recorded an expense of approximately $384,000. The Company calculated the incremental value based on the excess of the fair value of the modified award based on circumstances over the fair value of the original option measured immediately before its terms were modified based on current circumstances using the Black Scholes option pricing model.

The total intrinsic value of options exercised during the six-months ended June 30, 2006 was $66,000.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2006	1,214	$0.60
Granted	1,410	0.80
Canceled or expired	0
Vested	1,565	0.68
Nonvested at June 30, 2006	1,059	$0.74

As of June 30, 2006, there was approximately $443,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 15 months.

The Company granted 1,435,000 and 1,410,000 options in the periods ended June 30, 2005 and 2006, respectively.

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

At June 30, 2006, the Company had 175,000 options outstanding which vest upon FDA approval of certain planned products: 125,000 options associated with the PMA approval for REPEL-CV™ Adhesion Barrier and 50,000 options associated with the IND approval of a drug delivery development program. The Company also has 35,000 options that vest upon the one year anniversary of the PMA approval for REPEL-CV. These options have a term ranging from 5 - 10 years from date of grant and an exercise price range of $0.26 to $2.00. At this time, the Company cannot determine when the FDA approvals will be obtained.

C)	Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the periods ended June 30, 2005 and 2006, the Company recorded amortization of $34,000.

The fair value of the options to purchase 100,000 shares of common stock issued as a finder’s fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

D)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

E)	Exercise of Warrants

In March 2005, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company’s common stock. The warrants were issued in the Series C Convertible Preferred Stock private placement in March 2003.

F)	Exercise of Options

In February 2006, the Company received proceeds of $9,000 from the exercise of options to purchase 100,000 shares of the Company’s common stock.

G)	Common Stock

In April 2006, the Company sold an aggregate of 15,000,000 shares of common stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, the Company paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent’s election, by issuance of 1,124,600 shares of common stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and the Company issued to the placement agent warrants to purchase an aggregate of 1,475,000 shares of common stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. The Company paid offering costs of $78,000 including amounts to the placement agent for certain financing-related expenses including legal fees.

In connection with the financing, the Company entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. Pursuant to the investor rights agreement, the Company filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement which has been declared effective.

H)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing or ability to achieve necessary regulatory approvals or market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding the progress, timing and results of the pivotal clinical trial and the Company’s efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support the Company’s activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Registration Statement on Form SB-2 declared effective on August 1, 2006 (No. 333-134746) for a description of some of these risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

SyntheMed, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company’s licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company’s product development efforts are currently focused on its lead product, REPEL-CV™ Adhesion Barrier, for use in cardiac surgery. In October 2003, the Company initiated the US-based multi-center pivotal clinical trial for REPEL-CV and anticipates that the trial will be completed in the third quarter of 2006. Assuming a favorable outcome, the Company anticipates submitting the results of the trial to the FDA as a basis for obtaining approval to market REPEL-CV in the United States for use in cardiac surgery. In February 2006, the Company announced completion of patient enrollment for the multi-center pivotal clinical trial for REPEL-CV. In June 2006, the Company announced the successful completion of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe. At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures. The Company anticipates receiving, in the third quarter of 2006, the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union and in other international markets.

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

Results of Operations

The Company incurred research and development expenses of $563,000 and $888,000 for the three month and six month periods ended June 30, 2006 compared to $364,000 and $694,000 for the comparable prior year periods, respectively. The increases in expenditures compared to the prior year is primarily attributable to higher compensation, manufacturing development and product liability insurance expenditures incurred during 2006.

General and administrative expenses totaled $1,223,000 and $1,820,000 for the three months and six months ended June 30, 2006, compared to $277,000 and $466,000 for the comparable prior year periods, respectively. The increases in expenditures compared to the prior year periods are primarily attributable to non-cash charges of $819,000 and $1,230,000, respectively, associated with the adoption of SFAS 123R stock-based compensation expense and the modification of the term of certain stock options.

Results of Operations (continued)

The Company incurred sales and marketing expenses of $57,000 and $94,000 for the three months and six months ended June 30, 2006; there were no comparable expenses during the prior year period. These expenses are primarily associated with REPEL-CV pre-launch marketing costs in the European markets.

There was interest income of $50,000 for the three months and six months ended June 30, 2006 compared to $9,000 and $16,000 for the comparable prior year periods, respectively. The increases compared to the prior year are primarily attributable to higher average cash balances and higher interest rates.

A gain on settlement of debt of $22,000 was recorded in the three months and six months ended June 30, 2006 associated with the settlement of outstanding trade payables; there were no comparable amounts recorded during the prior year periods.

Interest expense of $1,000 and $3,000 for the three months and six months ended June 30, 2006 was equal to the amounts recorded in the comparable prior year periods, respectively.

The Company’s net loss was $1,771,000 and $2,732,000 for the three months and six months ended June 30, 2006 compared to $633,000 and $1,147,000 for the comparable prior year periods, respectively. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

The cash balances were $4,760,000 and $735,000 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the Company had working capital of $4,191,000.

Net cash used in operating activities was $1,746,000 for the six months ended June 30, 2006 as compared to $1,107,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $2,732,000 partially offset by the impact of $1,230,000 in non-cash expenses comprised of stock-based compensation expenses, primarily due to the adoption of SFAS 123R and the modification of options which extended the exercise period by one year which were partially offset by a reduction of $240,000 in accounts payable and accrued expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,147,000.

Net cash used in investing activities was $21,000 for the six months ended June 30, 2006; there was no comparable figure for the prior year. Net cash used in investing activities was primarily associated with the acquisition of office furniture and computer and telephone equipment.

Net cash provided from financing activities for the six months ended June 30, 2006 was $5,792,000 as compared to $796,000 for the prior year period. The current year amount was comprised of $5,783,000 of net proceeds from the sale of common stock and $9,000 from the exercise of outstanding options; the prior year amount resulted from the exercise of stock options and warrants.

The Company’s convertible notes payable balance of $110,000 as of June 30, 2006 consists of notes with principal amounts of $40,000 and $70,000 maturing on August 6, 2006 and February 22, 2007, respectively.

  The report of the Company’s independent auditors relating to the 2005 financial statements contains an explanatory paragraph stating that certain conditions raise doubt about the Company’s ability to continue as a going concern. In April 2006, the Company completed a private placement in which it received $6.0 million in gross proceeds in consideration for the issuance of 15.0 million shares of common stock. (See Note G of Notes to Condensed Financial Statements.) Based on the current plan of operation, the Company anticipates that its cash balances at June 30, 2006, together with anticipated revenue from sales of REPEL-CV, should be sufficient to fund cash requirements for the next twelve months.

Liquidity and Capital Resources (continued)

As of June 30, 2006, the Company had employment agreements with three executives that expire in September 2006, March 2009 and May 2009, respectively. Pursuant to these agreements, the Company’s commitment regarding cash severance benefits aggregates $458,000 at June 30, 2006. The Company has also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, the Company could become obligated, in addition to certain other benefits, to pay amounts equal to 200% and 150% of such officers’ annual base salaries, respectively, plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 5.	Other Information

On April 25, 2006, the Company’s Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey, the Company’s President, CEO and CFO, and Dr. Eli Pines, the Company’s Vice President and Chief Scientific Officer. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $60,000 and Dr. Pines would be entitled to a maximum cash bonus equal to $35,000, in each case upon satisfaction of specific performance criteria covering a one-year period that began in April 2006 at the time of the Company’s most recent annual meeting. Criteria upon which Mr. Hickey’s bonus would be based include staffing, corporate image, product development and sales and marketing activities. Criteria applicable to Dr. Pines’ bonus include activities relating to ongoing US clinical studies, manufacturing and quality control-related activities, regulatory matters and new product development activities.

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

SyntheMed, Inc. By: /s/ Robert P. Hickey Robert P. Hickey President, CEO and CFO Date: August 7, 2006

EXHIBIT INDEX

ITEM

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.