Form 10QSB
period 2006-09-30
SyntheMed, Inc.
filed 2006-11-06
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                       OR

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


                                 (732) 404-1117
                (Issuer's telephone number, including area code)


      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 Par Value - 82,846,047 shares outstanding at October 26, 2006

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 SYNTHEMED, INC.


                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Statements of Operations (unaudited) for the three-month    3
         and nine-month periods ended September 30, 2005 and 2006

         Condensed Balance Sheets (unaudited) as of December 31, 2005 and      4
         September 30, 2006

         Condensed Statements of Cash Flows (unaudited) for the                5
         nine-month periods ended September 30, 2005 and 2006

         Notes to Condensed Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              14


Part II - OTHER INFORMATION

Item 4.  Exhibits                                                             15

         Signature                                                            15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                 SYNTHEMED, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            (In thousands, except share data)

                                                    Three Months Ended            Nine Months Ended
                                                 -----------------------       -----------------------
                                                       September 30,                September 30,
                                                   2005           2006           2005           2006
Revenue
   Product sales                                 $     --       $     62       $     --       $     62
                                                 --------       --------       --------       --------
      Revenue                                          --             62             --             62

Cost of goods sold                                     --              9             --              9
                                                 --------       --------       --------       --------
                                                       --             53             --             53

Operating expenses:
   Research and development

Operating expenses:
   Research and development                           467            486          1,161          1,598
   General and administrative                         217            322            683          1,918
   Sales and marketing                                 --             35            --             129
                                                 --------       --------       --------       --------
      Operating expenses                              684            843          1,844          3,645
                                                 --------       --------       --------       --------

(Loss) from operations                               (684)          (790)        (1,844)        (3,592)

Other income/(expense):
   Interest income                                      8             41             24             91
   Other income                                        --             --             --              1
   Gain on settlement of debt                          --             --             --             22
   Interest expense                                    (2)            (1)            (5)            (4)
                                                 --------       --------       --------       --------
      Other income/(expense)                            6             40             19            110

Net loss                                         $   (678)      $   (750)      $ (1,825)      $ (3,482)
                                                 ========       ========       ========       ========


Net loss per common share-basic and diluted      $  (0.01)         (0.01)      $  (0.03)      $  (0.05)
                                                 ========       ========       ========       ========

Weighted average shares outstanding                66,596         82,821         64,538         77,313


                   See Notes to Condensed Financial Statements

                                 SYNTHEMED, INC.

                                 BALANCE SHEETS

                                                             (In thousands, except per share data)
                                                                   December 31,   September 30,
                                                                    -----------------------
                                                                      2005           2006
                                                                    --------       --------
ASSETS                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                        $    735       $  3,956
   Accounts Receivable                                                    --             47
   Inventory                                                              --             25
   Prepaid expenses and deposits                                          94            149
                                                                    --------       --------
         Total current assets                                            829          4,177

Acquired technology, less accumulated amortization                       157            106
Furniture and equipment, less accumulated depreciation                   104            114
                                                                    --------       --------
         TOTAL                                                      $  1,090       $  4,397
                                                                    ========       --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    359       $    207
   Accrued expenses                                                      487            395
   Convertible note payable, current portion                              40             70
                                                                    --------       --------
         Total current liabilities                                       886            672

Convertible note payable, net of current portion                          70             --
                                                                    --------       --------
         Total liabilities                                               956            672
                                                                    --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized - 5,000;
      issued and outstanding - none
   Common stock, $.001 par value; shares authorized - 150,000
      issued and outstanding - 66,596 and 82,821                          66             83
   Additional paid-in capital                                         44,318         51,374
   Accumulated deficit                                               (44,250)       (47,732)
                                                                    --------       --------
         Total stockholders' equity                                      134          3,725
                                                                    --------       --------
         TOTAL                                                      $  1,090       $  4,397
                                                                    ========       ========


                   See Notes to Condensed Financial Statements

                                 SYNTHEMED, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   (In thousands, except for per share data)

                                                                               Nine Months Ended
                                                                             ---------------------
                                                                                 September 30,
                                                                             ---------------------
                                                                               2005          2006
                                                                             -------       -------
Cash flows from operating activities:
    Net loss                                                                 $(1,825)      $(3,482)
    Adjustments to reconcile net (loss) to
       net cash used in operating activities:
       Depreciation                                                               23            21
       Amortization of acquired technology                                        51            51
       Stock based compensation                                                   10         1,298
       Changes in operating assets and liabilities:
         (Increase) in Accounts Receivable                                        --           (47)
         (Increase) in Inventory                                                  --           (25)
         Decrease/(increase) in prepaid expenses                                  12           (55)
         (Decrease) in accounts payable                                          (29)         (152)
         Increase / (decrease) in accrued expenses                                18           (92)
                                                                             -------       -------
            Net cash used in operating activities                             (1,740)       (2,483)
                                                                             -------       -------

Cash flows from investing activities:
    Purchase of furniture and equipment                                           --           (31)
                                                                             -------       -------
            Net cash used in investing activities                                 --           (31)
                                                                             -------       -------


Cash flows from financing activities:
    Repayment of Convertible note payable                                         --           (40)
    Proceeds from issuance of common stock                                        --         5,766
    Proceeds from exercise of stock options and warrants                         796             9
                                                                             -------       -------
            Net cash provided by financing activities                            796         5,735
                                                                             -------       -------

Net Increase/(decrease) in cash and cash equivalents                            (944)        3,221
Cash and cash equivalents at beginning of period                               1,861           735
                                                                             -------       -------
Cash and cash equivalents at end of period                                   $   917       $ 3,956
                                                                             =======       =======

Supplemental disclosure of cash flow information
    Non-cash investing and financing activities:
       Offering costs paid in common shares                                       --       $   449


                   See Notes to Condensed Financial Statements

                                 SYNTHEMED, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

A)    Basis of Presentation

      The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

B)    Reclassification

      The Company has reclassified approximately $224,000 from general and administrative to research and development for a non-cash compensation charge recorded at June 30, 2006 associated with the adoption of SFAS 123R, stock-based compensation for the nine months ended September 30, 2006.

C)    Accounts Receivable

      Accounts receivable are stated at net realizable value. In the opinion of management all accounts are fully collectible as of September 30, 2006.

D)    Inventory

      Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method.


                                                    September 30,
                                                    -------------
                                                         2006
                                                    -------------

                  Raw materials                                --
                  Work in process                   $      12,000
                  Finished goods                           13,000
                                                    -------------
                                                           25,000
                  Less allowance for obsolescence              --
                                                    -------------

                                                    $     25,000
                                                    =============


E)    Stock Based Compensation Plans

      At September 30, 2006, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At September 30, 2006, there were 3,681,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

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

      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position
(FSP) No. SFAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied for the interim periods ended September 30, 2005 (in thousands, except for per share data):

                                                   Nine Months     Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       2005            2005
                                                     -------         -------
Reported net loss                                    ($1,825)        ($  678)

Stock-based employee compensation expense
     Included in reported net loss
Stock-based employee compensation determined
     Under the fair value based method               ($  401)        ($   54)
                                                     -------         -------


Pro Forma net loss                                   ($2,226)        ($  732)
                                                     =======         =======

Loss  per common share attributable to common
      Stockholders (basic and diluted):
      As reported                                    ($ 0.03)        ($ 0.01)
      Pro forma                                      ($ 0.03)        ($ 0.01)


      The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                             2006          2005
                                                            ------       ------

Weighted  average  fair  value  at date of  grant  for
options granted during the period                           $ 1.05       $  .30
Risk-free interest rates                                      4.59%         4.0%
Expected option life in  years                                7-10            7
Expected stock price volatility                               98.5%          99%
Expected dividend yield                                        -0-          -0-


      The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2006 (shares in thousands):

                                                                            Weighted
                                                             Weighted        Average
                                                              Average       Remaining       Aggregate
                                                             Exercise      Contractual      Intrinsic
                                              Shares           Price          Term            Value
                                          ------------------------------------------------------------
Number of shares under option plans:
Outstanding at January 1, 2006                 12,181       $     0.34        4 Years               --
Granted                                         1,560             0.79      8.9 Years               --
Exercised                                        (100)            0.09             --               --
Canceled or expired                               (80)            2.00             --               --
                                          ---------------------------
Outstanding at September 30, 2006              13,561       $     0.39     3.2 Years*      $10,544,674
                                          ============================================================

Exercisable at September 30, 2006              12,492       $     0.36     2.7 Years*      $10,091,210
                                          ============================================================

* During the nine months ended September 30, 2006, the Company extended the expiration date of various options by one year, with exercise prices ranging from $0.05 - $4.75 and expiration dates ranging from 3/31/06 - 12/27/06, granted to employees, directors, consultants and former employees and directors. As a result of this option modification, the Company recorded an expense of approximately $384,000. The Company calculated the incremental value based on the excess of the fair value of the modified award over the fair value of the original option measured immediately before its terms were modified based on current circumstances using the Black Scholes option pricing model.

      The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $66,000.

      The following summarizes the activity of the Company's stock options that have not vested for the nine months ended September 30, 2006 (in thousands, except per share data):

                                                           Weighted Average
                                                  Shares    Exercise Price
                                                 --------------------
          Nonvested at January 1, 2006            1,214         $0.60
          Granted                                 1,660          0.79
          Canceled or expired                       (40)         2.00
          Vested                                 (1,765)         0.66
                                                 --------------------
          Nonvested at September 30, 2006         1,069         $0.75
                                                 ====================

      As of September 30, 2006, there was approximately $533,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 24 months.

      The Company granted 1,535,000 and 1,660,000 options in the periods ended September 30, 2005 and 2006, respectively. The Company has recorded a charge of $239,000 and $1,059,000 in research and development and general and administrative expense for the fair value of the options granted for the nine months ended September 30, 2006.

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

      At September 30, 2006, the Company had 135,000 options outstanding which vest upon FDA approval of certain planned products: 85,000 options associated with the PMA approval for REPEL- CV(R) Adhesion Barrier and 50,000 options associated with the IND approval of a drug delivery development program. The Company also has 35,000 options that vest upon the one year anniversary of the PMA approval for REPEL- CV. These options have a term ranging from 5 - 6 years from date of grant and an exercise price range of $0.26 to $2.00. At this time, the Company cannot determine when the FDA approvals, if any, will be obtained.

F)    Acquired Technology

      In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder's fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the nine month periods ended September 30, 2005 and 2006, the Company recorded amortization of $ 51,000.

      The fair value of the options to purchase 100,000 shares of common stock issued as a finder's fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

G)    Convertible Promissory Notes

      In August 2006, the Company repaid $40,000 of it's 5-year, 6.5% convertible promissory note to Dimotech, Ltd. The Company's convertible note payable balance of $70,000 as of September 30, 2006 reflects a note that matures on February 1, 2007.

H)    Net Loss Per Common Share

      Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)    Exercise of Warrants

      In March 2005, the Company received proceeds of $796,000 from the exercise of warrants to purchase 6,634,000 shares of the Company's common stock. The warrants were issued in the Series C Convertible Preferred Stock private placement in March 2003.

J)    Exercise of Options

      In February 2006, the Company received proceeds of $9,000 from the exercise of options to purchase 100,000 shares of the Company's common stock.

K)    Common Stock

      In April 2006, the Company sold an aggregate of 15,000,000 shares of common stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, the Company paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent's election, by issuance of 1,124,600 shares of common stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and the Company issued to the placement agent warrants to purchase an aggregate of 1,475,000 shares of common stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. The Company paid offering costs of $78,000 including amounts to the placement agent for certain financing-related expenses including legal fees.

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

L)    Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board ("FASB") has issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" ("FIN 48"), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

M)    Revenue Recognition Policy

      The Company recognizes revenue when the amounts become fixed and determinable. Revenue is recognized when product is shipped to customers. Terms of sale are "f.o.b. shipping point" with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product. The responsibility for the replacement cost of a defective product lies with the contract manufacturer if the defect is related to a quality issue. The responsibility for the replacement cost of a product damaged during shipment lies with the freight carrier contracted by the customer.

N)    Cost of Goods Sold

      The initial quantities of finished goods sold do not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. The Company still has remaining raw material that was previously expensed as research and development which will be depleted over the next year.

      The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw material had been included in finished goods inventory for the interim period ended September 30, 2006 (in thousands):

                                            Nine Months Ended
                                            September 30, 2006
                                            ------------------
                 Reported Net sales          $  62        100%


                 Pro forma COGS                 17         27%
                                             -----
                 Pro forma Gross Profit      $  45         73%
                                             =====

O)    Subsequent Events

      On October 5, 2006, the Company received proceeds of $5,000 upon the exercise of 25,000 common stock options exercisable at $0.20 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Certain statements in this Report under this Item 2 and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing or ability to achieve necessary regulatory approvals or market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding the Company's efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support the Company's activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and Registration Statement on Form SB-2 declared effective on August 1, 2006 (No. 333-134746) for a description of some of these risks and uncertainties. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

      SyntheMed, Inc. is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on the Company's licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The Company's product development efforts are currently focused on its lead product, REPEL - CV Adhesion Barrier, for use in cardiac surgery.

      In September 2006, the Company reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions (scar tissue). The Company feels confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. The Company plans to incorporate the results of this trial into the Premarket Approval (PMA) submission to the FDA as a basis for obtaining approval to market REPEL- CV in the United States for use in cardiac surgery.

      In June 2006, the Company announced the successful completion of a multi-center clinical study for REPEL- CV involving several leading cardiac surgery centers in Europe. At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures. In August, 2006 the Company received the CE Mark approval to market REPEL- CV for use in cardiac surgery within the European Union (EU) and in other international markets. In September 2006, the Company launched REPEL-CV for sale in the EU and certain southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.

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

Results of Operations

      Revenue for the three month and nine month periods ended September 30, 2006 of $62,000, is attributable to the product sales of the REPEL-CV. The product sales for the three months ended September 30, 2006 is attributable to the launch of REPEL-CV within the European Union and in other international markets following the receipt of the CE Mark in August, 2006. There was no revenue reported for the comparable periods ended September 30, 2005.

      Cost of goods sold of $9,000 for the three month and nine month periods ended September 30, 2006, reflects costs to process and package the REPEL-CV into saleable form. The cost of the raw material is not included as part of the cost of goods sold or inventory cost as this was previously expensed as research and development expense in prior periods. There was no cost of goods sold reported for the comparable period ended September 30, 2005. (See Note N of Notes to Condensed Financial Statements.)

      The Company incurred research and development expenses of $486,000 and $1,598,000 for the three month and nine month periods ended September 30, 2006 compared to $467,000 and $1,161,000 for the comparable prior year periods, respectively. The increases in expenditures for the nine month period ended September 30, 2006 compared to the prior year is primarily attributable to a non-cash charge of $239,000 associated with adoption of SFAS 123R, stock-based compensation expense and higher compensation, manufacturing development and product liability insurance expenditures incurred during 2006.

      General and administrative expenses totaled $322,000 and $1,918,000 for the three months and nine months ended September 30, 2006, compared to $217,000 and $683,000 for the comparable prior year periods, respectively. The increases in expenditures compared to the prior year periods are primarily attributable to non-cash charges of $53,000 and $1,059,000, respectively, associated with the adoption of SFAS 123R, stock-based compensation expense and the modification of the term of certain stock options. (See Note E of Notes to Condensed Financial Statements.)

      The Company incurred sales and marketing expenses of $35,000 and $129,000 for the three months and nine months ended September 30, 2006; there were no comparable expenses during the prior year period. These expenses are primarily associated with REPEL- CV pre-launch marketing costs in the European Union and other international markets.

      There was interest income of $41,000 and $91,000 for the three months and nine months ended September 30, 2006, compared to $8,000 and $24,000 for the comparable prior year periods, respectively. The increases compared to the prior year are primarily attributable to higher average cash balances and higher interest rates.

      A gain on settlement of debt of $22,000 was recorded in the nine months ended September 30, 2006 associated with the settlement of outstanding trade payables; there were no comparable amounts recorded during the prior year periods.

      Interest expense of $1,000 and $4,000 for the three months and nine months ended September 30, 2006 compared to $2,000 and $5,000 for the comparable prior year periods, respectively.

      The Company's net loss was $750,000 and $3,482,000 for the three months and nine months ended September 30, 2006, compared to $678,000 and $1,825,000 for the comparable prior year periods, respectively. The Company expects to incur losses in future periods.

Liquidity and Capital Resources

      The cash balances were $3,956,000 and $735,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the Company had working capital of $3,505,000.

      Net cash used in operating activities was $2,483,000 for the nine months ended September 30, 2006, as compared to $1,740,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $3,482,000 partially offset by the impact of $1,298,000 in non-cash expenses comprised of stock-based compensation expenses, primarily due to the adoption of SFAS 123R and the modification of options which extended the exercise period by one year, which were partially offset by a reduction of $244,000 in accounts payable and accrued expenses

Liquidity and Capital Resources (continued)

and increases of $127,000 in accounts receivable, inventory and prepaid expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $1,825,000.

      Net cash used in investing activities was $31,000 for the nine months ended September 30, 2006; there was no comparable figure for the prior year. Net cash used in investing activities was primarily associated with the acquisition of office furniture and computer and telephone equipment.

      Net cash provided from financing activities for the nine months ended September 30, 2006 was $5,735,000, as compared to $796,000 for the prior year period. The current year amount was comprised of $5,766,000 of net proceeds from the sale of common stock and $9,000 from the exercise of outstanding options offset by the repayment of a $40,000 convertible promissory note that matured in August 2006; the prior year amount resulted from the exercise of stock options and warrants.

      The Company's convertible notes payable balance of $70,000 as of September 30, 2006 reflects a note that matures on February 1, 2007.

      The report of the Company's independent auditors relating to the 2005 financial statements contains an explanatory paragraph stating that certain conditions raise doubt about the Company's ability to continue as a going concern. In April 2006, the Company completed a private placement in which it received $6.0 million in gross proceeds in consideration for the issuance of
15.0 million shares of common stock. (See Note G of Notes to Condensed Financial Statements.) Based on the current plan of operation, the Company anticipates that its cash balances at September 30, 2006, together with anticipated revenue from sales of REPEL- CV, should be sufficient to fund cash requirements through mid-2007. The Company will be required to raise substantial additional funds to support the commercialization of REPEL-CV and to continue the clinical development and commercialization of its other proposed products. There can be no assurance that such arrangements or financings will be available as needed or on terms acceptable to the Company.

      As of September 30, 2006, the Company had employment agreements with four executives that expire in September 2007, March 2009 and May 2009, respectively. Pursuant to these agreements, the Company's commitment regarding cash severance benefits aggregates $514,000 at September 30, 2006. The Company has also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, the Company could become obligated, in addition to certain other benefits, to pay amounts equal to 200% and 150% of such officers' annual base salaries, respectively, plus the greater of the prior year's cash bonus or current year's target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

      In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                      SyntheMed, Inc.


                                                      By: /s/ Robert P. Hickey
                                                          --------------------
                                                      Robert P. Hickey
                                                      President, CEO and CFO
                                                      Date:  November 3,  2006

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