Form 10KSB
period 2006-12-31
SyntheMed, Inc.
filed 2007-03-12
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________ to ______________________

COMMISSION FILE NUMBER: 0-20580

SYNTHEMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Middlesex Essex Turnpike, Suite 210
Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

(732) 404-1117
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK--PAR VALUE $.001 PER SHARE
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB, contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The issuer’s revenue for its fiscal year ended December 31, 2006 was $142,200.

The aggregate market value of the common equity held by non-affiliates of the registrant as of February 23, 2007 was approximately $59.9 million.

As of February 23, 2007, 83,021,479 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

INTRODUCTORY NOTE

Certain statements in this report under the caption “Management’s Discussion and Analysis or Plan of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of our company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in this report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

General

We are a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on our licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our product development efforts are currently focused on our lead product, REPEL-CV®, a bioresorbable adhesion barrier intended for use in cardiac surgery.

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions (scar tissue). We feel confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. We have incorporated the results of this trial into the Premarket Approval (PMA) submission documentation for the United States Food and Drug Administration (“FDA”) as a basis for obtaining approval to market REPEL- CV in the United States for use in all cardiothoracic surgical procedures. Pending FDA approval, we plan to launch REPEL-CV in the US through a direct sales effort in the later half of 2007.

In August, 2006 we received the CE Mark approval to market REPEL- CV for use in cardiac surgery within the European Union (EU) and in other international markets. In September 2006, we launched REPEL-CV for sale in the EU and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.

In June 2006, we announced the successful completion of a multi-center clinical study for REPEL- CV involving several leading cardiac surgery centers in Europe. At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures.

In April 2006, we sold an aggregate of 15,000,000 shares of Common Stock in a private placement at a purchase price of $.40 per share, resulting in net cash proceeds of $5,765,000. In December 2006, we received $456,000 from the sale of certain New Jersey state tax losses.

Our bioresorbable polymer technology is based on a proprietary group of polymers. We believe that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility and strength. Unlike many other polymer systems that may cause untoward tissue responses, polymers derived from our proprietary polymer technology are highly biocompatible. In addition to products for the prevention or reduction of post-operative adhesions, we believe that potential medical applications for our polymer technology include resorbable sutures, stents, coatings for implantable devices and drug delivery systems.

Certain Historical Activities

In March 2003, we completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, “Phairson”), in exchange for the issuance of 6,895,561 shares of our restricted Common Stock. The assets comprise a series of United

States and foreign patent applications as well as scientific and clinical documentation that provides us a second platform technology for future product development. We also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, we are required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If we fail to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, we are obligated to negotiate a return of the technology to the university. Management believes that our development efforts to date have met the requirements of the agreement. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhances our broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. Certain stockholders of Phairson have participated in prior financings of our Company, and Richard Franklin, our Chairman, is a stockholder and has served as CEO of Phairson. In connection with the acquisition, we granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of our Company.

We previously developed and marketed the Sure-Closure SystemTM, a disposable wound closure device. In July 1994, we sold the Sure-Closure System to MedChem Products, Inc. (“MedChem”) which was subsequently acquired by C.R. Bard, Inc. (“C.R. Bard”). In October 1997, Zimmer Orthopaedics acquired the Sure - Closure System from C.R. Bard. We received a 10% royalty on all net sales of the Sure-Closure System products through June 30, 2004. In September 2004, we recorded royalty income of $174,000. This income was associated with the write off of the remaining balance of deferred royalty income upon the expiration of the royalty period of the underlying agreement. The Sure-Closure System was invented at the Rambam Medical Center, an affiliate of Technion-Israel Institute of Technology in Haifa, Israel and the intellectual property rights relating thereto were assigned to us in 1992.

We are a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd. We changed our name to Life Medical Sciences, Inc. in June 1992 and to SyntheMed, Inc. in May 2005. In April 2006, we increased the number of our authorized shares of Common Stock from 100,000,000 to 150,000,000.

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

According to industry data, adhesions occur in approximately 93% of abdominal surgeries, between 55% and 100% of gynecologic operations and in virtually every open-heart procedure. Adhesion formation after open-heart surgical procedures is a well-documented, significant complication at the point of performing a secondary procedure. Secondary procedures (re-do’s) account for 15-20% of the approximately 500,000 open-heart surgeries performed annually in the United States. Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open-heart surgical procedure. These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure. There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

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

Since it is not possible to predict which patients will develop adhesion related complications, we believe that most surgeries will benefit from routine use of our adhesion prevention products. We believe that current products for the prevention or reduction of adhesions in gynecologic and general surgery are limited by various shortcomings including: (i) undesirable handling characteristics in the surgical environment, (ii) diminished efficacy in the presence of blood, (iii) inability to be used in laproscopic procedures, and (iv) failure to be absorbed. We believe that our products under development may not suffer from some if not all of these shortcomings and as a result may become the preferred method of treatment for the prevention or reduction of adhesions. In addition, some resorbable polymers may form particles or breakdown products as they degrade which could lead to untoward biological effects or may actually cause adhesions. We believe that our products will provide an additional clinical benefit in that they have been shown to uniformly dissolve without forming particles or breakdown products.

Products and Proposed Products

Set forth below is a chart summarizing our products and their stage of development, followed by a more detailed description of each product.

Product	Potential Therapeutic Application	Status	Est. Annual Market Potential*
REPEL-CV Barrier Film	Preventing or reducing post-operative surgical adhesions in open heart surgical procedures.	Positive Pivotal Trial Results CE Mark (EU) Approval Marketed outside US	$300 Million
REPEL-AFIB™ Drug Delivery	Intraoperative prevention of surgically-induced atrial fibrillation.	Preclinical development	$1 Billion
REPEL™ Barrier Film	Preventing or reducing post-operative surgical adhesions in gynecological and general surgical procedures.	IDE approval for a pivotal clinical trial in gynecological procedures. Project on hold.	$100 Million
RESOLVE™ Viscous Solution	Preventing or reducing post-operative surgical adhesions in gynecological and general abdominal surgery.	Preclinical development	$400 Million
RELIEVE™ Viscous Gel	Preventing or reducing post-operative surgical adhesions in orthopedic and spinal surgery.	Preclinical development	$300 Million

*	Extrapolated from industry data.

REPEL-CV

REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure to reduce the formation of post-operative adhesions (scar tissue). In August, 2006 we received the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union (EU) and in other international markets. In September 2006, we launched REPEL-CV for sale in the EU and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons. Our ability to market REPEL-CV in the United States is subject to approval by the FDA of a PMA submission incorporating the results of the pivotal trial discussed below.

Pivotal Trial

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. We feel confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005.

European Clinical Study

In June 2006, we announced the successful completion of a multi-center clinical study for REPEL- CV involving several leading cardiac surgery centers in Europe. At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures.

Previous Studies

In March 2003, we completed a feasibility clinical trial for REPEL-CV in open heart surgical procedures. This trial commenced during the first quarter of 2002 and patient enrollment was completed during the third quarter of 2002. This trial provided initial information on the effectiveness of REPEL-CV in reducing the formation of post-operative adhesions in open heart surgical procedures as well as additional safety data. In February 2000, we concluded a multi-center, randomized, controlled U.S. pilot clinical trial for REPEL-CV in open heart surgical procedures. In the pilot clinical trial, REPEL-CV was rated safe and well tolerated when compared to the control of standard surgical technique. REPEL-CV was evaluated in a series of pre-clinical studies which were conducted at the University of Southern California and at New York Presbyterian Medical Center. Throughout these studies, REPEL-CV was rated as safe and well-tolerated and was shown to virtually prevent the formation of adhesions to the surface of the heart.

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

Similar to drug eluding stents used in angioplasty procedures, REPEL-AFIB comprises a site-specific drug delivery vehicle, in this case in the form of a bioresorbable film similar to REPEL-CV, which is impregnated with an anti-arrythmic drug which is designed to be placed on the surface of the heart during the open heart surgical procedure. The objective is to deliver the drug to the heart tissue as the film resorbs thereby preventing the onset of atrial fibrillation. If successful, the use of REPEL-AFIB could reduce the patient risk associated with atrial fibrillation and eliminate the costs associated with systemic drug delivery and increased patient monitoring. We have evaluated prototype films in preclinical screening studies and intend to conduct further product development.

REPEL

REPEL adhesion barrier film was the first in the series of bioresorbable adhesion prevention products from our patented platform technology. REPEL was tested in a series of pre-clinical studies at the University of Southern California in which its efficacy was evaluated in controlled, blinded, randomized studies. These studies demonstrated that REPEL either completely eliminated or substantially reduced the formation of adhesions in the peritoneal cavity in such industry standard models as de novo adhesion formation, adhesion reformation and adhesion formation in the presence of blood. Throughout these studies, REPEL was assessed as safe and biocompatible and resorbed without complication. In conjunction with an Investigational Device Exemption (IDE) submission to the FDA, REPEL was rated safe in an extensive series of non-clinical toxicologic and hematologic studies.

During 1997, a pilot clinical trial was conducted on REPEL in gynecological surgery, at several sites in the United States. The trial was designed to test the safety and efficacy of REPEL when applied to the anterior and posterior surfaces of the uterus during myomectomies by laparotomy. REPEL was rated safe and well tolerated as well as being greater than twice as effective in reducing adhesion formation compared to the control of standard surgical technique. The most striking result of the trial was the reduction in the extent of adhesion formation on the posterior surface of the uterus, where adhesions are more extensive, clinically relevant and difficult to address. On the posterior surface, the median extent of adhesions in the REPEL patients was less than 25%, whereas the control patients’ median extent was greater than 75%. Based on these results, FDA has granted approval to initiate the pivotal clinical trial. Initiation of this trial has been deferred due to our limited financial resources and emphasis on other development programs and commercialization of REPEL-CV.

RESOLVE

We plan to address the market opportunity associated with the incidence of post-operative adhesion formation in gynecologic and general abdominal surgery through the development of viscous solutions derived from our proprietary bioresorbable polymer technology. The objective is to provide surgeons with products that are effective in reducing the extent and severity of adhesions and are easy to use in both open and less-invasive surgical procedures.

We have been evaluating bioresorbable materials that coat tissue surfaces as a means of providing broad-based versus site specific protection against adhesion formation. This approach has particular application in gynecological and general abdominal surgery due to the “bowl shaped” anatomical configuration of the peritoneal cavity. The viscous solutions would be used as an instillate that is poured (open procedures) or injected (laparoscopic procedures) into the peritoneal cavity at the conclusion of the procedure to coat and lubricate the tissue surfaces thereby protecting the organs from adhesion formation. The viscous solutions would continue to recoat the traumatized tissue surfaces as the patient is ambulated during the immediate post-operative recovery phase.

In previous preclinical studies, a number of formulations of these instillate materials had been evaluated during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible, these materials proved to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these pre-clinical studies. This development program was recently reactivated and additional preclinical studies are underway.

RELIEVE

Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products have been under development through pre-clinical studies. Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery. We are attempting to exploit our proprietary bioresorbable reverse thermal gel polymer technology in the development of viscous gels for these indications. The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the temperature of internal tissue surfaces. We are continuing to evaluate prototype materials based on our technology in preclinical surgical models.

Our Polymer Technology

Our bioresorbable polymer technology is based on a proprietary group of polymers. We believe that these polymers display desirable properties which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility and strength. Unlike many other polymer systems that may cause untoward tissue responses, polymers derived from our proprietary polymer technology are highly biocompatible. The acquisition of the polymer technology assets from Phairson in March 2003 provided us with a second distinct family of polymer materials which have demonstrated positive results in preliminary pre-clinical adhesion prevention studies. In addition to products for the prevention or reduction of post-operative adhesions, we believe that potential medical applications for our polymer technology include resorbable sutures, stents, coatings for implantable devices and drug delivery systems.

We incurred expenses of $2,163,000 in 2006, $1,524,000 in 2005 and $1,382,000 in 2004 on company-sponsored research and development activities. Our research and development activities are currently conducted through arrangement with various consultants, companies and institutions in the United States, Europe and Israel.

Yissum Agreement

Our principal polymer technology was developed at the Hebrew University of Jerusalem. We entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated

June 14, 1991, as amended (the “Yissum Agreement”), pursuant to which we agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum assigned to us their worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by us, except as set forth below. We are permitted to grant licenses of our polymer technology upon certain terms and conditions. We have agreed to favorably consider manufacturing in Israel products resulting from our polymer technology and to explore opportunities to do so.

In consideration for the assignment of the patents and the patent applications, the granting of the licensing rights and the know-how, the research that Yissum agreed to procure pursuant to the Yissum Agreement and Yissum's performance of its obligations thereunder, we paid Yissum a fixed fee of $750,000 and are obligated to pay a royalty of five percent of all net sales of our products under the Yissum Agreement up to a maximum amount of $5,500,000 in royalties during the term of the Yissum Agreement. We continue to fund and conduct research programs through Yissum under the Yissum Agreement.

The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach theYissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002. Subsequently, the agreement was amended to permit us additional time to achieve product commercialization and minimum net sales. As amended, if we fail to achieve $1,000,000 in net sales or income, Yissum is nevertheless prohibited from terminating the agreement or contracting with others regarding the subject matter thereof during the ensuing year, provided we pay minimum annual royalties to Yissum in the amount of $50,000 for each of performance years 2001 through 2004, and $100,000 for each of performance years 2005 and 2006 which protects our technology licensing agreement through fiscal year 2007. Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above. Because we have not yet reached the minimum annual net sales or income threshold, the previously referenced minimum royalty payments were made to Yissum. We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications licensed by Yissum to us will revert in full to Yissum.

Government Regulation

Our research and development activities and the production and marketing of our products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and other countries. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies

US Food and Drug Administration

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

In order to obtain FDA approval of a new drug, a biologic or device, companies must submit proof of safety and efficacy. In most cases such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals which could delay or preclude us from marketing any product we may develop. The FDA may also require postmarketing testing and surveillance of approved products, or place other conditions on the approvals.

Devices

The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as guidelines and postmarket surveillance. Class III devices, which are typically invasive or life-sustaining products, or new products never before marketed, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. REPEL-CV and other products currently under development utilizing our polymer technology are classified as Class III devices, requiring a PreMarket Approval (“PMA”) application review process prior to commercial distribution in the United States.

A PMA application must be supported by extensive data, including preclinical and human clinical trial data, as well as extensive literature, to prove the safety and efficacy of the device. Upon receipt, the FDA conducts a preliminary review of the PMA application. If sufficiently complete, the submission is declared fileable by the FDA. By law, the FDA has 180 days to review a PMA application once it is filed, although PMA application reviews more often occur over a significantly protracted time period. A number of devices for which FDA marketing clearance has been sought have never been cleared for marketing.

If human clinical trials of a proposed device are required and the device presents a “significant risk,” the manufacturer or distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing. If the IDE application is approved, human clinical trials may begin at a specified number of investigational sites with the number of patients approved by the FDA.

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

Third Party Reimbursement

Successful commercialization of our proposed products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid, and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payers and may depend on the setting in which a product is used.

Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to the surgeons’ request for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

Patents and Proprietary Rights

In connection with the polymer technology under license from Yissum, we currently hold ten United States patents, two European patents, one Australian patent and one Canadian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. Among the claims referenced in our patents are claims pertaining to:

•
novel bioresorbable polymeric compounds of specified chemical structure and medical articles, including sutures and prosthetic devices, made from these materials as well as methods for making these materials;

•	novel polyurethane polymeric compounds of specified chemical structure and medical articles, including sutures and wound and burn dressings made from these materials;
•	novel bioresorbable polymer compounds of specified chemical structure and their use in post-operative adhesion prevention;
•	novel bioresorbable polymeric compositions based on AB polyester diblocks and triblocks;
•	and novel polymeric compositions with reverse thermal gel properties.

These patents are scheduled to expire on various dates from 2008 through 2023. In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer. We also have numerous patent applications pertaining to various novel bioresorbable polymeric compounds and, in certain instances, their use in post-operative adhesion prevention on file with the US and international patent agencies.

Competition

 Our adhesion prevention products are expected to compete with various currently marketed products such as InterceedTM, a product of Johnson & Johnson, SeprafilmTM, a product of Genzyme, Adhibit™, a product of Angiotech Pharmaceuticals, Inc., CardioWrap™, a product of Mast Surgical, Adept™, a product of ML Labs Ltd. and GoretexTM, a product of WL Gore. Several other companies including, Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc., LifeCore Biomedical, Inc and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. Our products are being positioned to compete in a market where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition. Our lead product, REPEL-CV, is currently being sold in the European Union and certain southeast Asian markets where several of the above, mentioned products are approved for the same indication.

Manufacturing

We do not have our own manufacturing facilities and do not currently intend to undertake the manufacture of our products. REPEL-CV is manufactured by a series of three independent contract manufacturers with whom we have established validated manufacturing procedures and interim supply agreements for the production of the polymer resin, polymer sheet stock and finished product, respectively. The contract manufacturers are responsible to procure, test and inspect all component materials used in the production of our proposed products. The contract manufacturers rely on various sources, approved by us, for the raw materials and components. We believe that alternative sources for these raw materials and components are available. We seek to ensure that our products are manufactured in compliance with regulatory requirements and internally-established specifications. We utilize independent testing facilities to evaluate products produced by the manufacturers for quality assurance purposes. We believe we currently have sufficient manufacturing capacity to allow for production of REPEL-CV in quantities sufficient to support anticipated commercial needs.

Ongoing monitoring of the contract manufacturers performance is an integral part of our quality system. This includes active participation during production and scheduled on site audits of all elements of vendor quality controls. In August 2006, in connection with obtaining CE Mark approval for REPEL-CV, we received certification of our quality management system to ISO 13485:2003.

Marketing and Sales

We are pursuing a varied sales and marketing strategy that is intended to be responsive to the competitive and practical implications inherent in each market environment. In the European Union and other international markets, REPEL-CV is being marketed by a network of independent distributors experienced at marketing cardiac devices to the cardiothoracic surgeon. Specific performance criteria are incorporated in our agreements with distributors to measure the level of emphasis and effectiveness of the sales efforts. At this time, we do not feel that we have created a dependence on any single customer, the loss of which would result in a material adverse effect on our business.

In the United States, subject to obtaining FDA marketing approval for REPEL-CV, we plan to establish our own direct sales organization in response to the concentration of cardiac surgical procedures among a limited number of large metropolitan hospitals.

Human Resources

As of February 2007, we employed four full-time employees. Subject to availability of sufficient financing and a positive FDA regulatory review of the REPEL-CV PMA, we intend to increase the number of full-time employees during 2007 as we prepare to launch REPEL-CV in the United States.

Our Executive Officers

The Company's executive officers are as follows:

Name	Age	Positions with the Company

Robert P. Hickey	61	President, CEO & CFO

Eli Pines, Ph.D	61	Vice President and Chief Scientific Officer

Robert P. Hickey has served as our President and Chief Executive Officer since May 1996, Chief Financial Officer since March 2000 and as a Director since August 1996. From May 1994 until joining our company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson.

Eli Pines, Ph.D. has served as our Vice President and Chief Scientific Officer since March 2003 and prior thereto from June 1995 to July 2000. From July 2000 to February 2003, Dr. Pines continued his relationship with us in a consulting capacity. From June 1992 to June 1995, Dr. Pines served as vice president and chief technical officer for Fibratek, Inc., a biopharmaceutical company engaged in research, development and production of medical products. Prior to joining Fibratek, Inc., Dr. Pines was employed for seventeen years by Johnson & Johnson, where his last position was director of new products research and development with worldwide responsibilities for the Surgical Specialty Division of Johnson & Johnson Medical, Inc. Dr. Pines received a BS in Chemistry from Brooklyn College in 1968, a Ph.D. in Biophysics from Syracuse University in 1972 and conducted post doctoral research in Biochemistry at The Rockefeller University from 1972 to 1974.

Consultants and Advisors

We utilize various consultants and advisors for research, development and testing of our technologies and products. We periodically confer with such consultants and advisors as necessary to discuss research, development and testing strategies and specific details of certain projects. Certain of the listed consultants and advisors have entered into agreements specifying the terms and scope of their individual advisory relationship with us. We do not believe that termination of any individual consulting or advisory agreement would materially affect our business. None of the consultants or advisors are employed by us and, therefore, may have commitments to, or consulting or advisory contracts with, other entities which may compete with their obligations to us. Our consultants and advisors are as follows:

Daniel Cohn, Ph.D.
Dr. Daniel Cohn is Professor of Biomaterials Science and Head of the Biomedical Polymers Research Group, Casali Institute of Applied Chemistry, Hebrew University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed our polymer technology.

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

Gere S. diZerega, M.D.
Dr. Gere S. diZerega is Professor, Department of Obstetrics and Gynecology at Women’s’ Hospital, University of Southern California Medical Center. Dr. diZerega’s areas of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.

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

Eric A. Rose, M.D.
Dr. Eric A. Rose is Chairman, Department of Surgery at College of Physicians & Surgeons of Columbia University, New York; Surgeon-in-Chief of Columbia-Presbyterian Medical Center, New York; and Director, Cardio-Thoracic Services at St. Michael’s Medical Center, Newark, New Jersey.

Samuel Weinstein, M.D.
Dr. Samuel Weinstein is Director, Pediatric Cardiothoracic Surgery at The Children’s Hospital of Montifiore Medical Center, New York. His research interests include hypoplastic left heart syndrome, Marfan’s disease and cryoablation in Fontan revision procedures.

Risks Related to Our Business

We Have a History of Operating Losses and May Never Achieve Profitability

Our operations in recent years have consisted primarily of research, development and testing of our technologies and product candidates. We have incurred significant net losses since inception. We had net losses of $2,148,000 in 2005 and $3,895,000 in 2006. At December 31, 2006, we had an accumulated deficit of $48,145,000. We currently have no products approved for marketing in the United States and only recently began marketing REPEL-CV overseas. We expect to incur additional losses in connection with our research and development activities, as well as our efforts to commercialize REPEL-CV. Our ability to achieve profitability is dependent on obtaining regulatory approval to market REPEL-CV, and successfully commercializing REPEL-CV, in the United States and on successfully developing, manufacturing and marketing other product candidates. Accordingly, the extent of future losses and our ability to achieve profitability is uncertain. We may never achieve or sustain a profitable level of operations.

We Are Substantially Dependent on REPEL-CV to Generate Revenue

Other than REPEL-CV, we have no product or product candidates in a commercialization or pre-commercialization stage of development. Our product candidates will require significant further research, development and testing, including extensive clinical testing and regulatory approval, prior to commercial use. We have only recently begun marketing REPEL-CV in Europe. Sale of REPEL-CV in the United States is contingent upon attaining FDA approval, the timing and certainty of which cannot be predicted. Our ability to generate meaningful revenue from REPEL-CV will be dependent on a variety of factors, many of which are beyond our control. These include:

•	Obtaining necessary FDA and foreign regulatory approvals;

•	Establishing and maintaining satisfactory manufacturing, marketing and distribution arrangements;

•	Degree of market acceptance;

•	Level of reimbursement by government and third party payors; and

•	Competition.

If we are not able to adequately address these risks, we may not be able to achieve revenue in the time frame anticipated, if at all.

Risk that Technologies or Proposed Products Will Never Be Successfully Developed

Certain of our polymer technology and proposed products are still under development and are subject to the risks of failure inherent in the development of new technologies and products based on new technologies. Our polymer technology and proposed products will require significant further research, development and testing, including extensive clinical testing and regulatory approval, prior to commercial use. No assurance can be given that such proposed products will prove to be safe, efficacious and non-toxic, receive requisite regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufactured on a large scale, be economical to market, be accepted by the marketplace, or generate sufficient revenues to support future research and development programs.

If we fail to obtain and maintain the regulatory approvals or clearances necessary to make or sell our products, sales could be delayed or never realized

The jurisdictions in which we market and plan to market REPEL-CV regulate this product as a medical device, and we anticipate that many if not all of our other product candidates would be similarly regulated. In most circumstances, we, as well as our manufacturers, distributors and agents, must obtain regulatory clearances, approvals and certifications and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory clearances, approvals and certifications necessary to make or market our products in our targeted markets. Moreover, regulatory clearances, approvals and certifications that are obtained may involve significant restrictions on the applications for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory clearances, approvals and certifications. If we do not obtain or maintain regulatory clearances, approvals and certifications to enable us to make or market our products in the United States or elsewhere, or if the clearances, approvals and certifications are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we intend to market our products are summarized below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. In October 2003, we initiated a US-based multi-center pivotal clinical trial on REPEL-CV for use in cardiac surgeries. The pivotal clinical trial was completed in September 2006. A number of companies in our industry have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. We cannot assure investors that the data from the trial will support FDA clearance or approval to market this product for the designated use. Failure to obtain FDA marketing clearance or approval will result in our inability to sell REPEL-CV in the United States, which may cause us to need capital sooner than anticipated.

We manufacture REPEL-CV in the United States through outside third-party contract manufacturers. Manufacturers of medical devices are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. REPEL-CV, as well as any other products that we manufacture or distribute in the United States, will be subject to extensive ongoing regulation by the FDA.. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States is subject to regulatory approvals or clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval or clearance by foreign government authorities is uncertain and can be expensive. Our ability to market our product candidates could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE Certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Certification enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards. In August 2006 we received a CE Certification for the use of REPEL-CV in cardiac surgeries. There can be no assurance that we will receive CE Certification for any indication other than cardiac surgeries or that we will receive CE Certifications for any of our other product candidates.

We Will Need Additional Capital to Fund Our Plan of Operations; Going Concern Emphasis in Auditor’s Report

Our existing cash, cash equivalents and short-term investments, together with anticipated revenue from operations, is not sufficient to fund our planned operations for the next 12 months. As a result, the report of our independent auditors relating to our 2006 financial statements indicates that there is substantial doubt about our ability to continue as a going concern. We anticipate seeking to raise additional capital, most likely through equity financing, in the near term to fund our planned operations. We may not be able to obtain financing on acceptable terms or at all. In addition, the terms of any financing may dilute the holdings or adversely effect the rights of our existing stockholders. Insufficient funds may require us to delay, limit or eliminate some or all of our planned activities, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize on our own.

Our Patents and Proprietary Rights May Not Provide Us With Significant Competitive Advantage

Our success will depend heavily on our ability to obtain and retain patent protection for our polymer technology and product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We own ten United States patents, one Australian patent and one Canadian patent relating to our polymer technology. In addition, we have filed applications for patents in a number of countries and intend to file additional patent applications in other countries. Claims in the pending patent applications may not issue as patents, and issued patents may not provide us with meaningful competitive advantages. In addition, challenges may be instituted against the validity or enforceability of any patent owned or licensed by us. Furthermore, others may independently develop similar or superior technologies, duplicate our technologies or design around the patented aspects of our technologies. We may also infringe upon prior or future patents owned by others, and may be forced to acquire licenses under patents belonging to others for technology potentially useful or necessary to our business. These licenses may not be available on terms acceptable to us, if at all. Moreover, patents issued to or licensed by us may be infringed by others. The cost of litigation involving patents, whether brought by or against us, can be substantial, and can result in adverse determinations to us, including declaration of our patents as invalid.

We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees, consultants, advisors, collaborators and others. These agreements may be violated by the other parties, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. To the extent that consultants, key employees, third parties involved in our projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor.

Insufficient Reimbursement From Government and Third Party Health Care Payors Will Negatively Impact Our Ability to Successfully Commercialize REPEL-CV and Our Proposed Products

Successful commercialization of REPEL-CV and our proposed products may depend in part on the availability of adequate reimbursement from third-party health care payors such as Medicare, Medicaid and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payors and may depend on the setting in which a product is used. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Adequate third-party reimbursement may not be available for us to establish and maintain satisfactory price levels. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and payment levels for new therapeutic products. If adequate coverage and payment levels are not provided by government and third-party payors for REPEL-CV and our proposed products, the market acceptance of these products would be adversely affected. Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to the surgeons' request for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

Our Products May Never Achieve a Satisfactory Level of Market Acceptance

Our future growth and profitability will depend, in large part, on the acceptance by the medical community of REPEL-CV and our proposed products. This acceptance will be substantially dependent on educating the medical community as to the full capabilities, distinctive characteristics, perceived benefits and clinical efficacy of the proposed products. It is also important to the commercial success of our proposed products that our independent distributors and agents succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

Our Reliance on Contract Manufacturers and Suppliers and Lack of Manufacturing Experience May Hurt Our Ability to Supply Our Products on a Timely Basis

We currently have no manufacturing facilities. We rely on others for clinical and commercial production. In addition, some raw materials necessary for the commercial manufacturing of our products are produced to distinct specifications and may only be available from a limited number of suppliers. We use a series of suppliers in the production of REPEL-CV. Any delays or failures of the manufacturing or packaging process at any of these suppliers, which to a large extent may be beyond our control, could cause inventory problems or product shortages. To be successful, however, we must be capable of manufacturing or contracting for the manufacture of REPEL-CV and our products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. We may manufacture certain products directly at such time, if ever, that such products are successfully developed. We have no experience with the direct manufacture of these proposed products. The manufacture of these proposed products is complex and difficult, and will require us to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. We may not be able to attract or retain experienced personnel, and we may not be able to obtain the financing necessary, to manufacture these products directly.

If We Are Unable to Establish and Maintain an Effective Sales and Distribution Network, Our Ability to Generate Sales and Become Profitable Will be Impaired

We have begun to establish a network of independent distributors and agents to market and sell REPEL-CV in European and other countries. We have limited experience in establishing such a network and we may not be able to establish or maintain such arrangements in any particular country on desired terms, if at all. If and to the extent we are successful in establishing such arrangements, we will be dependent upon our distributors and agents for the sale of REPEL-CV. We cannot assure that the distributors and agents will perform their obligations in their respective territories as expected, or that we will derive any revenue from these arrangements. Nor can we assure that our interests will continue to coincide with those of our distributors and agencies, or that our distributors and agencies will not seek to market independently, or with other companies, other competitive products. The complete product line represented by the distributors and agencies, including REPEL-CV, is an important factor in the distributors’ or agencies’ ability to penetrate the market. Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control. Any failure to establish and maintain an effective sales and distribution network will impair our ability to generate sales and become profitable.

In the United States, subject to obtaining FDA marketing approval, we intend to rely primarily on our own sales personnel and representatives to market and sell REPEL-CV. The addition of direct sales representatives will increase our operating expenses. Furthermore, we cannot assure that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. We may experience difficulty attracting and retaining qualified personnel to market or sell our products and we may not be able to successfully implement this type of sales and distribution method.

If We are Not Able To Satisfy Our Obligations Under Technology Agreements, We May Lose Rights to Technologies Important to Our Products

We have acquired the rights to technologies pursuant to agreements with research institutions. Such agreements, including the Yissum Agreement, contain provisions requiring us, among other things, to develop, commercialize and/or market products, to achieve minimum sales and/or income levels within certain periods of time, to meet minimum funding requirements and to make royalty payments in order to maintain the patents and other rights granted thereunder. In addition, the patents and proprietary rights revert to the grantor on certain dates and/or upon the occurrence of certain conditions. We may not be able to satisfy our obligations under these agreements. In the event that certain patents and proprietary rights were to revert to the grantor, we could be forced to cease sales of any and all products, such as REPEL-CV, incorporating technology covered by such rights.

 We May Not Be Able To Compete Successfully Against Our Competitors

We are engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than our company. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

•	research and development expertise;
•	experience in conducting clinical trials;
•	experience in regulatory matters;
•	manufacturing efficiency;
•	name recognition;
•	sales and marketing expertise;
•	established distribution channels; and
•	established relationships with health care providers and payors.

These advantages may limit the demand for, and market acceptance of, our products.

Difficulties of Operating in International Markets May Harm Sales of Our Products

We have begun to market REPEL-CV in Europe. We anticipate that the international nature of our business will subject us and our foreign distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products would be sold. The types of risks that we face in international operations include:

•	the imposition of governmental controls;
•	logistical difficulties in managing international operations; and
•	fluctuations in foreign currency exchange rates.

Our international sales and operations, if any, may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

Use of Hazardous Materials in Our Business May Expose us to Expensive Claims

Medical and biopharmaceutical research and development involves the controlled use of hazardous materials. We and our contract manufacturer are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that all of our current contractors comply and anticipate that future contractors will comply with safety procedures for handling and disposing of such materials under the standards prescribed by federal, state and local regulations, we may be exposed to fines and penalties for improper compliance with such standards. Moreover, the risk of accidental contamination or injury from those materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could be in excess of insured amounts and exceed the resources of our company.

If we Lose or Are Unable to Hire and Retain Qualified Personnel, we May Not Be Able to Successfully Implement Our Plan of Operations

We are dependent upon a limited number of key management, scientific and technical personnel and consultants. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could hurt our ability to successfully implement our plan of operation.

We Rely on Consultants For Certain Strategic Activities, Which Results in Less Control Over Such Activities

We rely upon consultants and advisors to assist in formulating research and development strategies, testing and manufacturing and marketing-related issues. We have less control over the activities of our consultants than we do over our employees, which may reflect negatively in the time and effort devoted to such activities. All of our consultants and advisors are employed outside of our company and may have commitments or consulting or advisory contracts with other entities that could conflict with their service to our company.

We May Be Exposed to Large Product Liability Claims

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of our proposed products in clinical trials may expose us to product liability claims and possible adverse publicity. These risks also exist with respect to our proposed products, if any, that receive regulatory approval for commercial sale. We currently have product liability insurance coverage for the use of our proposed products in clinical trials and are obtaining similar coverage for commercial sale. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. A product liability or other judgment against our company in excess of insured amounts or not covered by insurance could have a material adverse effect upon our financial condition.

We May Acquire Technologies or Companies in The Future, and These Acquisitions Could Result In Dilution to Our Stockholders and Disruption of Our Business

Entering into an acquisition could divert management attention. We also could fail to successfully assimilate the acquired company, which could lead to higher operating expenses. Our stockholders could be diluted if we issue shares of our stock to acquire another company or technology.

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 23, 2007, we had 83,021,479 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	594,000 shares upon exercise of outstanding warrants, exercisable at $0.12 per share and expiring on March 26, 2007;

•	1,475,000 shares upon exercise of outstanding warrants, exercisable at $0.60 per share and expiring on April 3, 2010;

•	14,350,000 shares upon exercise of outstanding options, exercisable at prices ranging from $0.023 to $4.75 per share and expiring from March 5, 2007 to February 16, 2017.

Substantially all of our outstanding shares of Common Stock are presently saleable in the public market without restriction, except that sale of the shares remaining unsold under our resale registration statement declared effective by the Securities and Exchange Commission in August 2006 and related to our April 2006 private placement of 15,000,000 shares as well as the shares underlying the warrants listed above, is subject to continued effectiveness of an existing resale registration statement. Exercise of all of our outstanding options is presently covered by effective registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933). As such, holders of these options are presently free to sell the underlying shares in the public market without restriction. In addition to the foregoing, if and to the extent we are successful in raising additional equity-based financing, we will likely be required to register for immediate resale the

Common Stock issued or issuable in connection with such financing.

Our Stock Price May Be Volatile and the Market For Our Stock May be Illiquid

The market price of our Common Stock has been and is likely to continue to be highly volatile. Trading in our Common Stock has experienced low volume and limited liquidity. Some of the factors that may affect the volatility and liquidity of our stock price are:

•	fluctuations in our operating results;

•	our need and ability to obtain capital;

•	shortfalls in revenue or earnings from levels expected by securities analysts;

•	outcomes of clinical trials and regulatory submissions;

•	announcements of technological innovations or new products by the Company or its competitors;

•	changes in governmental regulations; and

•	developments with respect to patents or proprietary rights litigation.

Provisions in Our Charter and Delaware Law May Deter a Third Party From Seeking to Obtain Control of us or May Affect Your Rights as a Stockholder

Our Restated Certificate of Incorporation, as amended authorizes the issuance of a maximum of 5,000,000 shares of Preferred Stock on terms that may be fixed by our Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. The issuance of Preferred Stock could make the possible takeover of our company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, we are subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of our company and preventing certain changes of control.

Item 2.  Properties

Effective June 1, 2006, we entered into a five-year lease for office space in a multi-tenant building in Iselin, New Jersey. The location, which occupies 1,970 square feet, serves as our corporate headquarters. We have the right to cancel the lease early without penalty on six months’ prior notice beginning after the second year and we have an option to renew the lease for an additional five-year period. We believe that this space is adequate for our present needs.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a)    Market Information

Our Common Stock traded on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) Stock Market under the symbol CHAI from September 22, 1992 to August 27, 1998. Effective August 28, 1998, our Common Stock was delisted from Nasdaq because we failed to satisfy applicable maintenance criteria. Since delisting from Nasdaq, our Common Stock has been quoted on the OTC Bulletin Board. Since May 2005, the trading symbol for our Common Stock has been SYMD. The following sets forth the quarterly high and low bid price for our Common Stock for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	Bid Price ($)
	High	Low

Fiscal Year Ended December 31, 2005
First Quarter	.45	.31
Second Quarter	.45	.34
Third Quarter	.41	.31
Fourth Quarter	.44	.35

Fiscal Year Ended December 31, 2006
First Quarter	.90	.40
Second Quarter	.85	.56
Third Quarter	1.23	.65
Fourth Quarter	1.20	.84

(b)    Approximate Number of Equity Securities Holders

As of February 27, 2007, the number of holders of record of our Common Stock was 339. We believe that there are in excess of 1,500 beneficial holders of our Common Stock.

(c)    Dividends

We have never paid a cash dividend on our Common Stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of any cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Overview

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on our licensed proprietary, bioresorbable polymer technology, are surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our product development efforts are currently focused on our lead product, REPEL-CV Adhesion Barrier, for use in cardiac surgery.

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions (scar tissue). We feel confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. We have incorporated the results of this trial into the Premarket Approval (PMA) submission documentation for the United States Food and Drug Administration (“FDA”) as a basis for obtaining approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures.

In June 2006, we announced the successful completion of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe. At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures. In August, 2006 we received the CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union (EU) and in other international markets. In September 2006, we launched REPEL-CV for sale in the EU and certain southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.

Our bioresorbable polymer technology is based on a proprietary group of polymers. We believe that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Change in Accounting Principal

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee and director stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of employee stock-based compensation expense was generally limited to the expense attributed to stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our results of operations and financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for our year ended after December 31, 2006. The adoption of the SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Results of Operations

Revenue for the fiscal year ended December 31, 2006 of $142,000, is attributable to the sales of our lead product, REPEL-CV. This represents revenue earned since the product’s overseas launch in September 2006 following receipt of CE Mark approval, and is attributable to sales in the European Union and in other international markets. There was no revenue reported for the fiscal year ended December 31, 2005 and we had no products approved for sale at that time. We anticipate increasing revenue from REPEL-CV product sales during 2007. The rate of increase will depend on numerous factors, many of which are beyond our control, including rate of market acceptance among cardiac surgeons and the timing and scope of the PMA approval to market REPEL-CV in the United States.

Cost of goods sold of $21,000 for the fiscal year ended December 31, 2006, reflects costs to process and package the REPEL-CV into saleable form. The cost of the raw material is not included as part of the cost of goods sold or inventory cost as this was previously expensed as research and development expense in prior periods. Had raw material costs been included in cost of goods sold, costs of goods sold for the year would have been $39,000. Costs of goods sold will include raw material costs in future periods once the amount previously expensed as research and development expense has been fully depleted. There was no cost of goods sold reported for the fiscal year ended December 31, 2005 as we sold no products during the year. (See Note L of Notes to Financial Statements)

We incurred research and development expenses of $2,163,000 and $1,524,000 for the fiscal years ended December 31, 2006 and 2005, respectively. The increase in expenditures for the fiscal year ended December 31, 2006 compared to the prior year is primarily attributable to a non-cash charge of $240,000 associated with adoption of SFAS 123R, stock-based compensation expense and the modification of the term of certain stock options and cash charges associated with higher compensation, manufacturing development and consulting expenditures incurred during 2006. We anticipate that research and development expenses will continue to increase as we expand our product development activities.

General and administrative expenses totaled $2,173,000 for the fiscal year ended December 31, 2006 as compared to $937,000 for the prior year. The increase in expenditures compared to the prior year is primarily attributable to non-cash charges of $1,058,000 associated with the adoption of SFAS 123R, stock-based compensation expense and the modification of the term of certain stock options and cash charges associated with higher compensation and higher consulting and legal expenses which were primarily associated with the launch of REPEL-CV in the European Union and other international markets. The increases were offset by the reclassification of royalty expense into sales and marketing expense for 2006.

We incurred sales and marketing expenses of $320,000 for the fiscal year ended December 31, 2006; there were no comparable expenses during the prior year. These expenses are primarily associated with sales and marketing of REPEL- CV, which was launched in the European Union and other international markets in September 2006. Also included in sales and marketing expenses is royalty expense of $101,000 in respect of royalties relating to REPEL-CV, which had been recorded as general and administrative expense in 2005, and has been classified in 2006 as a sales and marketing expense as a result of having achieved our first commercial sale during the year. During 2007, we anticipate an increased level of sales and marketing expense as we prepare for a US launch of REPEL-CV. The level and rate of increase will depend on a number of factors including the anticipated timing of and other developments related to the FDA’s PMA approval process.

 Interest income increased to $119,000 for the fiscal year ended December 31, 2006, compared to $28,000 for the prior fiscal year. This increase compared to the prior year is primarily attributable to higher average cash balances and higher interest rates.

A gain on settlement of debt of $22,000 was recorded for the fiscal year ended December 31, 2006 associated with the settlement of outstanding trade payables; there were no comparable amounts recorded during the prior year.

Interest expense remained relatively unchanged at $5,000 for the fiscal year ended December 31, 2006, compared to $6,000 for the prior year.

We realized other income from the reversal of liabilities of $47,000 and $37,000 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively. The reversal of liabilities during 2006 and 2005 related to trade and other business transactions which were due and payable on or before December 31, 2000 and December 31, 1999, respectively. The reversals were made due to the passage of time and our belief that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted at the time of the respective reversals.

We recorded an income tax benefit of $456,000 during the fiscal year ended December 31, 2006 as compared to $254,000 in the prior year. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The increase compared to the prior year is primarily attributed to a decrease in the number of companies participating in the program.

We reported a net loss of $3,895,000 for the fiscal year ended December 31, 2006 as compared to a net loss of $2,148,000 for the prior year. The increase in the current period net loss is attributable to the factors described above. We expect to incur losses in the foreseeable future.

Liquidity and Capital Resources

At December 31, 2006 we had cash and cash equivalents of $3,722,000 compared to $735,000 at December 31, 2005. The primary use of these funds is to fund our research and development related to anti-adhesion products and general and administrative expenses associated with these activities and sales and marketing expenses for the commercialization of REPEL-CV.

At December 31, 2006 we had working capital of $3,072,000 as compared to a working capital deficit of $57,000 at December 31, 2005.

Net cash used in operating activities was $2,669,000 for the fiscal year ended December 31, 2006 as compared to $1,922,000 for the prior fiscal year. Net cash used in operating activities for the fiscal year ended December 31, 2006, was primarily due to a net loss of $3,895,000 partially offset by the impact of $1,298,000 in non-cash expenses comprised of stock-based compensation expenses, primarily due to the adoption of SFAS 123R and the modification of options which extended the exercise period by one year, which were partially offset by a net reduction of $16,000 in accounts payable and accrued expenses and increases of $107,000 in accounts receivable, inventory and prepaid expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $2,148,000 reduced by increases of $209,000 in accounts payable and accrued expenses.

Net cash used in investing activities was $94,000 for the fiscal year ended December 31, 2006 for the purchase of a new accounting software package, office furniture and office equipment; there were no similar transactions during 2005.

Net cash provided from financing activities for the fiscal year ended December 31, 2006 was $5,750,000, as compared to $796,000 for the prior year period. The current year amount was comprised of $5,765,000 of net proceeds from the sale of Common Stock and $25,000 from the exercise of outstanding options offset by the repayment of a $40,000 convertible promissory note that matured in August 2006. The prior year amount resulted from the exercise of warrants.

The balance of cash and cash equivalents as of December 31, 2006 is not sufficient to meet our anticipated cash requirements through 2007, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available as and when needed or on terms favorable or acceptable to us. Equity financings may be dilutive to existing stockholders.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our financial statements that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2006, we had employment agreements with four executives that expire as follows: two in September 2007, one in March 2009 and one in May 2009. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $495,000 at December 31, 2006. We have also entered into change of control agreements with our two executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay amounts equal to 200% and 150% of such officers’ annual base salaries, respectively, plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 7.  Financial Statements.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-19.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer who is also the chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our
Internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the chief executive officer and chief financial officer, who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2007 annual meeting of stockholders. Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 10.  Executive Compensation.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

Item 12.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

Item 13.  Exhibits.

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005*

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (15)

3.2	By-Laws of Registrant. (1)

10.1	The Registrant’s 2000 Stock Option Plan. (8) (9)

10.2	Form of Non-Qualified Option Agreement granted outside of a Plan. (8) (9)

10.3	Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”). (1)

10.4	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.8	Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.9	Form of Non-Qualified Stock Option Agreement. (4) (8)

10.16	Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.19	Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.27	Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.28	Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.31	2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (11)

10.32	Indemnity letter between Registrant and Eli Pines Ph.D. dated March 1, 2003. (8) (12)

10.33
Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). (12)

10.34	Employment Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.39	Employment Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.42
Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (12)

10.43	Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. (12)

10.44	Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders. (13)

10.45	Option agreement dated April 22, 2005 in favor of Robert P. Hickey. (14)

10.46	Option agreement dated April 22, 2005 in favor of Eli Pines PhD. (14)

10.47	Form of Subscription Agreement for April 2006 equity financing (including Supplement). (16)

10.48	Form of Investor Rights Agreement for April 2006 equity financing. (16)

10.49	Agency Agreement dated as of April 3, 2006 between SyntheMed, Inc. and Clubb Capital Limited. (16)

10.50	Form of Broker Warrant issued to Agent’s designees covering an aggregate of 1,475,000 shares. (16)

10.51	The Registrant’s 2006 Stock Option Plan. (17)

10.52	Change of Control Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.53	Change of Control Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.54	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan.*

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.
(3)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 1992.
(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1993.
(5)	Intentionally omitted.

(6)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1994.
(7)	Intentionally omitted
(8)	Indicates a management contract or compensatory plan or arrangement.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed in January 2000.
(10)	Intentionally omitted.
(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2002.
(13)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2003.
(14)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2005.
(15)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.
(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed in April 2006.
(17)	Incorporated by reference to the Registrant’s Schedule 14A definitive proxy statement for it’s 2006 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A (Reg. No. 333-134746) filed on July 28, 2006.

Item 14. Principal Accountant Fees and Services.

 The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.
(Registrant)

By:  /s/ Robert P. Hickey

Robert P. Hickey
President, CEO and CFO
(principal executive, financial and accounting officer)

Dated: March 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	Chairman of the Board	March 9, 2007
Richard L. Franklin, M.D.

/s/ Robert P. Hickey	Director, President, CEO and CFO	March 9, 2007
Robert P. Hickey	(principal executive, financial and accounting officer)

/s/ David G. P. Allan	Director	March 9, 2007
David G. P. Allan

/s/ Edward A. Celano	Director	March 9, 2007
Edward A. Celano

/s/ Barry R. Frankel	Director	March 9, 2007
Barry R. Frankel

/s/ Walter R. Maupay	Director	March 9, 2007
Walter R. Maupay

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SyntheMed, Inc.

We have audited the accompanying balance sheet of SyntheMed, Inc. (the “Company”) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B[9] to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses, limited revenues and cash outflows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
March 6, 2007

SYNTHEMED, INC.

BALANCE SHEET
(In thousands, except per share data)

December 31,
2006

ASSETS

Current assets:
Cash and cash equivalents	$3,722
Accounts receivable	5
Inventory	38
Prepaid expenses and deposits	158
Total current assets	3,923
Acquired technology, less accumulated amortization	89
Machinery and equipment, less accumulated depreciation	166
TOTAL	$4,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$138
Accrued expenses	643
Convertible note payable	70
Total current liabilities	851

Commitments and other matters (Notes H and I)

Stockholders’ equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000;
issued and outstanding - 82,945	83
Additional paid-in capital	51,389
Accumulated deficit	(48,145)
Total stockholders’ equity	3,327
TOTAL	$4,178

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2006

Revenue:
Product sales	—	$142
Revenue	—	142

Cost of goods sold	—	21
Gross profit	—	121

Operating expenses:
Research and development	$1,524	2,163
General and administrative	937	2,173
Sales and marketing	—	320
Operating expenses	2,461	4,656

Loss from operations before other income / (expense)	(2,461)	(4,535)

Other income/(expense):
Interest income	28	119
Other income		1
Gain on settlement of debt		22
Interest expense	(6)	(5)
Reversal of liabilities	37	47
Loss before income tax benefit	(2,402)	(4,351)
Income tax benefit	254	456
Net loss	$(2,148)	$(3,895)
Net loss - basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding - basic and diluted	65,070	78,725

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals

Balance - January 1, 2005	59,962	$60	$43,518		($42,102)	$1,476
Exercise of Series C
warrants	6,634	6	790			796
Options issued to
consultants			10			10
Net loss for the year				(2,148)	(2,148)	(2,148)

Balance December 31, 2005	66,596	66	44,318		(44,250)	134

Exercise of options	224	1	24			25
Shares issued in connection	16,125	16	5,749			5,765
with private placement, net of expenses
Stock-based compensation			633			633
Issuance of options			665			665
to directors and employees

Net loss for the year				(3,895)	(3,895)	(3,895)

Balance December 31, 2006	82,945	$83	$51,389		($48,145)	$3,327

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2006

Cash flows from operating activities:
Net loss	$(2,148)	$(3,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	32
Stock-based compensation	10	1,298
Amortization of acquired technology	68	68
Reversal of liabilities	(37)	(47)
Gain on settlement of debt		(22)
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(5)
(Increase) in inventory		(38)
(Increase) in prepaid expenses	(54)	(64)
(Decrease) in accounts payable	86	(152)
Increase in accrued expenses	123	156
Net cash used in operating activities	(1,922)	(2,669)
Cash flows from investing activities:
Purchase of equipment		(94)
Net cash used in investing activities		(94)
Cash flows from financing activities:
Repayment of Convertible note payable		(40)
Net proceeds from issuance of common stock		5,765
Proceeds from exercise of options and warrants	796	25

Net cash provided by financing activities	796	5,750

Net increase/(decrease) in cash and cash equivilents	(1,126)	2,987
Cash and cash equivalents at beginning of year	1,861	735
Cash and cash equivalents at end of year	$735	$3,722

Supplementary cash flow information:
Interest paid	$6	$5
Income taxes paid	1	1

See accompanying notes to financial statements.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

We are a Delaware corporation which was organized in August 1990 and adopted our new name SyntheMed, Inc. in May 2005. In April 2006, we increased the number of our authorized shares of Common Stock from 100,000,000 to 150,000,000.

We are a biomaterials company engaged primarily in the development and commercialization of anti-adhesion and drug delivery products. Products under development, all of which are based on our licensed proprietary, bioresorbable polymer technology, are primarily medical devices designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. The product development efforts are currently focused on our lead product, REPEL-CV, a bioresorbable adhesion barrier intended for use in cardiac surgery.

In August, 2006 we received regulatory (CE Mark) approval to market REPEL-CV for use in cardiac surgery within the European Union (EU) and in other international markets. In September 2006, we launched REPEL-CV for sale in the EU and certain Southeast Asian markets through a network of independent distributors, experienced at selling devices and medical equipment to cardiac surgeons.

In April 2006, we sold an aggregate of 15,000,000 shares of Common Stock in a private placement at a purchase price of $.40 per share, resulting in net cash proceeds of $5,765,000. In December 2006, we received $456,000 from the sale of the Company’s certain New Jersey state tax net operating losses. The proceeds are being used to fund operations.

The accompanying financial statements have been prepared on a going concern basis. As shown in the accompanying financial statements, we have limited revenues and cash outflows from operating activities and have experienced a substantial net loss during the year ended December 31, 2006. As a result, we have limited resources available to pursue our business operations and substantial doubt exists about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining sufficient financing to fund our operations and ultimately to generate cash flows from operations, which is dependent on successfully completing the development of our proposed products, obtaining required regulatory approvals and manufacturing and selling these proposed products. We intend to pursue additional equity financings as well as continue to participate in the New Jersey Tax Benefit Transfer Program. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available or that we will achieve or generate positive cash flows from operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

[1]	Revenue Recognition Policy:

We recognize revenue when the amounts become fixed and determinable. Revenue is recognized when product is shipped to customers. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.

[2]	Cash and cash equivalents:

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

[3]	Accounts Receivable:

Accounts receivable are stated at estimated net realizable value. An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based upon management's estimate that the balance at December 31, 2006 is fully collectable.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[4]	Inventory:

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method.

December 31,
2006

Raw materials	—
Work in process	$35,000
Finished goods	3,000
38,000
Less allowance for obsolescence	—
$38,000

The Company outsources the production of its inventory which is located at third party facilities in both Ohio and Minnesota.

[5]	Depreciation and Amortization:

Machinery, equipment and computer software are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 3-5 years. Acquired technology is amortized on a straight line basis over its estimated economic life of 5 years. Equipment used in research and development also is being used by the company to manufacture its inventory.

[6]	Research and development:

Substantially all research and development activities are outsourced (see Note H). Research and development costs representing principally clinical trials and manufacturing development are charged to expense as incurred.

[7]	Patent costs:

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

[8]	Use of estimates:

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

[9]	Stock-based compensation:

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee and director stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[9]	Stock-based compensation: (continued)

Issued to Employees”. As a result, the recognition of employee stock-based compensation expense was generally limited to the expense attributed to stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table illustrates the effect on net loss if the fair value based method of SFAS No. 123 had been applied to all awards for the year ended December 31, 2005 (in thousands, except per share data):

Reported net loss	$(2,148)
Stock-based employee compensation determined under
the fair value based method	(442)

Pro forma net loss	$(2,590)

Loss per common share (basic and diluted):
As reported	$(0.03)
Pro forma	$(0.04)

[10]	Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each period. Diluted loss per share for the years ended December 31, 2005 and 2006 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[10]	Loss per share: (continued)

Securities and the related potential number of Common Shares not included in the diluted computation, are as follows:

	December 31,
	2005	2006

Convertible promissory notes	110,000	70,000
Options	12,181,000	13,437,000
Warrants	594,000	2,069,000
	12,885,000	15,576,000

[11]	Impairment of Intangible Assets:

Intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable over the remaining useful life. We have considered whether there has been impairment in the carrying value of the acquired technology described in Note C. Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. Based on the best information available to management. The Company has evaluated the fair value of the asset and concluded that the fair value exceeds the carrying value of the asset and therefore there is no impairment.

[12]	Recently issued accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our results of operations and financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for our year ended December 31, 2006. that the adoption of the SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Acquired Technology:

In March 2003, we purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted Common Stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. We also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, we are required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If we fail to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, we are obligated to negotiate a return of the technology to the university. Management believes that its development efforts have met the requirements of the agreement.

In connection with this transaction, we recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. In connection with the acquisition, we granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of our Company. Certain stockholders of Phairson have participated in previous financings of our Company and Richard Franklin, our Company’s Chairman, is a stockholder in and has served as CEO of Phairson.

A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For each of the years ended December 31, 2005 and 2006, we recorded amortization of $ 68,000. At December 31, 2006, accumulated amortization totaled $255,000.

The fair value of the options to purchase 100,000 shares of Common Stock issued as a finder’s fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

(NOTE D) - Machinery, Equipment and Software:

Machinery, equipment and software consists of the following at December 31:

	2006	Estimated useful life
Machinery and equipment	$198,000	5 years
Office equipment and software	60,000	3 years
	258,000
Less accumulated depreciation	92,000
	$166,000

(NOTE E) - Convertible Promissory Notes:

$70,000 5-year, 5% convertible promissory note matured February 22, 2007 which was payable to PTG (see Note I [2]), and convertible into Common Shares at a conversion price of $1.00 per share was repaid. $40,000 5-year, 6.5% convertible promissory note which matured August 1, 2006 which was payable to Dimotech, Ltd. (See Note H [2]) and convertible into Common Shares at a conversion price of $1.00 per share was repaid.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity:

[1]	Common stock:

In March 2005, we issued 6,634,000 shares of Common Stock as a result of the exercise of warrants issued during the Series C private placement.

In November 2005, our Board of Directors approved an increase in the number of authorized shares from 105 million to 155 million shares, consisting of (i) 150 million shares of Common Stock, par value $.001 per share (“Common Stock”), and (ii) 5 million shares of Preferred Stock, par value $.01 per share (“Preferred Stock”), which was approved at the Company’s 2006 annual stockholder meeting.

In April 2006, we sold an aggregate of 15,000,000 shares of Common Stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, we paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent’s election, by issuance of 1,124,600 shares of Common Stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and we issued to the placement agent warrants to purchase an aggregate of 1,475,000 shares of Common Stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. We incurred additional offering costs of $78,000 including amounts to the placement agent for certain financing-related expenses including legal fees.

In connection with the financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. Pursuant to the investor rights agreement, we filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement which has been declared effective. We have agreed to use our best efforts to keep the resale registration statement effective for two years.

[2]	Warrants:

As of December 31, 2006, there were warrants outstanding to purchase up to 2,069,000 shares of our Common Stock:

594,000	exercisable at $0.12 per share which expire on March 26, 2007
1,475,000	exercisable at $0.60 per share which expire on April 3, 2010
2,069,000

[3]	Options:

At December 31, 2006, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of Common Stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of Common Stock. The 2006 Stock option plan was approved at our 2006 Annual Stockholders meeting. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity: (continued)

[3]	Options: (continued)

At December 31, 2006, options to purchase 727,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 9,802,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 1,510,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. In addition, options to purchase 1,398,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting.

At December 31, 2006, there were 3,681,000 options available for grant under these plans.

In 2004, the compensation committee modified certain options previously granted to a former director. We extended the expiration date of 125,000 options granted under the 2001 Plan from one year after date of separation to October 12, 2007. We extended the expiration date of 100,000 options granted outside of the plan from 90 days after date of separation to October 12, 2007. In connection with these modifications, we recorded a fair value charge of $62,000. In addition, we granted 50,000 options with an exercise price equal to the market price on the date of the grant to the former director which vested immediately and expires on October 12, 2007.

A summary of the status of our stock options as of December 31, 2005 and 2006, and changes during the years ended on those dates is presented below (in thousands, except per share data):

	2005		2006
		Weighted-Average Exercise Price		Weighted-Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Per Share	Shares	Per Share	Term	Value

Outstanding at beginning of year	11,279	$0.44	12,181	$0.34	4 Years
Granted (including extended)	1,535	0.36	1,560	0.79	8.6 Years
Exercised	---		(224)	0.11
Forfeited/Expired	(633)	2.14	(80)	2.00
Outstanding at end of year	12,181	0.34	13,437	0.39	3.1 Years*	$6,618
Options exercisable at year-end	10,827	0.30	12,368	0.36	2.6 Years*	$6,409

Weighted-average grant date fair
value of options granted during the year		$0.30		$0.79

*
During the year ended December 31, 2006, we extended the expiration date of various options by one year, with exercise prices ranging from $0.05 - $4.75 and expiration dates ranging from March 31, 2006 through December 31, 2006, granted to employees, directors, consultants and former employees and directors. As a result of this option modification, we recorded an expense of approximately $384,000 of which $41,000 was for employees and directors, $133,000 was for consultants and $210,000 was for former employees and directors. We calculated the incremental value based on the excess of the fair value of the modified award over the fair value of the original option measured immediately before its terms were modified based on current circumstances using the Black Scholes option pricing model.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity: (continued)

[3]	Options: (continued)

 The total intrinsic value of options exercised during the year ended December 31, 2006 was $183,000.

Included in the preceding table are 605,000 and 365,000 options granted to non-employee directors in 2005 and 2006, respectively. The weighted-average grant date fair value of such options was $0.36 and $0.80, respectively. Also included in the preceding table are 100,000 and 50,000 options granted to other non-employees in 2005 and 2006, respectively. The weighted average grant date fair value of such options was $0.36 and $0.80, respectively and a stock-based compensation charge of $10,000 and $285,000 was recorded in 2005 and 2006, respectively.

The following summarizes the activity of our stock options that have not vested for the year ended December 31, 2006 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2006	1,354	$0.60
Granted	1,560	0.79
Canceled or expired	(80)	2.00
Vested	(1,765)	0.66
Nonvested at December 31, 2006	1,069	$0.75

 As of December 31, 2006, there was approximately $533,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 21 months.

We granted 1,535,000 and 1,560,000 options in the periods ended December 31, 2005 and 2006, respectively. We have recorded a charge (exclusive of options extended) of $240,000 and $1,058,000 in research and development expense and general and administrative expense, respectively, for the fair value of the options granted for the year ended December 31, 2006.

At December 31, 2006, we had 135,000 options outstanding which vest upon FDA approval of certain planned products: 85,000 options associated with the PMA approval for REPEL-CV Adhesion Barrier and 50,000 options associated with the IND approval of a drug delivery development program. We also has 35,000 options that vest upon the one year anniversary of the PMA approval for REPEL-CV. These options have a term ranging from 5 - 7 years from date of vesting and an exercise price range of $0.26 to $2.00. At this time, we cannot determine when the FDA approvals, if any, will be obtained and therefore the Company has not recorded compensation expense related to these options. The Company will record an expense upon submission and acceptance of the FDA Application.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2005	2006
Weighted average fair value at date of grant for options granted during the period	$0.30	$0.79
Dividend yield	0%	0%
Expected volatility	98%	99%
Risk free interest rate	3.8%	4.7%
Expected life	7 years	7 - 10 years

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity: (continued)

[3]	Options: (continued)

The following table summarizes information for stock options outstanding at December 31, 2006 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share
$0.02 - 0.12	5,717	1 year	$0.12	5,717	$0.12
0.13 - 0.81	6,768	4 years	0.47	5,870	0.46
1.00 - 2.00	896	2 years	1.31	725	1.26
4.00 - 4.75	56	5 months	4.03	56	4.03
	13,437	3 years	$0.39	12,368	$0.36

(NOTE G) - Income Taxes:

At December 31, 2006, we have approximately $44,093,000 of net operating loss carryforwards to offset future federal taxable income and approximately $855,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The ability of us to utilize the net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code. Because of the changes in ownership that have occured in the prior years, certain net operating losses will be limited as to use in any particular year based upon Section 382 of the Internal Revenue Code.

The net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2007	$1,519,000	$69,000
2008	4,044,000	31,000
2009	3,376,000	11,000
2010 - 2026	35,154,000	744,000
	$44,093,000	$855,000

We have participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $8,874,000 in eligible loss carryforwards, covering the tax years 1998 through 2004, were sold to PSEG Services Corporation. The company received cash payments of approximately $254,000 and $456,000 in 2005 and 2006, respectively. This is reflected as income tax benefits in the accompanying Statement of Operations. We anticipate similar transactions during 2007 and beyond, contingent upon approvals from the State Department of Taxation. At December 31, 2006, we have net operating loss carryforwards for New Jersey State income tax purposes of approximately $7,896,000 which expire through 2013.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Income Taxes: (continued)

The deferred federal tax asset, which amounted to $16,908,000 at December 31, 2006 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company. The valuation allowance has been increased by $1,368,000 in 2005 and increased by $1,040,000 in 2006.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,
	2005	2006

Income tax benefit at the federal statutory rate	$(816,000)	$(1,479,000)
State and local income taxes, net of effect on federal taxes	(144,000)	(261,000)
Increase in valuation allowance	1,368,000	1,040,000
Sale of state net operating loss carryforwards	(254,000)	(456,000)
Reduction in deferred tax asset from transfer of state net operating loss carryforwards	286,000	512,000
NJ Net Operating Loss	(644,000)
Benefit of research and development credit	(57,000)	(65,000)
Other	7,000	253,000
	$(254,000)	$(456,000)

The deferred tax asset at December 31 consists of the following:

	2005	2006

Net operating loss carryforward	$14,519,000	$15,469,000
Research and development credit carryforward	790,000	855,000
Other	560,000	584,000
	15,868,000	16,908,000
Valuation allowance	(15,868,000)	(16,908,000)
	$0	$0

(NOTE H) - Research and License Agreements:

[1]	Yissum agreement:

In 1991, we entered into a research and license agreement (the “Agreement”) with Yissum Research and Development Company of the Hebrew University of Jerusalem (“Yissum”), as amended pursuant to which we finance and Yissum conducts research and development at the Hebrew University of Jerusalem in the field of biomedical polymers. In connection with the Agreement, Yissum assigned to us their worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology.

Pursuant to the Agreement, we are obligated to pay a royalty of five percent of all net sales of our products derived under the Agreement. The maximum amount of royalties to be paid during the term of the Agreement is $5,500,000. Through February 28, 2007, the Company has paid $1,150,000 towards the maximum amount of $5,500,000. The Agreement continues until the later of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the Agreement if, among other things we do not attain certain milestones by specified dates. The January 1996 amendment gives us options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000, and the 2002

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Research and License Agreements: (continued)

[1]	Yissum agreement: (continued)

amendment gives us similar options through 2007 for an annual payment, in 2004 (paid in 2005), of $50,000 and, in 2005, 2006 (paid in 2006 and 2007, respectively), of $100,000 which protects our technology licensing agreement through fiscal year 2007. Upon termination of the Agreement for any reason, the patents, patent applications and know-how assigned by Yissum to us in June 1991 will revert in full to Yissum. In addition, in the event of a material breach of the Agreement by us, all patents and patent applications derived from the research shall revert to Yissum.

[2]	Dimotech Ltd. agreement:

During July 1995, we entered into an agreement with Dimotech Ltd., pursuant to which we financed and Dimotech conducted research and development with regard to the scar management program. In connection with the agreement, Dimotech assigned to us their worldwide rights to the patents and know-how to develop, manufacture and market products relating to this technology. In 2000, this agreement was terminated and all rights therein reverted back to Dimotech. In 2001, we reached a settlement with Dimotech with respect to past due royalties and accrued interest aggregating $125,000. Pursuant to the settlement, we paid $52,000, issued a $40,000 note payable (convertible into Common Stock at $1.00 per share) and recorded $25,000 as accrued expenses, which was converted into 21,000 Series B Units upon the closing of the Series B Offering in 2002 (Note E). Dimotech forgave $8,000 in connection with the settlement. In August 2006, we repaid the $40,000 note payable.

[3]	diZerega agreement:

In 1995, we entered into an agreement to receive consulting services limited to the research, development, clinical testing, regulatory approval, marketing and sales of commercial products for the prevention of surgical adhesions and intra-peritoneal drug delivery, in each case utilizing polymeric materials licensed to us by the Yissum Research and Development Company of the Hebrew University of Jerusalem (note H [1]).

Pursuant to the Agreement, we are obligated to pay a royalty of one percent of all net sales of our covered products in any and all countries. The Agreement continues until end of fifteen years from the date of the first commercial sale of such covered product in that country.

In 2006, we incurred $1,000 in royalty expense relating to this agreement.

(NOTE I) - Commitments and Other Matters:

[1]	Employment agreement:

At December 31, 2006, we have employment agreements with four executives, two of which expire in September 2007, and the others in March 2009 and May 2009. Pursuant to these agreements, our commitment regarding early termination benefits aggregates $495,000 at December 31, 2006.

[2]	Supplier concentration:

In 2006, we established contractual supplier arrangements replacing Polymer Technology Group, Inc. (“PTG”) which had been our prior primary supplier. For the year ended December 31, 2005 and 2006, we paid these suppliers $220,000 and $452,000, respectively, in connection with such services.

[3]	Reversal of liabilities:

During 2006 and 2005, we reversed liabilities of $47,000 and $37,000, respectively, primarily relating to trade transactions with former vendors.  The underlying transactions occurred during or before 2000 and 1999, respectively, and there has been no communication with the  parties regarding these transactions since that time.  Accordingly, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Commitments and Other Matters: (continued)

[4]	Lease commitments:

The Company has a cancelable operating lease commitment for office facilities space. Lease is cancelable upon giving the landlord 6 months prior written notice to be effective at any time between the expiration of the 24th month and the expiration of the 48th month of the lease term. The operating lease agreement is subject to predetermined rate increases in accordance with the signed rental agreements. Rent is charged to operating expense on a straight-line basis over the term of leases where contractual increases effect rent payments. Rent expense under operating leases for the year ended December 31, 2006 was $21,000. There was no rent expense incurred in 2005.

Future minimum lease payments under operating leases consisted of the following at December 31, 2006:

Year Ending
December 31,	Operating
2007	$35,000
2008	37,000
2009	38,000
2010	39,000
2011	16000
Total future minimum lease payments	$165,000

[5]	Reclassifications:

We have reclassified approximately $224,000 of compensation charges during 2006 from general and administrative expenses to research and development expenses associated with the adoption of SFAS 123R, stock-based compensation.

(NOTE J) - Related Parties:

See NOTE F [1] with respect to our transaction with Phairson Ltd., a company in which the Chairman of our Board of Directors, is a stockholder and former CEO.

Prior to securing office space in May, 2006, our activities had been conducted at the premises of our Chief Executive Officer and stockholder on a rent free basis.

(NOTE K) - Cost of Goods Sold:

The initial quantities of finished goods sold do not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. We estimate that remaining raw material that was previously expensed as research and development will be depleted over the next year.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Cost of Goods Sold: (continued)

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw material had been included in finished goods inventory for the year ended December 31, 2006 (in thousands):

	Year Ended
	December 31, 2006
Reported Net sales	$142	100%
Pro forma COGS	39	28%
Pro forma Gross Profit	$103	72%

(NOTE L) - Subsequent Events:

Subsequent to December 31, 2006, the Company received gross proceeds of approximately $14,000 upon the exercise of 76,536 Common Stock options.

On February 22, 2007 we repaid the $70,000 5-year, 5% convertible promissory note (see Note E).