Form 10QSB
period 2007-03-31
SyntheMed, Inc.
filed 2007-04-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
------------------
FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to  __________

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

Common Stock, $.001 Par Value - 83,761,185 shares outstanding at March 31, 2007

Transitional Small Business Disclosure Format (check one):
Yes [   ] No [ ✓]

SYNTHEMED, INC.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month	3
	periods ended March 31, 2006 and 2007

	Condensed Balance Sheets as of December 31, 2006 and	4
	March 31, 2007 (unaudited)

	Condensed Statements of Cash Flows (unaudited) for the	5
	three-month periods ended March 31, 2006 and 2007

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	17
Signature		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

		Three Months Ended
		March 31,
		2006	2007
Revenue
Product sales	$		$45
Revenue			45

Cost of goods sold			9

Gross profit			36

Operating expenses:
Research and development		325	613
General and administrative		597	537
Sales and marketing		37	101
Operating expenses		959	1,251

(Loss) from operations		(959)	(1,215)

Other income/(expense):
Interest income			31
Interest expense		(2)	(1)
Reversal of liabilities			44
Other income/(expense)		(2)	74

Net loss		$(961)	$(1,141)

Net loss per common share-basic and diluted		$(0.01)	$(0.01)

Weighted average shares outstanding		66,652	83,071

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,722	$2,711
Accounts Receivable	5	37
Inventory	38	165
Prepaid expenses and deposits	158	208
Total current assets	3,923	3,121

Acquired technology, less accumulated amortization	89	72
Furniture and equipment, less accumulated depreciation	166	154
TOTAL	$4,178	$3,347

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138	$470
Accrued expenses	643	320
Convertible note payable	70
Total current liabilities	851	790

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 82,945 and 83,761	83	84
Additional paid-in capital	51,389	51,759
Accumulated deficit	(48,145)	(49,286)
Total stockholders' equity	3,327	2,557
TOTAL	$4,178	$3,347

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)
	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(961)	$(1,141)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	8	13
Amortization of acquired technology	17	17
Reversal of liabilities		(44)
Stock based compensation	411	272
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable		(32)
(Increase) in Inventory		(127)
(Increase) in prepaid expenses	(148)	(50)
Increase in accounts payable	111	376
(Decrease) in accrued expenses	(60)	(323)
Net cash used in operating activities	(622)	(1,039)

Cash flows from investing activities:
Purchase of furniture and equipment		(1)
Net cash used in investing activities		(1)

Cash flows from financing activities:
Repayment of convertible note payable		(70)
Proceeds from exercise of stock options and warrants	9	99
Net cash provided by financing activities	9	29

Net decrease in cash and cash equivalents	(613)	(1,011)
Cash and cash equivalents at beginning of period	735	3,722
Cash and cash equivalents at end of period	$122	$2,711

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A) Basis of Presentation

The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

B)  Accounts Receivable

Accounts receivable are stated at estimated net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against receivables based upon management’s estimate.

C) Inventory

 Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method.

	March 31,	December 31,
	2007	2006

Raw materials	$128,000	$-
Work in process	21,000	35,000
Finished goods	16,000	3,000
	$165,000	$38,000

The Company outsources the production of its inventory which is located at third party facilities in both Ohio and Minnesota.

D) Stock Based Compensation Plans

At March 31, 2007, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At March 31, 2007, there were 2,641,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended March 31,
2007

Weighted average fair value at date of grant for options granted during the period	$.80
Risk-free interest rates	4.73%
Expected option life in years	9-10
Actual vesting terms in years	2
Expected stock price volatility	97.2%
Expected dividend yield	-0-

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2007	13,437	$0.39	3.1 Years*
Granted	1,040	0.80	9.9 Years
Exercised	(222)	0.12
Canceled or expired	(167)	1.30
Outstanding at March 31, 2007	14,088	$0.42	4.2 Years*	$8,891,779

Exercisable at March 31, 2007	12,356	$0.37	3.5 Years*	$8,372,590

* During the three months ended March 31, 2006, the Company extended the expiration date of various options by one year, with exercise prices ranging from $0.05 to $4.75 and expiration dates ranging from March 31, 2006 through December 27, 2006, granted to employees, directors, consultants and former employees and directors. As a result of this option modification, the Company recorded an expense of approximately $384,000. The Company calculated the incremental value based on the excess of the fair value of the modified award over the fair value of the original option measured immediately before its terms were modified based on current circumstances using the Black Scholes option pricing model.

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $174,000.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2007	1,069	$0.75
Granted	1,040	0.80
Canceled or expired	-	-
Vested	(377)	0.40
Nonvested at March 31, 2007	1,732	$0.77

As of March 31, 2007, there was approximately $681,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 12 months.

The Company granted 1,040,000 options in the period ended March 31, 2007. There were no options granted during the period ended March 31, 2006. The Company has recorded a charge of $121,000, $144,000 and $7,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the three months ended March 31, 2007.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At March 31, 2007, the Company had 405,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs. The Company also has 150,000 options outstanding that vest upon the Company securing long-term financing at certain stipulated terms. These options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00. At this time, the Company cannot determine when, if ever, the FDA and financing- related milestones will be achieved and hence the Company has not recognized compensation expense related to these options.

E) Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the three month periods ended March 31, 2006 and 2007, the Company recorded amortization of $17,000 in research and development relating to these assets.

F) Convertible Promissory Notes

On February 22, 2007, a $70,000 5-year, 5% convertible promissory note matured and was repaid.

G) Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 15,562,603 potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

H) Exercise of Warrants

In March 2007, the Company received proceeds of approximately $71,000 from the exercise of warrants to purchase 594,000 shares of the Company’s common stock. The warrants were issued to the placement agent in the Series C Convertible Preferred Stock private placement in March 2003.

At March 31, 2007, the Company has 1,475,000 warrants outstanding. (See note J).

I) Exercise of Options

For the three month period ended March 31, 2007, the Company received proceeds of approximately $28,000 from the exercise of options to purchase 222,242 shares of the Company’s common stock.

J) Common Stock

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

K) Recent Accounting Pronouncements

The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007 we have $ 18,049,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

L) Reversal of Liabilities

For the period ending March 31, 2007, we reversed liabilities of $44,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2001 and there has been no communication with the parties regarding these transactions since that time. Accordingly, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

M) Revenue Recognition Policy

 The Company recognizes revenue when the amounts become fixed and determinable. Revenue is recognized when product is shipped to customers. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product. All sales were outside the United States of America.

N) Cost of Goods Sold

The initial quantities of finished goods sold do not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. We estimate that remaining raw material that was previously expensed as research and development will be depleted through December 31, 2007.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw material had been included in finished goods inventory for the interim period ended March 31, 2007 (in thousands):

	Three Months Ended
	March 31, 2007
Reported Net sales	$45	100%
Pro forma COGS	14	31%
Pro forma Gross Profit	$31	69%

O)  Retirement Plan

In March 2007, the Company adopted a defined benefit retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows employees to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company will make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of compensation that is deferred. During the three months ended March 31, 2007, the Company made a matching contribution in the amount of $5,000 to the plan.

P) Commitments and Contingencies
In March 2007, the Company entered into long-term supply agreements with two of its existing vendors, Chem Development Inc. (“CDI”) and Surgical Technology Inc. (“STI”), for production and supply of REPEL-CV. CDI produces REPEL-CV for the Company in unfinished form, and STI is responsible for assembling, packaging and sterilization of the finished product. Under the agreement with CDI, which became effective as of March 29, 2007, CDI agreed to manufacture and supply the Company with the Company’s anticipated requirements of REPEL-CV in sheet form, consistent with rolling forecasts provided by the Company, and the Company agreed to provide CDI with sufficient raw material necessary for CDI to satisfy its production and delivery requirements. Under the agreement with STI, which became effective as of March 9, 2007, STI has agreed to supply the Company with its anticipated requirements of REPEL-CV, in finished form, consistent with the Company’s rolling forecasts, and the Company has agreed to ensure that STI is provided with amounts of REPEL-CV, in unfinished form, sufficient to enable STI to satisfy its obligations to the Company under the agreement.

Each of the agreements has an initial term of five years, subject to automatic renewal for successive two-year terms unless either party provides notice of termination at least six months prior to the expiration of any then term. In the event either CDI or STI elects not to renew, they have agreed to continue to support the Company’s production requirements for up to 16 months following expiration of the then current term, at mutually agreeable pricing and delivery terms. Under each agreement, pricing is fixed for an initial period, after which it can be changed periodically by the supplier to reflect cost adjustments as set forth in the agreements. Each agreement contains provisions relating to, among other things, product testing and quality control, compliance with US Food and Drug Administration regulatory requirements, product recall, insurance and indemnification.

Q) Subsequent Events

Subsequent to March 31, 2007, the Company received gross proceeds of approximately $45,000 upon the exercise of 135,714 Common Stock options.

On April 23, 2007, our Board of Directors modified the arrangements for compensation of our non-employee directors by eliminating the annual 10,000 share option grant for committee and Board chairs and increasing the annual cash component. As modified, each of our non-employee directors shall be entitled to receive, as full compensation for service as a director, including service on any committee:

w
An annual cash payment of $15,000, plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who shall not be entitled to separate compensation as a committee chair). The cash component is payable quarterly.

w
An annual option grant under our existing option plan(s) to purchase 65,000 shares of common stock. The options, which the Board shall endeavor to grant at each annual meeting of the Board of Directors, shall have an exercise price equal to the fair market value on the date of grant, shall be vested in full immediately upon grant and shall expire ten years from the grant date.

We shall continue to reimburse all directors, including employee directors, for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

On April 23, 2007, our Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey, our President, CEO and CFO, and Dr. Eli Pines, our Vice President and Chief Scientific Officer. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $100,000 and Dr. Pines would be entitled to a maximum cash bonus equal to $60,000 for calendar year 2007, in each case subject to satisfaction of specific performance criteria. Criteria upon which Mr. Hickey’s bonus will be based include regulatory and sales and marketing activities related to REPEL-CV, financing and investor relations activities and product and business development activities. Criteria applicable to Dr. Pines’ bonus include REPEL-CV regulatory activities and product development.

On April 26, 2007, with the approval of the Compensation Committee of the Board of Directors, we amended existing stock option agreements covering 25,148 shares for Mr. Hickey and 50,000 shares for Dr. Pines, in each case scheduled to expire during May 2007. The agreements were amended to include a cashless exercise feature, in consideration for which the holders agreed to a one-year vesting restriction on the underlying shares.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing or ability to achieve necessary regulatory approvals or market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2006 for a description of some of these risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions (scar tissue). We feel confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. We have incorporated the results of this trial into the Premarket Approval (PMA) submission documentation for the United States Food and Drug Administration (“FDA”) as a basis for obtaining approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. Our PMA submission was formally accepted for review by the FDA on March 22, 2007.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Revenue for the three month period ended March 31, 2007 of $45,000, is attributable to product sales of REPEL-CV in the European Union and in other international markets. There was no revenue reported for the three months ended March 31, 2006 and we had no products approved for sale at that time.

Cost of goods sold of $9,000 for the three months ended March 31, 2007 reflects costs to process and package REPEL-CV into saleable form. The cost of the raw material is not included as part of the cost of goods sold or inventory cost as this was previously expensed as research and development expense in prior periods. Had raw material costs been included in cost of goods sold, costs of goods sold for the three months ended would have been $14,000. Costs of goods sold will include raw material costs in future periods once the amount previously expensed as research and development expense has been fully depleted. There was no cost of goods sold reported for the three months ended March 31, 2006 as we sold no products during that period. (See Note M of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $613,000 for the three months ended March 31, 2007 compared to $325,000 for the comparable prior year period. The increase is primarily attributable to FDA PMA submission costs of $148,000, stock-based compensation expense of $121,000 and higher compensation expenditure during the current year period.

General and administrative expenses totaled $537,000 for the three months ended March 31, 2007, compared to $597,000 for the comparable prior year period. The decrease is primarily attributable to lower charges in the current year period of $144,000 associated with the adoption of SFAS 123R, stock-based compensation expense, offset by increases in compensation expense, legal fees and investor relations expenses. (See Note D of Notes to Condensed Financial Statements.)

We incurred sales and marketing expenses of $101,000 for the three months ended March 31, 2007, compared to $37,000 for the comparable prior year period. The increase is primarily attributable to increased stock-based compensation expense of $7,000 and consulting costs of $38,000 associated with REPEL- CV post-launch marketing in the European Union and other international markets. During 2007, we anticipate an increased level of sales and marketing expense as we prepare for a US launch of REPEL-CV. The level and rate of increase will depend on a number of factors including the anticipated timing of and other developments related to the FDA’s PMA approval process.

There was interest income of $31,000 for the three months ended March 31, 2007. There was no interest income for the comparable prior year period. The increase is attributable to higher average cash balances and higher interest rates.

Interest expense remained relatively unchanged at $1,000 for the three months ended March 31, 2007, compared to $2,000 for the comparable prior year period.

We realized other income from the reversal of liabilities of $44,000 for the three months ended March 31, 2007. There was no other income for the comparable prior year period. The reversal of liabilities during the current year period related to trade and other business transactions which were due and payable on or before March 31, 2001. The reversals were made due to the passage of time and our belief that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted at the time of the respective reversals.

Our net loss was $1,141,000 for the three months ended March 31, 2007, compared to $961,000 for the comparable prior year period. We expect to incur losses in future periods.

Liquidity and Capital Resources

The cash balance is $2,711,000 at March 31, 2007. At March 31, 2007, the Company had working capital of $2,331,000.

Net cash used in operating activities was $1,039,000 for the three months ended March 31, 2007, as compared to $622,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,141,000 partially offset by the impact of SFAS 123R, stock-based compensation expenses of $272,000 and an increase in accounts payable of $376,000, which were partially offset by a decrease in accrued expenses of $323,000 and increases totaling $253,000 in accounts receivable, inventory, reversal of liabilities and prepaid expenses. Net cash used in operating activities for the prior year period of $622,000 was primarily due to a net loss of $961,000 offset by the impact of $411,000 in stock-based compensation expenses, the modification of options which extended the exercise period by one year and an increase in accounts payable of $111,000, partially offset by an increase in prepaid expenses of $148,000 and a decrease in accrued expenses of $60,000.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2007; there was no comparable figure for the prior year period. Net cash used in investing activities was associated with the acquisition of computer equipment.

Net cash provided from financing activities for the three months ended March 31, 2007 was $29,000, as compared to $9,000 for the prior year period. The current year amount was comprised of $99,000 of proceeds from the exercise of stock options and warrants offset by the repayment of a $70,000 convertible promissory note that matured in February, 2007; the prior year amount resulted from the exercise of stock options and warrants.

The balance of cash and cash equivalents as of March 31, 2007 is not sufficient to meet our anticipated cash requirements through 2007, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available as and when needed or on terms favorable or acceptable to us. Equity financings may be dilutive to existing stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2006 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of March 31, 2007, we had employment agreements with four individuals that expire as follows: two in September 2007, one in March 2009 and one in May 2009. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $512,000 at March 31, 2007. We have also entered into change of control agreements with our two executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay amounts equal to 200% and 150% of such officers’ annual base salaries, respectively, plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on April 23, 2007, the following proposals were voted on as follows:

Proposal 1. Election of Directors.

	For	Withheld

David G. P. Allan	45,484,433	635,123
Barry R. Frankel	45,479,433	640,123
Richard L. Franklin, MD	45,484,433	635,123
Joerg Gruber	45,479,433	640,123
Robert P. Hickey	45,484,433	635,123
Walter R. Maupay, Jr.	31,041,071	15,078,485

Proposal 2. To ratify the appointment of Eisner LLP as the independent registered public accounting firm of our company.

For	Against	Abstain

45,485,307	8,300	625,950

Item 5. Other Information

Supply Agreements

In March 2007, we entered into long-term supply agreements with two of our existing vendors, Chem Development Inc. (“CDI”) and Surgical Technology Inc. (“STI”), for production and supply of REPEL-CV. CDI produces REPEL-CV for us in unfinished form, and STI is responsible for assembling, packaging and sterilization of the finished product. Under the agreement with CDI, which became effective as of March 29, 2007, CDI agreed to manufacture and supply us with our anticipated requirements of REPEL-CV in sheet form, consistent with rolling forecasts provided by us, and we agreed to provide CDI with sufficient raw material necessary for CDI to satisfy its production and delivery requirements. Under the agreement with STI, which became effective as of March 9, 2007, STI has agreed to supply us with our anticipated requirements of REPEL-CV, in finished form, consistent with our rolling forecasts, and we have agreed to ensure that STI is provided with amounts of REPEL-CV, in unfinished form, sufficient to enable STI to satisfy its obligations to us under the agreement.

Each of the agreements has an initial term of five years, subject to automatic renewal for successive two-year terms unless either party provides notice of termination at least six months prior to the expiration of any then term. In the event either CDI or STI elects not to renew, they have agreed to continue to support our production requirements for up to 16 months following expiration of the then current term, at mutually agreeable pricing and delivery terms. Under each agreement, pricing is fixed for an initial period, after which it can be changed periodically by the supplier to reflect cost adjustments as set forth in the agreements. Each agreement contains provisions relating to, among other things, product testing and quality control, compliance with US Food and Drug Administration regulatory requirements, product recall, insurance and indemnification.

Board Compensation

On April 23, 2007, our Board of Directors modified the arrangements for compensation of our non-employee directors by eliminating the annual 10,000 share option grant for committee and Board chairs and increasing the annual cash component. As modified, each of our non-employee directors shall be entitled to receive, as full compensation for service as a director, including service on any committee:

w
annual cash payment of $15,000, plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who shall not be entitled to separate compensation as a committee chair). The cash component is payable quarterly.

w
An annual option grant under our existing option plan(s) to purchase 65,000 shares of common stock. The options, which the Board shall endeavor to grant at each annual meeting of the Board of Directors, shall have an exercise price equal to the fair market value on the date of grant, shall be vested in full immediately upon grant and shall expire ten years from the grant date.

We shall continue to reimburse all directors, including employee directors, for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

Executive Officer Compensation

On April 23, 2007, our Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey, our President, CEO and CFO, and Dr. Eli Pines, our Vice President and Chief Scientific Officer. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $100,000 and Dr. Pines would be entitled to a maximum cash bonus equal to $60,000 for calendar year 2007, in each case subject to satisfaction of specific performance criteria. Criteria upon which Mr. Hickey’s bonus will be based include regulatory and sales and marketing activities related to REPEL-CV, financing and investor relations activities and product and business development activities. Criteria applicable to Dr. Pines’ bonus include REPEL-CV regulatory activities and product development.

On April 26, 2007, with the approval of the Compensation Committee of the Board of Directors, we amended existing stock option agreements covering 25,148 shares for Mr. Hickey and 50,000 shares for Dr. Pines, in each case scheduled to expire during May 2007. The agreements were amended to include a cashless exercise feature, in consideration for which the holders agreed to a one-year vesting restriction on the underlying shares.

Item 6. Exhibits

10.1 Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).

10.2 Supply Agreement, dated as of March 9, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).

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

SyntheMed, Inc. By: /s/ Robert P. Hickey Robert P. Hickey President, CEO and CFO Date: April 27, 2007

EXHIBIT INDEX

ITEM

10.1 Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).

10.2 Supply Agreement, dated as of March 9, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.