Form 10QSB
period 2007-06-30
SyntheMed, Inc.
filed 2007-08-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2007
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

Common Stock, $.001 Par Value - 84,212,661 shares outstanding at August 13, 2007

Transitional Small Business Disclosure Format (check one):
Yes ☐   No ☒

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Statements of Operations (unaudited) for the three-month	3
	and six-month periods ended June 30, 2006 and 2007

	Condensed Balance Sheets as of December 31, 2006 and	4
	June 30, 2007 (unaudited)

	Condensed Statements of Cash Flows (unaudited) for the	5
	six-month periods ended June 30, 2006 and 2007

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	14

Part II -	OTHER INFORMATION

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signature	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006		2007	2006		2007
Revenue
Product sales	$		$40	$		$84
Revenue			40			84

Cost of goods sold			7			15

Gross profit			33			69

Operating expenses:
Research and development		787	551		1,112	1,164
General and administrative		999	893		1,596	1,428
Sales and marketing		57	293		94	394
Operating expenses		1,843	1,737		2,802	2,986

(Loss) from operations		(1,843)	(1,704)		(2,802)	(2,917)

Other income/(expense):
Interest income		50	20		50	51
Other Income		1			1
Gain on settlement of debt		22			22
Interest expense		(1)			(3)	(1)
Reversal of liabilities						44
Other income/(expense)		72	20		70	94

Net loss		$(1,771)	$(1,684)		$(2,732)	$(2,823)

Net loss per common share-basic and diluted		$(0.02)	$(0.02)		$(0.04)	$(0.03)

Weighted average shares outstanding		82,289	84,057		74,514	83,567

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	June 30,
	2006	2007
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$3,722	$1,574
Accounts Receivable	5	59
Inventory	38	186
Prepaid expenses and deposits	158	162
Total current assets	3,923	1,980

Acquired technology, less accumulated amortization	89	55
Furniture and equipment, less accumulated depreciation	166	151
TOTAL	$4,178	$2,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138	$219
Accrued expenses	643	243
Convertible note payable	70
Total current liabilities	851	462

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 82,945 and 84,208	83	84
Additional paid-in capital	51,389	52,610
Accumulated deficit	(48,145)	(50,969)
Total stockholders' equity	3,327	1,725
TOTAL	$4,178	$2,187

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(2,732)	$(2,823)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	15	38
Amortization of acquired technology	34	34
Reversal of liabilities		(44)
Stock based compensation	1,230	1,039
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable		(54)
(Increase) in Inventory		(148)
(Increase) in prepaid expenses	(53)	(4)
(Decrease)/Increase in accounts payable	(207)	124
(Decrease) in accrued expenses	(33)	(400)
Net cash used in operating activities	(1,746)	(2,238)

Cash flows from investing activities:
Purchase of furniture and equipment	(21)	(23)
Net cash used in investing activities	(21)	(23)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,783
Repayment of convertible note payable		(70)
Proceeds from exercise of stock options and warrants	9	183
Net cash provided by financing activities	5,792	113

Net increase /(decrease) in cash and cash equivalents	4,025	(2,148)
Cash and cash equivalents at beginning of period	735	3,722
Cash and cash equivalents at end of period	$4,760	$1,574

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Offering costs paid in common shares	$449

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

Accounts receivable are stated at estimated net realizable value. The Company expects to evaluate its allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against receivables based upon management’s estimate.

C)	Inventory

 Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method.

	December 31,	June 30,
	2006	2007

Raw materials	$-	$128,000
Work in process	35,000	-
Finished goods	3,000	58,000
	$38,000	$186,000

The Company outsources the production of its inventory which is located at third party facilities in Prince Edward Island, Canada, Ohio and Minnesota.

D)	Stock Based Compensation Plans

At June 30, 2007, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2007, there were 1,966,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$.84	$.73
Risk-free interest rates	4.89%	5.07%
Expected option life in years	2-10	7-10
Actual vesting terms in years	3	2
Expected stock price volatility	96.4%	99.0%
Expected dividend yield	-0-	-0-

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2007	13,437	$0.39	3.1 Years*
Granted	1,715	0.84	9.4 Years
Exercised	(744)	0.16
Canceled or expired	(939)	1.33
Outstanding at June 30, 2007	13,469	$0.39	5.1 Years*	$6,812,244

Exercisable at June 30, 2007	12,462	$0.35	4.6 Years*	$6,709,419

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

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $530,000.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2007	1,069	$0.75
Granted	1,715	0.84
Canceled or expired	(150)	0.80
Vested	(1,627)	0.74
Nonvested at June 30, 2007	1,007	$0.91

As of June 30, 2007, there was approximately $504,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 35 months.

The Company granted 1,410,000 and 1,715,000 options in the periods ended June 30, 2006 and 2007, respectively. The Company has recorded a charge of $295,000, $648,000 and $96,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the six months ended June 30, 2007.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At June 30, 2007, the Company had 405,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs. These options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00. At this time, the Company cannot determine when, if ever, the FDA - related milestones will be achieved and hence the Company has not recognized compensation expense related to these options.

E)	Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the six month periods ended June 30, 2006 and 2007, the Company recorded amortization of $34,000 in research and development relating to these assets.

F)	Convertible Promissory Notes

On February 22, 2007, a $70,000 5-year, 5% convertible promissory note matured and was repaid.

G)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 14,944,566 potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

H)	Exercise of Warrants

In March 2007, the Company received proceeds of approximately $71,000 from the exercise of warrants to purchase 594,000 shares of the Company’s common stock. The warrants were issued to the placement agent in the Series C Convertible Preferred Stock private placement in March 2003.

At June 30, 2007, the Company has 1,475,000 warrants outstanding. (See note J).

I)	Exercise of Options

For the six month period ended June 30, 2007, the Company received proceeds of approximately $118,000 from the exercise of options to purchase 668,718 shares of the Company’s common stock.

On April 27, 2007, the Company amended 75,148 options for two of its officers to include a cashless exercise feature. In exchange, the employees have agreed that upon exercise, these shares will be subject to forfeiture and non-transferable for a period of one year from the date of exercise. These options were simultaneously exercised for 40,014 shares of the Company’s common stock April 27, 2007. The company has accounted for this transaction as a cancellation of an award accompanied by a replacement award and has recorded the incremental value over the vesting period.

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

The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007 we have $ 19,731,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

For the six month period ended June 30, 2007, we reversed liabilities of $44,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before June 30, 2001 and there has been no communication with the parties regarding these transactions since that time. Accordingly, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

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

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw material had been included in finished goods inventory for the interim period ended June 30, 2007 (in thousands):

	Six Months Ended
	June 30, 2007
Reported Net sales	$84	100%
Pro forma COGS	26	31%
Pro forma Gross Profit	$58	69%

O)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows employees to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company will make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the six months ended June 30, 2007, the Company made a matching contribution in the amount of $9,000 to the plan.

P)	Subsequent Event

On August 14, 2007, we sold an aggregate of 2,800,000 shares of common stock at a purchase price of $1.00 per share in the initial closing of a private placement, resulting in gross cash proceeds of $2,800,000. In connection with the financing, we paid a placement agent a commission of $196,000 in cash, representing 7% of the proceeds raised by the agent, and warrants to purchase an aggregate of 196,000 shares of common stock, representing 7% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $1.10 per share at any time until August 13, 2011. We also reimbursed the agent for certain financing-related expenses including legal fees.

Our Board of Directors has authorized us to raise up to an additional $3,200,000 in the private placement through the agent on the same terms at any time prior to August 31, 2007. In connection with the financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent. Pursuant to the investor rights agreement, we agreed to file, within 30 days of the final closing, a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement.

Subsequent to June 30, 2007, the Company received gross proceeds of approximately $2,000 upon the exercise of 5,000 Common Stock options.

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

General

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Products under development, all of which are based on our licensed proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our commercialization efforts are currently focused on our lead product, REPEL-CV Adhesion Barrier, for use in cardiac surgery.

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions (scar tissue). We feel confident that the pivotal trial achieved its primary clinical endpoint based on the level of reduction in the extent and severity of adhesions. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. We have incorporated the results of this trial into the Premarket Approval (PMA) submission documentation for the United States Food and Drug Administration (“FDA”) as a basis for obtaining approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. Our PMA submission was formally accepted for review by the FDA on March 22, 2007. A meeting of the FDA Circulatory System Devices Advisory Panel has been scheduled for September 19, 2007 to review the PMA submission.

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

Results of Operations

Revenue for the three and six months ended June 30, 2007 of $40,000 and $84,000, respectively, is attributable to product sales of REPEL-CV in the European Union and in other international markets. There was no revenue reported for the comparable 2006 periods and we had no products approved for sale at those times.

Cost of goods sold of $7,000 and $15,000 for the three and six months ended June 30, 2007, respectively reflect costs to process and package REPEL-CV into saleable form. Raw material costs are not included as part of cost of goods sold or inventory cost as these were previously expensed as research and development expense in prior periods. Had raw material costs been included in cost of goods sold, costs of goods sold for the three and six month periods would have been $12,000 and $26,000, respectively. Costs of goods sold will include raw material costs in future periods once the amounts previously expensed as research and development expense have been fully depleted. There was no cost of goods sold reported for the comparable 2006 periods as we sold no products during that time. (See Note N of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $551,000 and $1,164,000 for the three and six months ended June 30, 2007 compared to $787,000 and $1,112,000 for the comparable prior year periods, respectively. The decrease for the three months ended June 30, 2007 as compared to the prior year is primarily attributable to lower manufacturing development and clinical trial costs of $342,000 partially offset by higher regulatory costs.

General and administrative expenses totaled $893,000 and $1,428,000 for the three and six months ended June 30, 2007, compared to $999,000 and $1,596,000 for the comparable prior year periods, respectively. The decreases are primarily attributable to lower non-cash charges in the current year periods of $358,000 as the result of SFAS 123R, stock-based compensation expense, partially offset by increases in compensation expense, consulting fees and investor relations expenses. (See Note D of Notes to Condensed Financial Statements.)

We incurred sales and marketing expenses of $293,000 and $394,000 for the three and six months ended June 30, 2007, compared to $57,000 and $94,000 for the comparable prior year periods, respectively. The increases are primarily attributable to increased stock-based compensation expense of $96,000, consulting costs of $101,000 associated with REPEL- CV post-launch marketing in the European Union and other international markets and sales compensation cost of $41,000. During the remainder of 2007, we anticipate an increased level of sales and marketing expense as we prepare for a US launch of REPEL-CV. The level and rate of increase will depend on a number of factors including the anticipated timing of and other developments related to the FDA’s PMA approval process.

There was interest income of $20,000 and $51,000 for the three and six months ended June 30, 2007 compared to $50,000 and $50,000 for the comparable prior year periods, respectively. The decrease for the three months ended June 30, 2007 as compared to the comparable prior year period is primarily attributable to lower average cash balances during the current year.

Interest expense was $1,000 for the six months ended June 30, 2007, compared to $1,000 and $3,000 for the three and six months ended June 30, 2006. No interest expense was incurred for the three months ended June 30, 2007.

We realized other income from the reversal of liabilities of $44,000 for the six months ended June 30, 2007; there were no comparable amounts recorded during the prior year period.  The reversal of liabilities during the current year period related to trade and other business transactions which were due and payable on or before June 30, 2001. The reversals were made due to the passage of time and our belief that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted at the time of the respective reversals.

A gain on settlement of debt of $22,000 was recorded in the three months and six months ended June 30, 2006 associated with the settlement of outstanding trade payables; there were no comparable amounts recorded during the current year periods.

Our net loss was $1,684,000 and $2,823,000 for the three and six months ended June 30, 2007, compared to $1,771,000 and $2,732,000 for the comparable prior year periods, respectively. We expect to incur losses in future periods.

Liquidity and Capital Resources

The cash balance is $1,574,000 at June 30, 2007. At June 30, 2007, the Company had working capital of $1,518,000.

Net cash used in operating activities was $2,238,000 for the six months ended June 30, 2007, as compared to $1,746,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $2,823,000 and decreases in accrued expenses of $400,000 and increases totaling $250,000 in accounts receivable, inventory, reversal of liabilities and prepaid expenses partially offset by the impact of SFAS 123R, stock-based compensation expenses of $1,039,000 and an increase in accounts payable of $124,000. Net cash used in operating activities for the prior year period of $1,746,000 was primarily due to a net loss of $2,732,000 and decreases in accounts payable and accrued expenses of $240,000 and an increase in prepaid expenses of $53,000 partially offset by the impact of $1,230,000 in stock-based compensation expenses, reflecting the modification of certain options scheduled to expire in 2006 which extended the exercise period by one year.

Net cash used in investing activities was $23,000 for the six months ended June 30, 2007 as compared to $21,000 for the comparable prior year period. Net cash used in investing activities was associated with the acquisition of computer equipment and office furniture in both the current and prior year periods.

Net cash provided from financing activities for the six months ended June 30, 2007 was $113,000, as compared to $5,792,000 for the prior year period. The current year amount was comprised of $183,000 of proceeds from the exercise of stock options and warrants offset by the repayment of a $70,000 convertible promissory note that matured in February 2007; the prior year amount was comprised of $5,783,000 of net proceeds from the sale of common stock and $9,000 from the exercise of outstanding options.

In August 2007, we completed the initial closing of a private placement in which we received $2,800,000 in gross proceeds in consideration for the issuance and sale of 2,800,000 shares of common stock. (See Note P and Part II, Item 5.)

The balance of cash and cash equivalents as of June 30, 2007. together with the funds received from the private placement, as referred to in the above paragraph, is not sufficient to meet our anticipated cash requirements through June 30, 2008, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available as and when needed or on terms favorable or acceptable to us. Equity financings may be dilutive to existing stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2006 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of June 30, 2007, we had employment agreements with five individuals that expire as follows: two in September 2007, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $632,000 at June 30, 2007. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 5. Other Information

On August 14, 2007, we sold an aggregate of 2,800,000 shares of common stock at a purchase price of $1.00 per share in the initial closing of a private placement, resulting in gross cash proceeds of $2,800,000. In connection with the financing, we paid a placement agent a commission of $196,000 in cash, representing 7% of the proceeds raised by the agent, and warrants to purchase an aggregate of 196,000 shares of common stock, representing 7% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $1.10 per share at any time until August 13, 2011. We also reimbursed the agent for certain financing-related expenses including legal fees.

Our Board of Directors has authorized us to raise up to an additional $3,200,000 in the private placement through the agent on the same terms at any time prior to August 31, 2007. In connection with the financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent. Pursuant to the investor rights agreement, we agreed to file, within 30 days of the final closing, a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement.

The financing was made in reliance upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 thereunder. The offering involved no general solicitation and each of the purchasers represented, among other things, that it is an “accredited investor” within the meaning of Regulation D.

Item 6. Exhibits

10.1
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment).

10.2	Employment Agreement, dated as of May 1, 2007, between our company and Marc Sportsman.
10.3	Change of Control Agreement, dated as of May 1, 2007, between our company and Marc Sportsman.
10.4	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Robert P. Hickey.
10.5	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Eli Pines, PhD.
10.6	Form of Subscription Agreement for August 2007 equity placement.
10.7	Form of Investor Rights Agreement for August 2007 equity placement.
10.8	Agency Agreement for August 2007 equity placement.
10.9	Form of Broker Warrant issued to Agent's designees covering an aggregate of 196,000 shares.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release for August 2007 equity placement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO Date: August 14, 2007

EXHIBIT INDEX

ITEM

10.1
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment).

10.2	Employment Agreement, dated as of May 1, 2007, between our company and Marc Sportsman.
10.3	Change of Control Agreement, dated as of May 1, 2007, between our company and Marc Sportsman.
10.4	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Robert P. Hickey.
10.5	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Eli Pines, PhD.
10.6	Form of Subscription Agreement for August 2007 equity placement.
10.7	Form of Investor Rights Agreement for August 2007 equity placement.
10.8	Agency Agreement for August 2007 equity placement.
10.9	Form of Broker Warrant issued to Agent's designees covering an aggregate of 196,000 shares.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release for August 2007 equity placement.