Form 10QSB
period 2007-09-30
SyntheMed, Inc.
filed 2007-11-05
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 87,499,108 shares outstanding at November 2, 2007

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month	3
	and nine-month periods ended September 30, 2006 and 2007

	Condensed Balance Sheets as of December 31, 2006 and	4
	September 30, 2007 (unaudited)

	Condensed Statements of Cash Flows (unaudited) for the	5
	nine-month periods ended September 30, 2006 and 2007

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 6.	Exhibits	15

	Signature	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue
Product sales	$62	$9	$62	$93
Revenue	62	9	62	93

Cost of goods sold	9	1	9	17

Gross profit	53	8	53	76

Operating expenses:
Research and development	486	643	1,598	1,807
General and administrative	322	397	1,918	1,825
Sales and marketing	35	298	129	691
Operating expenses	843	1,338	3,645	4,323

(Loss) from operations	(790)	(1,329)	(3,592)	(4,247)

Other income/(expense):
Interest income	41	24	91	75
Other Income			1
Gain on settlement of debt			22
Interest expense	(1)		(4)	(1)
Reversal of liabilities				44
Other income/(expense)	40	24	110	118

Net loss	$(750)	$(1,306)	$(3,482)	$(4,129)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding	82,821	85,786	77,313	84,314

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	September 30,
	2006	2007
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$3,722	$3,507
Accounts receivable	5	10
Inventory	38	156
Prepaid expenses and deposits	158	142
Total current assets	3,923	3,815

Acquired technology, less accumulated amortization	89	38
Furniture and equipment, less accumulated depreciation	166	140
TOTAL	$4,178	$3,993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138	$180
Accrued expenses	643	435
Convertible note payable	70
Total current liabilities	851	615

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 82,945 and 87,404	83	87
Additional paid-in capital	51,389	55,565
Accumulated deficit	(48,145)	(52,274)
Total stockholders' equity	3,327	3,378
TOTAL	$4,178	$3,993

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(3,482)	$(4,129)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	21	42
Amortization of acquired technology	51	51
Reversal of liabilities		(44)
Stock based compensation	1,298	1,240
Changes in operating assets and liabilities:
(Increase) in accounts rceivable	(47)	(5)
(Increase) in inventory	(25)	(118)
(Increase)/Decrease in prepaid expenses	(55)	16
(Decrease)/Increase in accounts payable	(152)	86
(Decrease) in accrued expenses	(92)	(208)
Net cash used in operating activities	(2,483)	(3,069)

Cash flows from investing activities:
Purchase of furniture and equipment	(31)	(16)
Net cash used in investing activities	(31)	(16)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,766	2,726
Repayment of convertible note payable	(40)	(70)
Proceeds from exercise of stock options and warrants	9	214
Net cash provided by financing activities	5,735	2,870

Net increase /(decrease) in cash and cash equivalents	3,221	(215)
Cash and cash equivalents at beginning of period	735	3,722
Cash and cash equivalents at end of period	$3,956	$3,507

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Offering costs paid in common shares	$449

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. Certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

C)	Inventory

 Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method.

	December 31,	September 30,
	2006	2007

Raw materials	$-	$62,000
Work in process	35,000	38,000
Finished goods	3,000	56,000
	$38,000	$156,000

The Company outsources the production of its inventory which is located at third party facilities in Prince Edward Island, Canada, Ohio and Minnesota.

D)	Stock Based Compensation Plans

At September 30, 2007, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At September 30, 2007, there were 1,966,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$.84	$1.05
Risk-free interest rates	4.51%-4.73%	4.59%
Expected option life in years	2-10	7-10
Actual vesting terms in years	3	2
Expected stock price volatility	95.7%	98.5%
Expected dividend yield	-0-	-0-

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2007	13,437	$0.39	3.1 Years*
Granted	1,715	0.84	9.2 Years
Exercised	(930)	0.15
Canceled or expired	(954)	1.31
Outstanding at September 30, 2007	13,268	$0.40	5.3 Years*	$4,928,372

Exercisable at September 30, 2007	12,310	$0.36	4.9 Years*	$4,880,372

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

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $653,000.

The following summarizes the activity of the Company’s stock options that have not vested as of September 30, 2007 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2007	1,069	$0.75
Granted	1,715	0.84
Canceled or expired	(150)	0.80
Vested	(1,676)	0.76
Nonvested at September 30, 2007	958	$0.89

As of September 30, 2007, there was approximately $451,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 32 months.

The Company granted 1,660,000 and 1,715,000 options in the periods ended September 30, 2006 and 2007, respectively. The Company has recorded a charge of $295,000, $700,000 and $97,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2007.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At September 30, 2007, the Company had 405,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs. These options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00. Based on the recommendation of the Circulatory System Devices Advisory Panel of the FDA to approve REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery, the Company has concluded that 220,000 of such options will likely vest, and the Company has recorded an estimated $113,000 in research and development expense and $36,000 in general and administrative expense associated with such options. Upon FDA approval, the Company will true up the fair value charge and record the change in the estimate.

E)    Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the nine month periods ended September 30, 2006 and 2007, the Company recorded amortization of $51,000 in research and development expense relating to these assets.

F)    Convertible Promissory Notes

On February 22, 2007, a $70,000 5-year, 5% convertible promissory note matured and was repaid.

G)    Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 14,953,166 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

H)   Exercise of Warrants

In March 2007, the Company received proceeds of approximately $71,000 from the exercise of warrants to purchase 594,000 shares of the Company’s common stock. The warrants were issued to the placement agent in the Series C Convertible Preferred Stock private placement in March 2003.

At September 30, 2007, the Company has 1,685,000 warrants outstanding. (See note J).

I)     Exercise of Options

For the nine month period ended September 30, 2007, the Company received proceeds of approximately $143,000 from the exercise of options to purchase 854,318 shares of the Company’s common stock.

On April 27, 2007, the Company amended 75,148 options for two of its officers to include a cashless exercise feature. In exchange, the employees have agreed that upon exercise, these shares will be subject to forfeiture and non-transferable for a period of one year from the date of exercise. These options were simultaneously fully exercised on a cashless basis on April 27, 2007, resulting in the issuance of an aggregate of 40,014 shares of the Company’s common stock. The Company has accounted for this transaction as a cancellation of an award accompanied by a replacement award and has recorded the incremental value over the vesting period.

J)    Common Stock

In August and September 2007, the Company sold an aggregate of 3,000,000 shares of common stock at a purchase price of $1.00 per share in a private placement, resulting in gross cash proceeds of $3,000,000. The private placement occurred in two closings, the first on August 14, 2007 for total proceeds of $2,800,000 and the second on September 7, 2007 for $200,000. In connection with the financing, the Company paid a placement agent a commission of $210,000 in cash, representing 7% of the proceeds raised by the agent, and issued to or at the direction of the placement agent warrants to purchase an aggregate of 210,000 shares of common stock, representing 7% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $1.10 per share at any time until August 13, 2011. The Company incurred certain financing-related expenses totaling $64,000 including legal fees.

In connection with the above noted financing, the Company entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent. Pursuant to the investor rights agreement, the Company filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement. The registration statement was declared effective by the SEC on October 16, 2007.

In April 2006, the Company sold an aggregate of 15,000,000 shares of common stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, the Company paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent’s election, by issuance of 1,124,600 shares of common stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and the Company issued to or at the direction of the placement agent warrants to purchase an aggregate of 1,475,000 shares of common stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. The Company paid offering costs of $78,000 including amounts to the placement agent for certain financing-related expenses including legal fees.

In connection with the April 2006 financing, the Company entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. Pursuant to the investor rights agreement, the Company filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement. The registration statement was declared effective by the SEC on August 1, 2006.

K)   Recent Accounting Pronouncements

The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007 we have $ 21,037,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

L)    Reversal of Liabilities

For the nine month period ended September 30, 2007, we reversed liabilities of $44,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2001 and there has been no communication with the parties regarding these transactions since that time. Accordingly, we believe, based on advice of our counsel, that any claim for these amounts at this time would be barred by applicable statutes of limitations.

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

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw material had been included in finished goods inventory for the interim periods ended September 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
Reported Net Sales	$9	100%	$93	100%
Pro forma COGS	3	29%	29	31%
Pro forma Gross Profit	$6	71%	$64	69%

O)   Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows employees to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company will make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the nine months ended September 30, 2007, the Company made a matching contribution in the amount of $15,000 to the plan.

P)    Subsequent Event

Subsequent to September 30, 2007, the Company received gross proceeds of approximately $5,000 upon the exercise of options to purchase 65,833 shares of common stock.

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

    In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005. We have incorporated the results of this trial into the Premarket Approval (“PMA”) submission documentation for the United States Food and Drug Administration (“FDA”) as a basis for obtaining approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. Our PMA submission was formally accepted for review by the FDA in March 2007.

    In September 2007, we reported that the Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The panel also recommended the development of additional safety data as a basis for expanding the indicated use to include adult patients. We are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA for the pediatric indication by the end of this year as well as clarification of the additional data requirements to support approval of the PMA for use in adults. The timing and scope of any FDA approval of the PMA, as well as the nature and extent of additional data required to expand any approved indication, will materially impact our plan of operations during the next twelve months.

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

    In anticipation of the above-referenced PMA approval, we are assessing product opportunities outside of cardiac surgery in which we can leverage our polymer film technology through other surgical product applications. Our initial focus is on the possible marketing of bioresorbable film-based products for use in spine and ENT surgical procedures

  Our bioresorbable polymer technology is based on a proprietary group of polymers. We believe that these polymers display desirable properties, which enable them to be tailored to a wide variety of applications. These properties include bioresorbability, flexibility, strength and biocompatibility. Potential applications for products derived from these polymers are in medical areas such as the prevention of post-operative adhesions, sutures, stents, implantable device coatings and drug delivery.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Revenue for the three and nine months ended September 30, 2007 totaled $9,000 and $93,000, respectively, compared to $62,000 in each of the comparable prior year periods. Revenue is attributable to product sales of REPEL-CV in the European Union and in other international markets. Should the FDA approve the PMA for the Advisory Panel recommended indication of use in pediatric patients, we anticipate achieving increased revenue in future periods, though, given the more limited market, at lower levels than had the approval included use in the broader adult population. Revenue for the three months ended September 30, 2007 as compared to the prior year decreased as a result of higher initial customer purchases required to fill the product pipeline during the prior year. The increase in revenue for the nine months ended September 30, 2007 as compared to the prior year resulted from no product revenue being recorded for the first eight months of 2006 as we had no products approved for sale at that time.

Cost of goods sold totaled $1,000 and $17,000 for the three and nine months ended September 30, 2007, respectively, compared to $9,000 in each of the comparable prior year periods. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. Raw material costs are not included as part of cost of goods sold as these were previously expensed as research and development expense in prior periods. Had raw material costs been included in cost of goods sold, costs of goods sold for the 2007 three and nine month periods would have been $3,000 and $29,000, respectively. Cost of goods sold will include raw material costs in future periods once the amounts previously expensed as research and development expense have been fully depleted. (See Note N of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $643,000 and $1,807,000 for the three and nine months ended September 30, 2007, respectively, compared to $486,000 and $1,598,000 for the comparable prior year periods. The increase over the three month periods is primarily attributable to higher regulatory and new product development costs of $263,000, partially offset by lower consulting, legal, insurance and clinical trial costs of $216,000. The increase over the nine month periods is primarily attributable to higher regulatory costs associated with the PMA submission and new product development costs for products that leverage our polymer technology of $516,000 and higher non-cash charges in the current year of $168,000 as the result of SFAS 123R, stock-based compensation expense, partially offset by lower manufacturing development and clinical trial costs for REPEL-CV of $525,000.

General and administrative expenses totaled $397,000 and $1,825,000 for the three and nine months ended September 30, 2007, respectively, compared to $322,000 and $1,918,000 for the comparable prior year periods. The increase over the three month periods is primarily attributable to higher compensation expense in the current year. The decrease over the nine month periods is primarily attributable to a decrease in non-cash charges of $322,000 as the result of SFAS 123R, stock-based compensation expense, partially offset by increases in compensation expense, insurance and investor relations expenses associated with recent growth in the business. (See Note D of Notes to Condensed Financial Statements.)

We incurred sales and marketing expenses of $298,000 and $691,000 for the three and nine months ended September 30, 2007, respectively, compared to $35,000 and $129,000 for the comparable prior year periods. The increase over the three month periods is primarily attributable to increased consulting costs of $86,000 associated with REPEL- CV post-launch marketing in the European Union and other international markets, sales compensation cost of $77,000, meetings and travel related expenses of $70,000 and sales training expenses of $28,000. The increase over the nine month periods is primarily attributable to increased stock-based compensation expense of $96,000, consulting costs of $187,000 associated with REPEL- CV post-launch marketing in the European Union and other international markets, sales compensation cost of $137,000 and meetings and travel related expenses of $81,000. During the remainder of 2007, we anticipate an increased level of sales and marketing expense as we prepare for a US launch of REPEL-CV.

There was interest income of $24,000 and $75,000 for the three and nine months ended September 30, 2007, respectively, compared to $41,000 and $91,000 for the comparable prior year periods. The decreases were primarily attributable to lower average cash balances during the current year.

Interest expense was $1,000 for the nine months ended September 30, 2007, compared to $1,000 and $4,000 for the three and nine months ended September 30, 2006, respectively. No interest expense was incurred for the three months ended September 30, 2007. The decrease for the 2007 periods was attributable to the repayment of an interest bearing convertible promissory note in the principal amount of $70,000 on February 22, 2007.

    We realized other income from the reversal of liabilities of $44,000 for the nine months ended September 30, 2007; there were no comparable amounts recorded during the prior year period.  The reversal of liabilities during the current year period related to trade and other business transactions which were due and payable on or before March 31, 2001. The reversals were made due to the passage of time and our belief that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted at the time of the respective reversals.

A gain on settlement of debt of $22,000 was recorded in the nine months ended September 30, 2006 associated with the settlement of outstanding trade payables; there were no comparable amounts recorded during the current year periods.

Our net loss was $1,306,000 and $4,129,000 for the three and nine months ended September 30, 2007, respectively, compared to $750,000 and $3,482,000 for the corresponding prior year periods. We expect to incur losses in future periods.

Liquidity and Capital Resources

At September 30, 2007, we had a cash balance of $3,507,000 and working capital of $3,201,000.

Net cash used in operating activities was $3,069,000 for the nine months ended September 30, 2007, as compared to $2,483,000 for the prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $4,129,000, a decrease in accrued expenses of $208,000 and increases totaling $168,000 in accounts receivable, inventory and reversal of liabilities, partially offset by the impact of SFAS 123R, stock-based compensation expenses, of $1,240,000, an increase in accounts payable of $86,000 and a decrease in prepaid expenses of $16,000. Net cash used in operating activities for the prior year period of $2,483,000 was primarily due to a net loss of $3,482,000 and decreases totaling $244,000 in accounts payable and accrued expenses, partially offset by the impact of $1,298,000 in non-cash expenses comprised of stock-based compensation expenses, primarily due to the adoption of SFAS 123R and the modification of options which extended the exercise period by one year.

    Net cash used in investing activities was $16,000 for the nine months ended September 30, 2007, as compared to $31,000 for the corresponding prior year period. Net cash used in investing activities was associated with the acquisition of computer equipment and office furniture in both the current and prior year periods.

    Net cash provided from financing activities for the nine months ended September 30, 2007 was $2,870,000, as compared to $5,735,000 for the prior year period. The current year amount was comprised of $2,726,000 of net proceeds from the sale of common stock, $214,000 from the exercise of stock options and warrants offset by the repayment of a $70,000 convertible promissory note that matured in February 2007; the prior year amount was comprised of $5,766,000 of net proceeds from the sale of common stock and $9,000 from the exercise of stock options offset by the repayment of a $40,000 convertible promissory note that matured in August 2006.

     The balance of cash and cash equivalents as of September 30, 2007 is not sufficient to meet our anticipated cash requirements through September 30, 2008, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available as and when needed or on terms favorable or acceptable to us. Equity financings may be dilutive to existing stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently.

    As of September 30, 2007, we had employment agreements with five individuals that expire as follows: two in September 2008, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $624,000 at September 30, 2007. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SyntheMed, Inc.

By: /s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
Date: November 5, 2007

EXHIBIT INDEX
ITEM

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.