Form 10KSB
period 2007-12-31
SyntheMed, Inc.
filed 2008-03-25
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-20580

SYNTHEMED, INC.
(Name of small business issuer in its charter)
Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Middlesex Essex Turnpike, Suite 210	08830
Iselin, New Jersey	(Zip Code)
(Address of principal executive offices)

(732) 404-1117
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK—PAR VALUE $.001 PER SHARE
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The issuer’s revenue for its fiscal year ended December 31, 2007 was $133,650.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 6, 2008 was approximately $33.2 million.

As of March 6, 2008, 87,621,108 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I

Item 1. Business

General

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our commercialization efforts are currently focused on our lead product, REPEL-CV® Adhesion Barrier, for use in cardiac surgery. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

In September 2006, we reported positive efficacy results from a multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. We incorporated the results of the trial into a Premarket Approval (“PMA”) application for United States Food and Drug Administration (“FDA”) approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. The PMA application was formally accepted for review by the FDA in March 2007.

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved for the Panel-recommended indication, subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV. In January 2008, we received a request from the FDA for additional information pertaining to certain aspects of the manufacturing and sterilization processes for REPEL-CV. We have responded to the inquiries and are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA application for the pediatric indication in mid-2008, as well as clarification of the additional data requirements to support approval of a PMA application for use in adults. In February 2008, we received a Warning Letter from the FDA identifying certain protocol violations observed during the REPEL-CV pivotal clinical trial; we have submitted to the FDA the corrective actions taken to avoid reoccurrence in future clinical studies. The timing and scope of any FDA approval of the PMA application, as well as the nature and extent of additional data required to expand any approved indication, remain uncertain and will materially impact our plan of operations during the next twelve months. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

In September 2006, following receipt of CE Mark approval, we launched REPEL-CV for sale in the European Union (EU) and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons. We have filed for regulatory approval to market REPEL-CV in Canada.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications. Examples include the use of our technology to limit risks of soft tissue injury associated with anterior vertebral revision surgery, a spinal surgery technique that has become more prevalent with the advent of artificial replacement discs, and to limit sinus blockages associated with sinus surgery. We are exploring whether we can obtain FDA approval for such surgical indications through the 510(k) review process which typically does not involve the clinical studies required for a PMA approval.

Post-Operative Adhesions

Adhesions are fibrous structures that connect tissues or organ surfaces that are not normally joined. They are an undesirable side effect of the body's normal healing process following damage to tissue. Adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility following gynecologic surgery, serious complications during secondary cardiovascular surgical procedures, restricted limb motion following orthopedic surgery, and pain following any surgery. Moreover, adhesions that form as a result of surgery can increase the complexity, duration and risk of subsequent surgery. Based on secondary market research, surgeons in the United States perform an estimated 500,000 abdominal operations annually to remove adhesions. In the absence of an efficacious means of intervention, the formation of adhesions becomes a virtually unavoidable byproduct of the trauma caused to internal tissue surfaces during the surgical procedure. Numerous clinical studies substantiate the observation that performing such procedures laparoscopically (less-invasively) rather than in the traditional open manner, in fact, may lead to the formation of more extensive and problematic adhesions.

Adhesion formation after open-heart surgical procedures is a significant complication at the point of performing a secondary procedure. We estimate that secondary procedures (re-do’s) account for 15-20% of the approximately 500,000 open-heart surgeries performed annually in the United States. Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open-heart surgical procedure. These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure. There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

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

Products and Proposed Products

REPEL-CV® Adhesion Barrier

REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure to reduce the formation of post-operative adhesions (scar tissue). The significant trauma, bleeding and fluid accumulation in the pericardial cavity during an open heart surgical procedure invariably results in the formation of dense, vascularized adhesions which cause the heart to become attached to the inner surface of the sternum as well as to other vascular structures and organs adjacent to the heart. These adhesions evolve over time from the initial bridging of fibrin in the form of clots which form from the residual blood present upon the completion of the reconstructive surgical procedure on the heart. By placing REPEL-CV over the heart, the bridging of the fibrin is blocked and thus the severity of these adhesions is reduced. The use of REPEL-CV may benefit any patient who could be considered a candidate for subsequent open heart surgery. We estimate that approximately 15-20% of the total open heart surgical procedures performed in the United States involve patients who have had prior open heart surgery and this percentage is expected to increase as the population ages and life expectancy continues to increase. The presence of adhesions at the point of reoperation represents a significant complication which increases the risk to the patient and the cost of the procedure. REPEL-CV could become the first product approved by the FDA to address this surgical complication.

Pivotal Trial

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. The results of the pivotal trial demonstrated that the primary clinical endpoint, based on the level of reduction in the mean extent of adhesions between the REPEL-CV treated patients and the control patients, was achieved. The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients. Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001. In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005.

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

Regulatory

We have incorporated the results of these clinical studies into the PMA application as a basis for obtaining FDA approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. The PMA was formally accepted for review by the FDA in March 2007.

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved for the Panel-recommended indication, subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV. In January 2008, we received a request from the FDA for additional information pertaining to certain aspects of the manufacturing and sterilization processes for REPEL-CV. We have responded to the inquiries and are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA application for the pediatric indication in mid-2008, as well as clarification of the additional data requirements to support approval of a PMA application for use in adults. In February 2008, we received a Warning Letter from the FDA identifying certain protocol violations observed during the REPEL-CV pivotal clinical trial; we have submitted to the FDA the corrective actions taken to avoid reoccurrence in future clinical studies. The timing and scope of any FDA approval of the PMA application, as well as the nature and extent of additional data required to expand any approved indication, remain uncertain and will materially impact our plan of operations during the next twelve months. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

In August, 2006 we received CE Mark approval to market REPEL-CV for use in cardiac surgery within the European Union (EU) and in other international markets. We have filed for regulatory approval to market REPEL-CV in Canada. Subject to FDA approval of the PMA, we intend to pursue regulatory approval and registration in other countries, such as Japan, South Korea and China, where local regulatory approval is conditioned, in part, upon US regulatory approval.

Marketing and Sales

Subject to FDA approval of the PMA application, we intend to market REPEL-CV in the United States through a sales force comprised of our own sales representatives complemented by independent sales representatives. All of the field sales personnel will have experience selling cardiac device products into hospitals and will focus their efforts on promoting the features and benefits of REPEL-CV to both cardiovascular surgeons as well as the hospital administrative customers. The initial sales emphasis will be targeted at pediatric surgical centers as well as major hospitals where both pediatric and adult cardiothoracic surgical procedures are performed. A multi-faceted advertising and sales promotion program has been developed to support the field sales efforts. It is anticipated that upon receipt of FDA approval, REPEL-CV will be the first and only product approved for the reduction in the severity of adhesions in pediatric patients who are likely to need secondary open heart surgery. Our sales efforts will be intended to address this unmet clinical need and capitalize on this exclusive market opportunity.

In September 2006, we launched REPEL-CV for sale in the EU and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons. The penetration of these markets has not met our expectations due to both the poor performance of certain distributors and the slower than anticipated pace of obtaining administrative and government approvals required to allow product stocking and usage. We are continuing to upgrade our distribution relationships as needed to increase the penetration of these markets. We are also assisting our distributors in obtaining government reimbursement approvals and by providing business plan templates and other support tools to assist surgeons in gaining hospital approval to stock and use REPEL-CV.

Other Film-based Product Opportunities

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or help to avoid post-operative complications. One such example is in anterior vertebral revision surgery. With the advent of artificial replacement discs, the technique for placement of these discs in the lumbar region of the spine involves an anterior entry in which the spine is accessed through an incision in the abdominal cavity. In the event that the implantation of the artificial disc has to be revised through a second procedure, access to the spine becomes challenging due to the attachment of the aorta and other structures to the spine. The placement of our polymer film on the spine during the initial procedure may provide the surgeon a clearer plane of dissection and thus reduce the related risks during the revision procedure. We are conducting preclinical studies to evaluate the performance of our polymer film in spine procedures. We are exploring whether we can obtain FDA approval for this surgical indication through the 510(k) review process which typically does not involve the clinical studies required for a PMA approval.

Another potential application for our polymer film technology is in Ear, Nose & Throat (“ENT”) surgery. There are approximately two million surgical procedures performed in the United States each year involving the sinuses. Invariably, as a result of the trauma and bleeding which occurs during these procedures, the sinus passages become blocked resulting in the need for a subsequent surgical procedure to clear the blockage. Surgeons will often use silicone and other non-resorbable tubes to maintain clear openings of the sinus passages during the post-operative healing period; however, these tubes must be removed which unavoidably causes additional trauma and bleeding. We plan to evaluate the use of a coil of our polymer film to perform the same post-operative task as the silicone tubing but without the need to subsequently remove the material. Receipt of PMA approval for REPEL-CV will provide us the latitude to consider evaluating this material in these surgical procedures and, if efficacy is demonstrated, we would then attempt to obtain FDA approval through the same 510(k) process as previously referenced.

Should these initiatives provide positive outcomes, we would plan to commercialize any such products through licensing/distribution arrangements with companies currently marketing other surgical devices to the spine and ENT surgical communities.

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

Similar to drug eluding stents used in angioplasty procedures, REPEL-AFIB comprises a site-specific drug delivery vehicle, in this case in the form of a bioresorbable film similar to REPEL-CV, which is impregnated with an anti-arrythmic drug which is designed to be placed on the surface of the heart during the open heart surgical procedure. The objective is to deliver the drug to the heart tissue as the film resorbs thereby preventing the onset of atrial fibrillation. If successful, the use of REPEL-AFIB could reduce the patient risk associated with atrial fibrillation and eliminate the costs associated with systemic drug delivery and increased patient monitoring. We have evaluated prototype films in preclinical screening studies and intend to conduct further product development. These preclinical studies have been suspended pending resolution of the REPEL-CV PMA application and the raise of additional financing.

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

In previous preclinical studies, a number of formulations of these instillate materials had been evaluated during which the preferred viscosity, tissue adherence and resorption time were determined. In addition to being determined as safe and biocompatible, these materials proved to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these pre-clinical studies. Although progress with these preclinical studies was made during 2007, this development program was recently put on hold pending resolution of the REPEL-CV PMA application and the raise of additional financing.

RELIEVE

Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery. The RELIEVE category of viscous gel products have been under development through pre-clinical studies. Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery. We are attempting to exploit our proprietary bioresorbable reverse thermal gel polymer technology in the development of viscous gels for these indications. The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the temperature of internal tissue surfaces. This development program was put on hold pending resolution of the REPEL-CV PMA application and the raise of additional financing.

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

We incurred expenses of $2,180,000 in 2007 and $2,163,000 in 2006 on company-sponsored research and development activities. Our research and development activities are currently conducted through arrangements with various consultants, companies and institutions in the United States, Europe and Israel.

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

The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach theYissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement. As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002. Subsequently, the agreement was amended to permit us additional time to achieve product commercialization and minimum net sales. As amended, if we fail to achieve $1,000,000 in net sales or income, Yissum is nevertheless prohibited from terminating the agreement or contracting with others regarding the subject matter thereof during the ensuing year, provided we pay minimum annual royalties to Yissum in the amount of $50,000 for each of performance years 2001 through 2004, $100,000 for each of performance years 2005 and 2006, and $150,000 for each of performance years 2007 and 2008, which protects our rights to the technology through fiscal year 2009. Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above. Because we have not yet reached the minimum annual net sales or income thresholds, the previously referenced minimum royalty payments have been made to Yissum. We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to us will revert in full to Yissum.

Phairson Technology

In March 2003, we completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, “Phairson”), in exchange for the issuance of 6,895,561 shares of our restricted Common Stock. The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation that provides us a second platform technology for future product development. We also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell. Under these agreements, we are required to pay royalties of no more than 1.1% of net sales of products incorporating the technology. If we fail to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, we are obligated to negotiate a return of the technology to the university. Management believes that our development efforts to date have met the requirements of the agreement. Materials derived from this polymer technology have shown positive results in initial preclinical studies on post-operative adhesion formation models and in a toxicology study. This acquisition further enhanced our broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived. In connection with the acquisition, we granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of our Company.

Government Regulation

Our research and development activities and the production and marketing of our products are subject to regulation for safety, efficacy and compliance with a wide range of regulatory requirements by numerous governmental authorities in the United States and other countries. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

US Food and Drug Administration

In the United States, drugs, biologic products and medical devices are subject to rigorous FDA review. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall, injunction or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Food, Drug, and Cosmetic Act relating to medical devices.

In order to obtain FDA approval of a new drug, a biologic or device, companies must submit proof of safety and efficacy. In most cases such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals which could delay or preclude us from marketing any product we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals.

The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as guidelines and post-market surveillance. Class III devices, which are typically invasive or life-sustaining products, or new products never before marketed, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. REPEL-CV and other products currently under development as anti-adhesion products utilizing our polymer technology are classified as Class III devices, requiring a PreMarket Approval (“PMA”) application review process prior to commercial distribution in the United States. In surgical applications where we are not pursuing an anti-adhesion clinical indication, such as in spine surgery and ENT surgery, we plan to explore whether we can obtain FDA approval through the 510(k) pre-market notification process.

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

A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies be performed to establish the device’s “substantial equivalence.”

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a letter finding the device to be “substantially equivalent” to a predicate device. The FDA must make a determination with respect to a 510(k) submission within 90 days of its receipt. The FDA may, and often does, extend this time frame by requesting additional data or information.

A “not substantially equivalent” determination, or a request for additional information, could delay or prevent the market introduction of new products for which we file such notifications. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. The FDA has implemented a policy under which certain device modifications may be submitted as a “Special 510(k),” which will require only a 30-day review. Special 510(k)s are limited to those device modifications that do not affect the intended use or alter the fundamental scientific technology of the device and for which substantial equivalence can be demonstrated through design controls.

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

Foreign Regulation

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

We have been pursing a reimbursement strategy to support the sale of REPEL-CV in the United States. We have identified a ICD-9-CM reimbursement code which hospitals can use, which may result in the receipt of additional reimbursement for the use of REPEL-CV in open heart surgical procedures once a pattern of product usage has been established. Subject to FDA approval of the REPEL-CV PMA application, we plan to initiate a lobbying campaign on the part of surgeons requesting the Centers for Medicare & Medicaid Services to establish a CPT code for additional physician fee payment to reflect the incremental effort on the part of the surgeon on the placement of REPEL-CV during the surgical procedure.

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

We are actively pursuing listing of REPEL-CV on formulary in France and Belgium which would allow for specific reimbursement in public hospitals. Our distributors have been successful in establishing tenders at individual hospitals in Spain and Italy which allows for the product to be purchased at set prices over a certain term.

Patents and Proprietary Rights

In connection with the polymer technology relating to the Yissum Agreement, we currently hold ten United States patents, two European patents, one Australian patent and one Canadian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. Among the claims referenced in our patents are claims pertaining to:

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

These patents are scheduled to expire on various dates from July 2008 through June 2023. The expiration date of the first patent relevant to REPEL-CV and other bioresorbable polymer products under development is in 2016.

In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

Competition

Our adhesion prevention products are expected to compete with various currently marketed products such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, Adhibit®, a product of Angiotech Pharmaceuticals, Inc., CardioWrap®, a product of Mast Surgical, Adept®, a product of ML Labs Ltd. and Preclude®, a product of WL Gore. Several other companies including, Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Confluent Surgical Inc., LifeCore Biomedical, Inc and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions. The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration. Our products are being positioned to compete in a market where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.

Our lead product, REPEL-CV, is currently being sold in the European Union and certain Southeast Asian markets where several of the above-mentioned products are approved for the same indication. These competitive products are not supported by controlled clinical studies of the type that have been conducted for REPEL-CV through the FDA regulatory process, which, we believe, has contributed to their achieving very limited use. In the United States, although there are currently no anti-adhesion products approved by the FDA for use in open heart surgery, products like CardioWrap and Preclude are being used off label to reduce adhesions particularly in staged procedures performed on neonates.

Manufacturing

We do not have our own manufacturing facilities and do not currently intend to undertake the direct manufacture of our products. REPEL-CV is manufactured by a series of three independent contract manufacturers with whom we have established validated manufacturing procedures and formal supply agreements for the production of the polymer resin, polymer sheet stock and finished product, respectively. The contract manufacturers are responsible to procure, test and inspect all component materials used in the production of our proposed products. The contract manufacturers rely on various sources, approved by us, for the raw materials and components. We believe that alternative sources for these raw materials and components are available. We seek to ensure that our products are manufactured in compliance with regulatory requirements and internally-established specifications. We utilize independent testing facilities to evaluate products produced by the manufacturers for quality assurance purposes. We believe we currently have sufficient manufacturing capacity to allow for production of REPEL-CV in quantities sufficient to support anticipated commercial needs.

Ongoing monitoring of the contract manufacturers performance is an integral part of our quality system. This includes active participation during production and scheduled on site audits of all elements of vendor quality controls. In August 2006, in connection with obtaining CE Mark approval for REPEL-CV, we received certification of our quality management system to ISO 13485:2003.

Marketing and Sales

Subject to FDA approval of the REPEL-CV PMA, in the United States we intend to market REPEL-CV through a direct sales effort comprised of both our own sales representatives complemented by independent sales representatives. All of the field sales personnel will have experience selling cardiac device products into hospitals and will focus their efforts on promoting the features and benefits of REPEL-CV to both cardiovascular surgeons as well as the administrative customers. The initial sales emphasis will be targeted at pediatric surgical centers as well as major hospitals where both pediatric and adult cardiothoracic surgical procedures are performed.

An incentive-based compensation plan has been developed which should allow us to attract experienced and successful sales representatives currently working with cardiac device companies who have established relationships with cardiac surgeons providing them ready access to these key customers. A professional sales training program has been designed to enable these sales representatives to be fully conversant with the features and benefits of REPEL-CV.

A multi-faceted advertising and sales promotion program has been developed to support the field sales efforts. It is anticipated that, upon receipt of FDA approval, REPEL-CV will be the first and only product with FDA approval for the reduction in the severity of adhesions in pediatric patients who are likely to need secondary open heart surgery. Our sales efforts are intended to address this unmet clinical need and capitalize on this exclusive market opportunity.

In September 2006, we launched REPEL-CV for sale in certain EU countries and several Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons. We are continuing to upgrade our distribution relationships as needed to increase the penetration of these markets. Subject to FDA approval of the PMA, we intend to pursue regulatory approval and registration in other countries, such as Japan, South Korea and China, where local regulatory approval is conditioned in part upon US regulatory approval. We are currently in discussion with prospective distributor partners in many of these markets.

Human Resources

As of February 2008, we employed five full-time employees and one part-time employee. Subject to availability of sufficient financing and a positive FDA regulatory review of the REPEL-CV PMA, we intend to increase the number of full-time employees during 2008 as we prepare to launch REPEL-CV in the United States.

Our Executive Officers

The Company's executive officers are as follows:

Name	Age	Positions with the Company
Robert P. Hickey	62	President, CEO & CFO
Eli Pines, Ph.D	62	Vice President and Chief Scientific Officer
Marc Sportsman	53	Vice President of Sales

Robert P. Hickey has served as our President and Chief Executive Officer since May 1996, Chief Financial Officer since March 2000 and as a Director since August 1996. From May 1994 until joining our company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry. From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson. From 1992 to 1994, Mr. Hickey was Vice President, Marketing and Director of Ethicon, Inc., a unit of Johnson & Johnson. Mr. Hickey is a graduate of the University of Scranton and received a Masters of Business Administration from Syracuse University.

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

Marc Sportsman has served as our Vice President of Sales since May 2007.  From April 2003 until February 2007, Mr. Sportsman served as vice president of sales for ATS Medical, Inc., a cardiac surgical device company.  Prior to joining ATS Medical, Mr. Sportsman was employed for 17 years by St. Jude Medical, Inc. during which time he served in various field sales positions of increasing responsibilities including his last position as area vice president.   Mr. Sportsman is a graduate of the University of Missouri-Kansas City.

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

Samuel Weinstein, M.D.
Dr. Samuel Weinstein is Director, Pediatric Cardiothoracic Surgery at The Children’s Hospital of Montefiore Medical Center, New York. His research interests include hypoplastic left heart syndrome, Marfan’s disease and cryoablation in Fontan revision procedures.

Risks Related to Our Business

We Have a History of Operating Losses and May Never Achieve Profitability

We have incurred significant net losses since inception. We had net losses of $3,895,000 in 2006 and $4,623,000 in 2007. At December 31, 2007, we had an accumulated deficit of $52,768,000. We currently have no products approved for sale in the United States. Although we obtained CE Mark approval in August 2006 to sell our lead product, REPEL-CV, and subsequently launched it through independent distributors in certain EU and Southeast Asian markets, we have not achieved significant levels of overseas sales for this product. We expect to incur additional losses in connection with our research and development activities, as well as our efforts to commercialize REPEL-CV. Our ability to achieve profitability is dependent on obtaining regulatory approval to market REPEL-CV, and successfully commercializing REPEL-CV, in the United States and on successfully developing, manufacturing and marketing other product candidates. Accordingly, the extent of future losses and our ability to achieve profitability is uncertain. We may never achieve or sustain a profitable level of operations.

We Are Substantially Dependent on REPEL-CV to Generate Revenue

Other than REPEL-CV, we have no products or product candidates in a commercialization stage of development. All of our products and product candidates require regulatory approval prior to commercial use, and many of our product candidates will require significant further research, development and testing, including potentially extensive clinical testing, prior to regulatory approval and commercial use. Sale of REPEL-CV in the United States is contingent upon obtaining FDA approval, which we anticipate to occur in mid-2008, though the timing, scope and certainty of any such approval is unknown and subject to numerous factors beyond our control. 2007 marked the first full year of REPEL-CV sales overseas, and we have not achieved significant levels of overseas sales. Our ability to generate meaningful revenue from REPEL-CV will be dependent on a variety of factors, many of which are beyond our control. These include:

•	Obtaining necessary FDA and foreign regulatory approvals;

•	Maintaining satisfactory manufacturing, marketing and distribution arrangements;

•	Degree of market acceptance;

•	Level of reimbursement by government and third party payers; and

•	Competition.

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

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. In October 2003, we initiated a US-based multi-center pivotal clinical trial on REPEL-CV for use in cardiac surgeries. The pivotal clinical trial was completed in September 2006. We have incorporated the results of these clinical studies into the PMA application as a basis for obtaining FDA approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. The PMA application was formally accepted for review by the FDA in March 2007.

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved for the Panel-recommended indication, subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV. In January 2008, we received a request from the FDA for additional information pertaining to certain aspects of the manufacturing and sterilization processes for REPEL-CV. We have responded to the inquiries and are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA application for the pediatric indication in mid-2008, as well as clarification of the additional data requirements to support approval of a PMA application for use in adults. The timing and scope of any FDA approval of the PMA application, as well as the nature and extent of additional data required to expand any approved indication, remain uncertain and will materially impact our plan of operations during the next twelve months. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

We manufacture REPEL-CV in the United States through outside third-party contract manufacturers. Manufacturers of medical devices are required to obtain FDA approval of their manufacturing facilities and processes, to adhere to applicable standards for manufacturing practices and to engage in extensive recordkeeping and reporting. REPEL-CV, as well as any other products that we manufacture or distribute in the United States, will be subject to extensive ongoing regulation by the FDA. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

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

We Will Need Additional Capital to Fund Our Plan of Operations; Going Concern Emphasis in Auditor’s Report

Our existing cash, cash equivalents and short-term investments, together with anticipated revenue from operations, is not sufficient to fund our planned operations for the next twelve months. As a result, the report of our independent auditors relating to our 2007 financial statements indicates that there is substantial doubt about our ability to continue as a going concern. We anticipate seeking to raise additional capital, most likely through equity-based financing, in the near term to fund our planned operations. We may not be able to obtain financing on acceptable terms or at all. In addition, the terms of any financing may dilute the holdings or adversely effect the rights of our existing stockholders. Insufficient funds may require us to delay, limit or eliminate some or all of our planned activities, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize on our own.

Our Patents and Proprietary Rights May Not Provide Us With Significant Competitive Advantage

Our success will depend heavily on our ability to obtain and retain patent protection for our polymer technology and product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. In connection with the polymer technology relating to the Yissum Agreement, we currently hold ten United States patents, two European patents, one Australian patent and one Canadian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

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

Insufficient Reimbursement From Government and Third Party Health Care Payers Will Negatively Impact Our Ability to Successfully Commercialize REPEL-CV and Our Proposed Products

Successful commercialization of REPEL-CV and our proposed products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount or level of payment. Reimbursement policies vary among payers and may depend on the setting in which a product is used. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Adequate third-party reimbursement may not be available for us to establish and maintain satisfactory price levels. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and payment levels for new therapeutic products. If adequate coverage and payment levels are not provided by government and third-party payers for REPEL-CV and our proposed products, the market acceptance of these products would be adversely affected. Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to surgeons' requests for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

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

Our Reliance on Contract Manufacturers and Suppliers and Lack of Manufacturing Experience May Hurt Our Ability to Supply Our Products on a Timely Basis

We currently have no manufacturing facilities. We rely on others for clinical and commercial production. In addition, some raw materials necessary for the commercial manufacturing of our products are produced to distinct specifications and may only be available from a limited number of suppliers. We rely on a series of suppliers in the production of REPEL-CV, each of whom performs a key role in production, and have not yet established supply redundancies. Any delays or failures of the manufacturing or packaging process at any of these suppliers, which to a large extent may be beyond our control, could cause inventory problems or product shortages. To be successful, however, we must be capable of manufacturing or contracting for the manufacture of REPEL-CV and our products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. We may manufacture certain products directly at such time, if ever, that such products are successfully developed. We have no experience with the direct manufacture of these proposed products. The manufacture of these proposed products is complex and difficult, and will require us to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. We may not be able to attract or retain experienced personnel, and we may not be able to obtain the financing necessary, to manufacture these products directly.

If We Are Unable to Establish and Maintain an Effective Sales and Distribution Network, Our Ability to Generate Sales and Become Profitable Will be Impaired

We have established a network of independent distributors and agents to market and sell REPEL-CV in European and other countries. We have limited experience in establishing such a network and may not be able to continue to establish new arrangements or maintain existing arrangements in any particular country on desired terms, if at all. If and to the extent we are successful in establishing such arrangements, we will be dependent upon the effectiveness of our distributors and agents for the sale of REPEL-CV. We cannot assure that the distributors and agents will perform their obligations in their respective territories as expected, or that we will derive any revenue from these arrangements. Nor can we assure that our interests will continue to coincide with those of our distributors and agents, or that our distributors and agents will not seek to market independently, or with other companies, other competitive products. The complete product line represented by the distributors and agents, including REPEL-CV, is an important factor in the distributors’ or agents’ ability to penetrate the market. Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control. Any failure to establish and maintain an effective sales and distribution network will impair our ability to generate sales and become profitable.

In the United States, subject to obtaining FDA marketing approval, we intend to rely primarily on our own sales personnel and independent representatives to market and sell REPEL-CV. The addition of direct sales personnel will increase our operating expenses. Furthermore, we cannot assure that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. To the extent we rely on sales through independent representatives, any revenues we receive will depend primarily on the efforts of these parties. We will not control the amount and timing of marketing resources that these third parties devote to our product. Competition for qualified sales personnel and representatives with the experience and skills we require is intense. We may experience difficulty attracting and retaining qualified personnel and representatives to market or sell our products and we may not be able to successfully implement this type of sales and distribution method.

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

 We May Not Be Able To Compete Successfully Against Our Competitors

We are engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than our company. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

•	research and development expertise;

•	experience in conducting clinical trials;

•	experience in regulatory matters;

•	manufacturing efficiency;

•	name recognition;

•	sales and marketing expertise;

•	established distribution changes; and

•	established relationships with health care providers and payers.

These advantages may limit the demand for, and market acceptance of, our products.

Difficulties of Operating in International Markets May Harm Sales of Our Products

We have begun to market REPEL-CV in the EU and Southeast Asia. We anticipate that the international nature of our business will subject us and our foreign distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products would be sold. The types of risks that we face in international operations include:

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

We May Be Exposed to Large Product Liability Claims

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of our products and proposed products in clinical trials may expose us to product liability claims and possible adverse publicity. These risks also exist with respect to our proposed products, if any, that receive regulatory approval for commercial sale. We currently have product liability insurance coverage for the use of our products in clinical trials and have obtained similar coverage for commercial sale. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. A product liability or other judgment against our company in excess of insured amounts or not covered by insurance could have a material adverse effect upon our financial condition.

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of March 6, 2008, we had 87,621,108 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	1,475,000 shares upon exercise of outstanding warrants, exercisable at $0.60 per share and expiring on April 3, 2010;

•	210,000 shares upon exercise of outstanding warrants, exercisable at $1.10 per share and expiring on August 13, 2011;

•	12,872,000 shares upon exercise of outstanding options, exercisable at prices ranging from $0.09 to $2.00 per share and expiring from June 6, 2008 to May 15, 2017.

 Substantially all of our outstanding shares of Common Stock are presently saleable in the public market without restriction. Exercise of all of our outstanding options and resale of the shares underlying all of our outstanding warrants, is presently covered by effective registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933). As such, holders of these options and warrants are presently free to sell the underlying shares in the public market without restriction. In addition to the foregoing, if and to the extent we are successful in raising additional equity-based financing, we will likely be required to register for immediate resale the Common Stock issued or issuable in connection with such financing.

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

Provisions in Our Charter and Delaware Law May Deter a Third Party From Seeking to Obtain Control of us or May Affect Your Rights as a Stockholder

Our Restated Certificate of Incorporation, as amended authorizes the issuance of a maximum of 5,000,000 shares of Preferred Stock on terms that may be fixed by our Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. The issuance of Preferred Stock could make the possible takeover of our company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, we may be subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of our company and preventing certain changes of control.

Certain Historical Activities

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

Item 3. Legal Proceedings

Our company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol “SYMD.”. The following sets forth the quarterly high and low bid price for our Common Stock for the periods presented. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	Bid Price ($)
	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	0.90	0.40

Second Quarter	0.85	0.56

Third Quarter	1.23	0.65

Fourth Quarter	1.20	0.84

Fiscal Year Ended December 31, 2007
First Quarter	1.02	0.70

Second Quarter	1.02	0.80

Third Quarter	1.32	0.68

Fourth Quarter	0.75	0.45

Approximate Number of Equity Securities Holders

As of March 6, 2008, the number of holders of record of our Common Stock was 328. We believe that there are in excess of 1,450 beneficial holders of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of any cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Certain statements in this Report under this Item 6 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing and ability to achieve necessary regulatory approvals and market launch of any of our products or product candidates including REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other regulatory approvals; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities. See Item 1. Business - Risks Related to our Business” and “Risks Related to Our Stock” for a description of these as well as other risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date of this Report or such earlier date to which the statement may expressly refer. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Overview

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our commercialization efforts are currently focused on our lead product, REPEL-CV® Adhesion Barrier, for use in cardiac surgery. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

 In September 2006, we reported positive efficacy results from a multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. We incorporated the results of the trial into a Premarket Approval (“PMA”) application [this convention is consistent with the Regulatory section; sorry for the change again] for United States Food and Drug Administration (“FDA”) approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. The PMA application was formally accepted for review by the FDA in March 2007.

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved for the Panel-recommended indication, subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV. In January 2008, we received a request from the FDA for additional information pertaining to certain aspects of the manufacturing and sterilization processes for REPEL-CV. We have responded to the inquiries and are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA application for the pediatric indication in mid-2008, as well as clarification of the additional data requirements to support approval of a PMA application for use in adults. In February 2008, we received a Warning Letter from the FDA identifying certain protocol violations observed during the REPEL-CV pivotal clinical trial; we have submitted to the FDA the corrective actions taken to avoid reoccurrence in future clinical studies. The timing and scope of any FDA approval of the PMA application, as well as the nature and extent of additional data required to expand any approved indication, remain uncertain and will materially impact our plan of operations during the next twelve months. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

In September 2006, following receipt of CE Mark approval, we launched REPEL-CV for sale in the European Union (EU) and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons. We have filed for regulatory approval to market REPEL-CV in Canada.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications. Examples include the use of our technology to limit risks of soft tissue injury associated with anterior vertebral revision surgery, a spinal surgery technique that has become more prevalent with the advent of artificial replacement discs, and to limit sinus blockages associated with sinus surgery. We intend to seek FDA approval for such surgical indications through the 510(k) review process which typically does not involve the clinical studies required for a PMA approval.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year.. However, the FASB has issued FASB Staff Position No. FAS 157-2, delaying the effective date for all nonfinanical assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. We concluded the impact of the adoption of SFAS No. 157 will not have a material effect on our financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have concluded the impact of SFAS No. 159 will not have a material effect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which corresponds to our year beginning January 1, 2009. We are assessing the impact of the adoption of SFAS No. 141(R) will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. We are assessing the impact of the adoption of SFAS No. 160 will have on our financial position and results of operations.

Results of Operations

Revenues were $134,000 for 2007, compared to $142,000 for 2006, a decrease of 5.6% or $8,000. Revenue is attributable to product sales of REPEL-CV in the European Union and in other international markets. 2006 revenue reflects less than a full year of sales, as REPEL-CV was first launched for sale in September 2006 after receiving CE Mark approval. Revenue for 2007, as compared to the prior year, decreased as a result of higher initial customer unit purchases required to fill the product pipeline during the prior year. The penetration of these markets has not met our expectations due to both the poor performance of certain distributors and the slower than anticipated pace of obtaining administrative approvals required to allowing product stocking and usage. Should the FDA approve the PMA application for the Advisory Panel-recommended indication of use in pediatric patients, we anticipate achieving increased revenue in future periods, though, given the more limited market, at lower levels than had the approval included use in the broader adult population.

Cost of goods sold was $29,000 for 2007, compared to $21,000 for 2006, an increase of 38% or $8,000. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The cost of the raw material is not included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in prior periods. Had raw material costs been included in cost of goods sold, cost of goods sold for 2007 would have been $45,000, compared to $39,000 for 2006. Cost of goods sold will include raw material costs in periods commencing after December 31, 2007, as the amount previously expensed as research and development expense has been fully depleted as of that date. The increase in cost of goods sold is mainly attributable to the establishment of a Reserve for Excess and Obsolete Inventory of $5,000 in 2007. No such reserve was recorded in 2006. (See Note B [4] and Note K of Notes to Financial Statements)

Research and development expenses totaled $2,180,000 for 2007, compared to $2,163,000 for 2006, an increase of 0.8% or $17,000. The increase is primarily attributable to higher regulatory costs associated with the PMA application submission and new product development costs for products that leverage our polymer technology of $564,000 and higher non-cash stock-based compensation charges of $130,000, partially offset by lower manufacturing development and clinical trial costs for REPEL-CV of $673,000. We anticipate that research and development expenses will continue to increase as we pursue our Post Approval Study (“PAS”) and additional studies relating to REPEL-CV and expand our other product development activities.

General and administrative expenses totaled $2,139,000 for 2007, compared to $2,173,000 for 2006, a decrease of 1.6% or $34,000. The decrease is primarily attributable to a decrease in non-cash, stock-based compensation charges of $358,000, partially offset by increases in other compensation expense, professional fees, insurance and investor relations expenses associated with the continued expansion of the company’s operations.

Sales and marketing expenses totaled $1,131,000 for 2007, compared to $320,000 for 2006, an increase of 253.4% or $811,000. These expenses are primarily comprised of sales and marketing activities associated with REPEL- CV. The increase is primarily attributable to increased sales compensation cost of $208,000, non-cash, stock-based compensation expense of $97,000, consulting costs of $329,000 associated with REPEL- CV post-launch marketing in the European Union and other international markets and pre-launch marketing in the US, meetings and travel related expenses of $96,000 and increased royalty expense of $50,000. The increase in compensation costs, including non-cash compensation costs, is primarily attributable to our hiring a Vice President of Sales in May 2007. We anticipate an increased level of sales and marketing expense as we continue to prepare for a US launch of REPEL-CV. The level and rate of increase will depend on a number of factors including the timing of and other developments related to the FDA’s PMA approval process.

 Interest income totaled $105,000 for 2007, compared to $119,000 for 2006, a decrease of 11.8% or $14,000. The decrease is primarily attributable to lower average cash balances and lower interest rates.

No gain on settlement of debt was recorded during 2007, compared to $22,000 during 2006 in connection with the settlement of outstanding trade payables.

Interest expense totaled $1,000 for 2007, compared to $5,000 for 2006. The decrease was attributable to the repayment of an interest bearing convertible promissory note in the principal amount of $70,000 on February 22, 2007.

We realized other income from the reversal of liabilities of $136,000 in 2007, compared to $47,000 in 2006. The reversal of liabilities in both years related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted at the time of the respective reversals.

We recorded an income tax benefit of $482,000 in 2007, compared to $456,000 in 2006. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The increase compared to the prior year is primarily attributed to a decrease in the number of companies participating in the program.

We reported a net loss of $4,623,000 for 2007, compared to a $3,895,000 for 2006, an increase of 18.7% or $728,000. The increase is attributable to the factors described above, primarily the increase in sales and marketing expenses. We expect to incur losses in the foreseeable future.

Liquidity and Capital Resources

At December 31, 2007 we had cash and cash equivalents of $2,991,000, compared to $3,722,000 at December 31, 2006. The primary use of these funds was for research and development expenditures related to anti-adhesion products and other surgical implants, general and administrative expenses, and sales and marketing expenses for the commercialization of REPEL-CV.

At December 31, 2007 we had working capital of $2,661,000, compared to $3,072,000 at December 31, 2006.

Net cash used in operating activities during 2007 was $3,582,000, compared to $2,669,000 during 2006. Net cash used in operating activities during 2007 was primarily attributable to a net loss of $4,623,000 partially offset by the impact of $1,291,000 in non-cash expenses which was mainly comprised of stock-based compensation expenses, which were partially offset by a net decrease of $226,000 in accounts payable and accrued expenses including reversal of liabilities and net increases of $24,000 in accounts receivable, inventory and prepaid expenses. Net cash used in operating activities during 2006 was primarily attributable to a net loss of $3,895,000 partially offset by the impact of $1,398,000 in non-cash expenses mainly comprised of stock-based compensation expenses, including the modification of options which extended the exercise period by one year, which were partially offset by a net reduction of $65,000 in accounts payable and accrued expenses and increases of $107,000 in accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities during 2007 was $25,000, compared to $94,000 during 2006. Net cash used in investing activities was associated with the acquisition of computer equipment and office furniture during both years.

Net cash provided from financing activities during 2007 was $2,876,000, compared to $5,750,000 during 2006. The 2007 amount is comprised of $2,697,000 of net proceeds from the sale of common stock and $249,000 from the exercise of outstanding options and warrants, offset by the repayment of a $70,000 convertible promissory note that matured in February 2007. The 2006 amount is comprised of $5,765,000 of net proceeds from the sale of common stock and $25,000 from the exercise of outstanding options, offset by the repayment of a $40,000 convertible promissory note that matured in August 2006.

In August and September 2007, we sold an aggregate of 3,000,000 shares of common stock at a purchase price of $1.00 per share in a private placement, resulting in net cash proceeds of $2,697,000. In December 2007, we received $482,000 from the sale of certain New Jersey state tax losses.

The balance of cash and cash equivalents as of December 31, 2007 is not sufficient to meet our anticipated cash requirements through 2008, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available as and when needed or on terms favorable or acceptable to us. Equity financings may be dilutive to existing stockholders.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our financial statements that there is substantial doubt about our ability to continue as a going concern.

 At December 31, 2007, we had employment agreements with five individuals that expire as follows: two in September 2008, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $624,000 at December 31, 2007. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 7. Financial Statements.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who is also our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the "Evaluation Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information.

Effective February 2007, we amended the Yissum Agreement to, among other things, extend for an additional two years the period during which Yissum is prohibited from terminating the Yissum Agreement provided we pay Yissum minimum annual royalties. As amended, the Yissum Agreement is described under “Item 1. Business - Our Polymer Technology - Yissum Agreement.”

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 annual meeting of stockholders. Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 10. Executive Compensation.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

Item 13. Exhibits.

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005. (21)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (15)

3.2	By-Laws of Registrant. (1)

10.1	The Registrant’s 2000 Stock Option Plan. (8) (9)

10.2	Form of Non-Qualified Option Agreement granted outside of a Plan. (8) (9)

10.3	Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”). (1)

10.4	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.8	Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.9	Form of Non-Qualified Stock Option Agreement. (4) (8)

10.16	Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.19	Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.27	Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.28	Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.29	Amendment No. 5 dated as of February 16, 2007 to the Agreement between the Registrant and Yissum *

10.31	2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (11)

10.32	Indemnity letter between Registrant and Eli Pines Ph.D. dated March 1, 2003. (8) (12)

10.33
Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). (12)

10.34	Employment Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.39	Employment Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.40	Employment Agreement dated May 1, 2007 between the Registrant and Marc Sportsman. (8) (20)

10.42
Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (12)

10.43	Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. (12)

10.44	Certain Information Regarding Equity Compensation Arrangements Not Approved by Stockholders. (13)

10.45	Option agreement dated April 22, 2005 in favor of Robert P. Hickey. (14)

10.46	Option agreement dated April 22, 2005 in favor of Eli Pines PhD. (14)

10.47	Form of Subscription Agreement for April 2006 equity financing (including Supplement). (16)

10.48	Form of Investor Rights Agreement for April 2006 equity financing. (16)

10.49	Agency Agreement dated as of April 3, 2006 between SyntheMed, Inc. and Clubb Capital Limited. (16)

10.50	Form of Broker Warrant issued to Agent’s designees covering an aggregate of 1,475,000 shares. (16)

10.51	The Registrant’s 2006 Stock Option Plan. (17)

10.52	Change of Control Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.53	Change of Control Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.54	Change of Control Agreement dated May 1, 2007 between the Registrant and Marc Sportsman. (8) (20)

10.55	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan.(21)

10.56	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Robert P. Hickey. (20)

10.57	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Eli Pines, PhD. (20)

10.58	Form of Subscription Agreement for August 2007 equity placement. (20)

10.59	Form of Investor Rights Agreement for August 2007 equity placement. (20)

10.60	Agency Agreement for August 2007 equity placement. (20)

10.61	Form of Broker Warrant issued to Agent's designees covering an aggregate of 210,000 shares.(20)

10.62
 Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment). (20)

10.63
 Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (19)

10.64
Supply Agreement, dated as of March 9, 2007, between our company and Surgical Technologies Inc. (portions  of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (19)

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.

(3)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 1992.

(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1993.

(5)	Intentionally omitted.

(6)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1994.

(7)	Intentionally omitted

(8)	Indicates a management contract or compensatory plan or arrangement.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed in January 2000.

(10)	Intentionally omitted.

(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2002.

(13)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2003.

(14)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2005.

(15)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.

(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed in April 2006.

(17)	Incorporated by reference to the Registrant’s Schedule 14A definitive proxy statement for its 2006 annual meeting of stockholders.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A (Reg. No. 333-134746) filed on July 28, 2006.

(19)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.

(20)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2007.

(21)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.

Item 14. Principal Accountant Fees and Services.

 The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc. (Registrant)

Dated: March 21, 2008	By:	/s/ Robert P. Hickey
Robert P. Hickey President, CEO and CFO (principal executive, financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D. Richard L. Franklin, M.D.	Chairman of the Board	March 21, 2008

/s/ Robert P. Hickey Robert P. Hickey	Director, President, CEO and CFO (principal executive, financial and accounting officer)	March 21, 2008

/s/ David G. P. Allan David G. P. Allan	Director	March 21, 2008

/s/ Joerg Gruber Joerg Gruber	Director	March 21, 2008

/s/ Barry R. Frankel Barry R. Frankel	Director	March 21, 2008

/s/ Walter R. Maupay Walter R. Maupay	Director	March 21, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SyntheMed, Inc.

We have audited the accompanying balance sheets of SyntheMed, Inc. (the “Company”) as of December 31, 2006 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EISNER LLP

New York, New York
March 21, 2008

SYNTHEMED, INC.

BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$3,722	$2,991
Accounts receivable	5	19
Inventory, net	38	115
Prepaid expenses and deposits	158	91
Total current assets	3,923	3,216

Acquired technology, less accumulated amortization	89	21
Machinery, equipment and software, less accumulated depreciation	166	135
TOTAL	$4,178	$3,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138	$245
Accrued expenses	643	310
Convertible note payable	70
Total current liabilities	851	555

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 82,945 and 87,621	83	88
Additional paid-in capital	51,389	55,497
Accumulated deficit	(48,145)	(52,768)
Total stockholders' equity	3,327	2,816
TOTAL	$4,178	$3,372

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007
Revenue:
Product sales	$142	$134
Revenue	142	134

Cost of goods sold	21	29

Gross profit	121	105

Operating expenses:
Research and development	2,163	2,180
General and administrative	2,173	2,139
Sales and marketing	320	1,131

Operating expenses	4,656	5,450

Loss from operations before other income / (expense)	(4,535)	(5,345)

Other income/(expense):
Interest income	119	105
Other income	1
Gain on settlement of debt	22
Interest expense	(5)	(1)
Reversal of liabilities	47	136

Loss before income tax benefit..	(4,351)	(5,105)
Income tax benefit	456	482

Net loss	$(3,895)	$(4,623)

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	78,725	85,114

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals
Balance - January 1, 2006	66,596	$66	$44,318		($44,250)	$134

Exercise of options	224	1	24			25
Shares issued in connection
with private placement, net of offering costs	16,125	16	5,749			5,765
Stock-based compensation
relating to options			1,298			1,298

Net loss for the year				(3,895)	(3,895)	(3,895)

Balance December 31, 2006	82,945	83	51,389		(48,145)	3,327

Exercise of options	1,082	1	177			178
Exercise of Series C warrants	594	1	71			71
Shares issued in connection
with private placement, net of offering costs	3,000	3	2,694			2,697
Stock-based compensation
relating to options			1,166			1,166

Net loss for the year				(4,623)	(4,623)	(4,623)

Balance December 31, 2007	87,621	$88	$55,497		($52,768)	$2,816

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(3,895)	$(4,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	57
Stock-based compensation	1,298	1,166
Amortization of acquired technology	68	68
Reversal of liabilities	(47)	(136)
Gain on settlement of debt	(22)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5)	(14)
(Increase) in inventory	(38)	(77)
(Increase)/ decrease in prepaid expenses	(64)	67
(Decrease)/ increase in accounts payable	(152)	243
Increase / (decrease) in accrued expenses	156	(333)
Net cash used in operating activities	(2,669)	(3,582)
Cash flows from investing activities:
Purchase of equipment	(94	(25)
Cash flows from financing activities:
Repayment of convertible note payable	(40)	(70)
Net proceeds from issuance of common stock	5,765	2,697
Proceeds from exercise of options and warrants	25	249
Net cash provided by financing activities	5,750	2,876
Net increase/(decrease) in cash and cash equivalents	2,987	(731)
Cash and cash equivalents at beginning of year	735	3,722
Cash and cash equivalents at end of year	$3,722	$2,991

Supplementary cash flow information:
Interest paid	$5	$1
Income taxes paid	1	5

See accompanying notes to financial statements.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

We are a Delaware corporation which was organized in August 1990. We changed our name to SyntheMed, Inc. in May 2005. In April 2006, we increased the number of our authorized shares of Common Stock from 100,000,000 to 150,000,000.

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications. Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures. Our commercialization efforts are currently focused on our lead product, REPEL-CV® Adhesion Barrier, for use in cardiac surgery. REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

In September 2006, we reported positive efficacy results from a multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures. We incorporated the results of the trial into a Premarket Approval (“PMA”) application for United States Food and Drug Administration (“FDA”) approval to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures. The PMA application was formally accepted for review by the FDA in March 2007.

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved for the Panel-recommended indication, subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV.

In September 2006, following receipt of CE Mark approval, we launched REPEL-CV for sale in the European Union (EU) and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, we have limited revenues, have experienced negative cash flows from operating activities and have experienced substantial net losses during the years ended December 31, 2006 and 2007. As a result, we have limited resources available to pursue our business operations and substantial doubt exists about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining sufficient financing to fund our operations and ultimately to generate cash flows from operations, which is dependent on successfully completing the development of our products and proposed products, obtaining required regulatory approvals and manufacturing and selling our products and proposed products. We intend to pursue additional equity financings. There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available on terms acceptable to us or that we will achieve or generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

[1]  Revenue recognition policy:

We recognize revenue when the amounts become fixed and determinable,when product is shipped to customers and collectibility is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product. All sales were outside the United States of America.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[2] Cash and cash equivalents:

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000.

[3] Accounts Receivable:

 Accounts receivable are stated at estimated net realizable value. We evaluate our need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. We have not recorded an allowance against receivables based upon management’s estimate and past historical cash collection experience.

[4] Inventory:

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. We maintain an allowance for potentially excess and obsolete inventories. We review on-hand inventory for potential excess and obsolete exposure and adjust the level of inventory reserve accordingly. Our allowance for excess and obsolete inventories includes an allowance for on-hand finished goods inventory with a date of manufacture of greater than one year old.

	December 31,	December 31,
	2006	2007

Raw materials	$-	$28,000
Work in process	35,000	47,000
Finished goods	3,000	45,000
	38,000	120,000
Excess and obsolete inventories	0	(5,000)
	$38,000	$115,000

The production of our inventory is outsourced and it is located at third party facilities in Ohio, Minnesota and Prince Edward Island, Canada.

[5] Machinery, equipment and software, including depreciation and amortization:

Machinery, equipment and computer software are recorded at cost and are depreciated using the straight-line method based upon an estimated useful life of 3-5 years. Acquired technology is amortized on a straight line basis over its estimated economic life of 5 years. Equipment used in research and development is also being used by us to manufacture our inventory.

[6] Research and development:

Substantially all research and development activities, new clinical studies and new product development are outsourced (see Note H). Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

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

 [9] Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share for the years ended December 31, 2006 and 2007 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the diluted computation, are as follows:

	December 31,
	2006	2007

Convertible promissory notes	70,000	0
Options	13,437,000	12,872,000
Warrants	2,069,000	1,685,000

	15,576,000	14,557,000

[10] Impairment of Intangible Assets:

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable over the remaining useful life. Management is also required to evaluate the useful lives each reporting period. When intangible assets with finite useful lives are tested for impairment, management uses the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. Based on the best information available to management, we have evaluated the estimated future cash flows of the asset and concluded that such amount exceeds the carrying value of the asset and that there is no impairment.

[11] Stock-based compensation:

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense was recognized for a stock option grant if the exercise price of the stock option at measurement date was equal to or greater than the fair market value of the common stock on the date of grant. The Company also applied SFAS No. 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only.  SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies: (continued)

[11] Stock-based compensation: (continued)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, respectively, for which the requisite service was rendered during the year.  The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) recorded on the straight-line basis over the requisite service period.

[12] Recently issued accounting pronouncements:

 In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations and financial position. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year.. However, the FASB has issued FASB Staff Position No. FAS 157-2, delaying the effective date for all nonfinanical assets and nonfinancial liabilities except those items recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. We concluded the impact of the adoption of SFAS No. 157 will not have a material effect on our financial position and results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have concluded the impact of SFAS No. 159 will not have a material effect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which corresponds to our year beginning January 1, 2009. We are assessing the impact of the adoption of SFAS No. 141(R) will have on our financial position and results of operations.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. We are assessing the impact of the adoption of SFAS No. 160 will have on our financial position and results of operations.

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

In connection with this transaction, we recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued based upon the approximate $0.0478 value per share paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. In connection with the acquisition, we granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity. Dr. diZerega had previously served as a director of our Company. Certain stockholders of Phairson have participated in previous financings of our Company and Richard Franklin, our Company’s Chairman, is a stockholder in and has served as CEO of Phairson. The fair value of the options to purchase 100,000 shares of Common Stock issued as a finder’s fee was determined to be $3,000 at the time of the transaction using the Black Scholes pricing model.

A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For each of the years ended December 31, 2006 and 2007, we recorded amortization of $ 68,000. At December 31, 2007, accumulated amortization totaled $323,000. The remaining amortization of $21,000 will be recorded during the year ended December 31, 2008.

(NOTE D) - Machinery, Equipment and Software:

Machinery, equipment and software consist of the following at December 31:

			Estimated
	2006	2007	useful life

Machinery and equipment	$198,000	$219,000	5 years
Office equipment and software	60,000	65,000	3 years
	258,000	284,000
Less accumulated depreciation	92,000	149,000

	$166,000	$135,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Convertible Promissory Notes:

A $70,000 5-year, 5% convertible promissory note, convertible into common stock at a conversion price of $1.00 per share, matured on February 22, 2007 and was repaid in full.

(NOTE F) - Stockholders’ Equity:

[1] Common stock:

 In August and September 2007, we sold an aggregate of 3,000,000 shares of common stock at a purchase price of $1.00 per share in a private placement, resulting in gross cash proceeds of $3,000,000. The private placement occurred in two closings, the first on August 14, 2007 for total proceeds of $2,800,000 and the second on September 7, 2007 for $200,000. In connection with the financing, we paid a placement agent a commission of $210,000 in cash, representing 7% of the proceeds raised by the agent, and we also issued warrants to purchase an aggregate of 210,000 shares of common stock, representing 7% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $1.10 per share at any time until August 13, 2011. We incurred certain financing-related expenses including legal fees totaling $93,000.

In connection with the above noted financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. One of our directors, Mr. Joerg Gruber, is chairman and a director of the placement agent. Pursuant to the investor rights agreement, we filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement. The registration statement has been declared effective.

In April 2006, we sold an aggregate of 15,000,000 shares of common stock in a private placement at a purchase price of $.40 per share, resulting in gross cash proceeds of $6,000,000. In connection with the financing, we paid a placement agent a commission equal to $590,000, representing 10% of the proceeds raised by the agent ($449,840 of which was paid, at the agent’s election, by issuance of 1,124,600 shares of common stock at the offering price of $0.40 per share, and the balance of which was paid in cash) and we also issued warrants to purchase an aggregate of 1,475,000 shares of common stock, representing 10% of the number of shares sold by the agent in the financing. The warrants are exercisable at an exercise price equal to $.60 per share at any time until April 3, 2010. We paid offering costs of $95,000 including amounts to the placement agent for certain financing-related expenses including legal fees.

In connection with the April 2006 financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. Pursuant to the investor rights agreement, we filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement. The registration statement has been declared effective.

The fair value of the warrants issued to the placement agent using the Black-Scholes pricing on April 4, 2006 and August 14, 2007 was $807,000 and $128,000, respectively. The resulting charges did not have an impact on total Stockholders’ Equity. The assumptions utilized to determine the fair values are indicated in the following table:

	Year Ended December 31,
	2006	2007
Fair value at date of grant
for warrants granted during the period	$0.60	$1.10
Dividend yield	0%	0%
Expected volatility	99%	95.8%
Risk free interest rate	4.83%	4.42%
Expected life	4 years	4 years

[2] Warrants:

In March 2007, we received proceeds of approximately $71,000 from the exercise of warrants to purchase 594,000 shares of Common Stock. The warrants were issued to the placement agent in the Series C Convertible Preferred Stock private placement in March 2003.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity: (continued)

[2] Warrants: (continued)

As of December 31, 2007, the following warrants were outstanding to purchase up to 1,685,000 shares of our Common Stock:

1,475,000	exercisable at $0.60 per share which expire on April 3, 2010
210,000	exercisable at $1.10 per share which expire on August 13, 2011
1,685,000

[3] Options:

At December 31, 2007, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of Common Stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of Common Stock. The 2006 Stock option plan was approved at our 2006 Annual Stockholders meeting. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

At December 31, 2007, options to purchase 215,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 9,797,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 2,790,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. In addition, options to purchase 70,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements. These options vest over various periods and expire no later than ten years from the date of vesting.

At December 31, 2007, there were 2,298,148 options available for grant under these plans.

A summary of the status of our stock options as of December 31, 2006 and 2007, and changes during the years ended on those dates is presented below (in thousands, except per share data):

	2006		2007			Weighted-
		Weighted-			Weighted-	Average
		Average			Average	Remaining		Aggregate
		Exercise Price			Exercise Price	Contractual		Intrinsic
	Shares	Per Share	Shares		Per Share	Term		Value

Outstanding at beginning of year	12,181	$0.34	13,437		$0.36	2.6 Years	*
Granted (including extended)	1,560	0.79	1,715		0.84	8.9 Years
Exercised	(224)	0.11	(1,117	)**	0.16
Canceled or expired	(80)	2.00	(1,163)		1.19
Outstanding at end of year	13,437	0.39	12,872		0.40	5.4 Years		$4,347
Options exercisable at year-end	12,368	0.36	12,014		0.36	5.0 Years		$4,318
Vested and expected to vest after December 31, 2007			2,079		0.78	8.5 Years		$53
Weighted-average grant date fair value of options granted during the year		$0.79			$0.84

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

** Includes 75,000 options which were exercised using a cash-less feature that resulted in the net issuance of 40,000 shares of common stock.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $741,000.

The following summarizes the activity of our stock options that have not vested for the year ended December 31, 2007 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2007	1,069	$0.75
Granted	1,715	0.84
Canceled or expired	(250)	0.80
Vested	(1,676)	0.76
Nonvested at December 31, 2007	858	$0.90

As of December 31, 2007, there was approximately $451,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 29 months.

We granted 1,715,000 options, including those granted to non-employee directors and non-employees, in the period ended December 31, 2007. We have recorded a total charge of $1,166,000 which is comprised of $370,000, $700,000 and $96,000 in research and development expense, general and administrative expense and sales and marketing expense, respectively, for the year ended December 31, 2007.

Included in the preceding table are 365,000 and 325,000 options granted to non-employee directors in 2006 and 2007, respectively. The weighted-average grant date fair value of such options was $0.80 and $0.85, respectively. Also included in the preceding table are 50,000 and 235,000 options granted to other non-employees in 2006 and 2007, respectively. The weighted average grant date fair value of such options was $0.80 and $0.81, respectively and a stock-based compensation charge of $285,000 and $315,000 was recorded in 2006 and 2007, respectively.

At December 31, 2007, we had 305,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs. These options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00. Based on the recommendation of the Circulatory System Devices Advisory Panel of the FDA to approve REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery and the Approvable Letter received from the FDA in November 2007 we have evaluated and concluded that 120,000 options which vest upon PMA approval of REPEL-CV will likely vest, and we have recorded an estimated expense in the amount of $75,000 in research and development expense. We originally recorded an expense for the contingent options of $149,000 based on our estimate of probability for the quarter ended September 30, 2007, but reversed $74,000 in expense related to options which were tied to achieving the FDA approval by December 31, 2007 and were forfeited. Upon FDA approval, we will true up the fair value charge and record the change in the estimate.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Stockholders’ Equity: (continued)

[3] Options: (continued)

 We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2006	2007
Weighted average fair value at date of grant
for options granted during the period	$0.79	$0.84
Dividend yield	0%	0%
Expected volatility	99%	95.7%
Risk free interest rate	4.7%	4.51% - 4.73%
Expected life	7 - 10 years	2 - 10 years

The following table summarizes information for stock options outstanding at December 31, 2007 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share
$0.09 - 0.12	5,300	2 years	$0.12	5,300	$0.12
0.13 - 0.98	7,352	6 years	0.57	6,614	0.54
1.00 - 2.00	220	9 years	1.43	100	1.28
	12,872	5 years	$0.40	12,014	$0.36

(NOTE G) - Income Taxes:

At December 31, 2007, we have approximately $47,257,000 of net operating loss carryforwards to offset future federal taxable income and approximately $846,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. Our ability to utilize the net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years.

Our net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit
2008	$4,044,000	$31,000
2009	3,376,000	11,000
2010	3,854,000	11,000
2011 - 2027	35,983,000	793,000

	$47,257,000	$846,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Income Taxes: (continued)

We have participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $11,582,000 in eligible loss carryforwards, covering the tax years 1999 through 2006, were sold to PSEG Services Corporation. We received cash payments of approximately $456,000 and $482,000 in 2006 and 2007, respectively. This is reflected as income tax benefits in the accompanying Statement of Operations. At December 31, 2007, we have net operating loss carryforwards for New Jersey State income tax purposes of approximately $6,697,000 which expire through 2022.

The deferred tax asset, which amounted to $17,957,000 at December 31,2007 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of our Company and ability to utilize the benefit. The valuation allowance was increased by $1,040,000 in 2006 and $1,049,000 in 2007.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,
	2006	2007
Income tax benefit at the federal statutory rate	$(1,479,000)	$(1,736,000)
State and local income taxes, net of effect on federal taxes	(261,000)	(306,000)
Increase in valuation allowance	1,040,000	1,049,000
Sale of state net operating loss carryforwards	(456,000)	(482,000)
Reduction in deferred tax asset from transfer of state net operating loss carryforwards	512,000	529,000
Expired net operating losses	273,000	517,000
Benefit of research and development credit	(65,000)	(61,000)
Other	(20,000)	8,000

	$(456,000)	$(482,000)

The deferred tax asset at December 31 consists of the following:

	2006	2007
Net operating loss carryforward	$14,171,000	$14,009,000
Research and development credit carryforward	855,000	846,000
Stock-based compensation	1,298,000	2,464,000
Other	584,000	638,000

	16,908,000	17,957,000
Valuation allowance	(16,908,000)	(17,957,000)

	$0	$0

As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007 we have $ 17,957,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Pursuant to the Agreement, we are obligated to pay a royalty of five percent of all net sales of our products derived under the Agreement. The maximum amount of royalties to be paid during the term of the Agreement is $5,500,000. Through December 31, 2007, we have paid $1,150,000 and accrued $150,000 towards the maximum amount of $5,500,000. The Agreement continues until the later of the last date upon which the patents expire, or at the end of fifteen years from the date of the first commercial sale pursuant to the assignment. Yissum has the right in its sole discretion to terminate the Agreement if, among other things we do not attain certain milestones by specified dates. The January 1996 amendment gave us options for three one-year extensions, through 2004, of the periods in which certain milestones must be attained, each for a payment of $50,000, and the 2002 amendment gave us similar options through 2007 for an annual payment, in 2004 (paid in 2005), of $50,000, in 2005 and 2006 (paid in 2006 and 2007, respectively), of $100,000 and the 2007 amendment gives us similar options through 2009 for an annual payment in 2007 and 2008 (paid in 2008 and to be paid in 2009, respectively), of $150,000 which protects our rights in the technology through fiscal year 2009. Upon termination of the Agreement for any reason, the patents, patent applications and know-how assigned by Yissum to us in June 1991 will revert in full to Yissum. In addition, in the event of a material breach of the Agreement by us, all patents and patent applications derived from the research shall revert to Yissum.

[2] Phairson Technology

See Note (C) to the Notes to Financial Statements.

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

In 2007, we incurred $1,000 in royalty expense relating to this agreement.

(NOTE I) - Commitments and Other Matters:

[1] Employment agreement:

At December 31, 2007, we had employment agreements with five individuals that expire as follows: two in September 2008, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $624,000 at December 31, 2007. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Commitments and Other Matters: (continued)

[2] Supplier concentration:

In 2007, we finalized contractual supplier arrangements with three contract manufacturers replacing Polymer Technology Group, Inc. (“PTG”) which had been our prior primary supplier. For the year ended December 31, 2006 and 2007, we paid our current suppliers $324,000 and $402,000, respectively, in connection with such services.

[3] Reversal of liabilities:

During 2007 and 2006, we reversed liabilities of $136,000 and $47,000, respectively, primarily relating to trade transactions with former vendors.  The underlying transactions occurred during or before 2001 and 2000, respectively, and there has been no communication with the parties regarding these transactions since that time.  Accordingly, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

[4] Lease commitments:

We have a cancelable five year operating lease commitment for office facilities space. The lease is cancelable upon giving the landlord six months prior written notice to be effective at any time between the expiration of the 24th month and the expiration of the 48th month of the lease term. The operating lease agreement is subject to predetermined rate increases in accordance with the signed rental agreement. Rent is charged to operating expense on a straight-line basis over the term of lease where contractual increases effect rent payments. Rent expense under the operating lease for the year ended December 31, 2007 was $36,000.

Future minimum lease payments under operating leases consisted of the following at December 31, 2007:

Year Ending December 31,	Amount
2008	$37,000
2009	38,000
2010	39,000
2011	16,000

Total future minimum lease payments	$130,000

(NOTE J) - Related Parties:

See NOTE F [1] with respect to a private placement we consummated in 2007 through a placement agent of which one of our directors, Mr. Joerg Gruber, is chairman and a director.

(NOTE K) - Cost of Goods Sold:

The initial quantities of finished goods sold do not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. As of December 31, 2007, the raw materials cost that was previously expensed as research and development have been depleted.

At December 31, 2007, the Company established a reserve for excess and obsolescence inventory for on-hand finished goods inventory with a date of manufacture of greater than one year old.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Cost of Goods Sold: (continued)

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials had been included in finished goods inventory for the years ended December 31, 2006 and 2007 (in thousands):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2007
Reported Net Sales	$142	100%	$134	100%
Pro forma COGS	39	28%	45	34%
Pro forma Gross Profit	$103	72%	$88	66%

(NOTE L) - Retirement Plan

 In March 2007, we adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. We are obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the year ended December 31, 2007, we made matching contributions in the amount of $32,000 to the plan.

(NOTE M) - Subsequent Events:

On January 3, 2008, we paid Yissum $150,000 in satisfaction of our 2007 royalty obligation. (see Note H [1])

In January 2008, the Company’s Board of Directors granted options to purchase shares of common stock under our 2006 Stock Option Plan, exercisable at $.41 per share, the fair market value on the date of grant, to our executive officers: Mr. Hickey - options to purchase 100,000 shares, Dr. Pines - options to purchase 60,000 shares and Mr. Sportsman- options to purchase 70,000 shares all of which vest over one year in two equal traunches and expire ten years from the date of grant. On the same date, options to purchase 30,000 shares were granted to Mr. Hickey in recognition of the completion of a financing in September 2007; these options replace an equal number of performance-based options originally granted to Mr. Hickey on February 16, 2007 that would have vested had the financing been completed earlier. These options are fully vested as of the grant date, are exercisable at $0.80 per share, the fair market value as of the original grant date and expire ten years from the original grant date.

In January 2008, based on the recommendation of the Compensation Committee of our Board of Directors, our Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey, Dr. Eli Pines and Mr. Sportsman. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $100,000, Dr. Pines would be entitled to a maximum cash bonus equal to $60,000 and Mr. Sportsman would be entitled to a maximum cash bonus equal to $75,000 for calendar year 2008, in each case subject to satisfaction of specific performance criteria. In February 2008, the Compensation Committee of our Board of Directors granted performance-vested options under our 2006 Stock Option Plan to our executive officers: Mr. Hickey - options to purchase an aggregate of 250,000 shares, Dr. Pines - options to purchase an aggregate of 120,000 shares and Mr. Sportsman - options to purchase an aggregate of 130,000 shares. These options will vest based upon the level of satisfaction of the 2008 performance criteria approved by the Compensation Committee for each executive officer, are exercisable at $0.43 per share, the fair market value on the date the 2008 performance criteria were approved by the Compensation Committee, and expire ten years from the date of the grant.