Form 10KSB/A
period 2007-12-31
SyntheMed, Inc.
filed 2008-03-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB/A.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EXPLANATORY NOTE:  The sole purpose of this amendment is to include Exhibit 10.29 and the conformed signature of Eisner LLP in Exhibit 23.1.

PART III

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

1

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

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Omitted pursuant to Rule 13a-14(b).)

* Filed herewith.

2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.
(Registrant)

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
(principal executive, financial and accounting officer)

Dated: March 26, 2008

3