Form 10-Q
period 2008-03-31
SyntheMed, Inc.
filed 2008-05-13
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

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
Yes ☑ No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 87,621,108 shares outstanding at April 30, 2008

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month periods ended March 31, 2007 and 2008	3

	Condensed Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2007 and 2008	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	14

Part II -	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits	15

	Signature	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2008
Revenue
Product sales	$45	$24
Revenue	45	24

Cost of goods sold	9	4

Gross profit	36	20

Operating expenses:
Research and development	613	553
General and administrative	537	628
Sales and marketing	101	335
Operating expenses	1,251	1,516

(Loss) from operations	(1,215)	(1,497)

Other income/(expense):
Interest income	31	15
Interest expense	(1)
Reversal of liabilities	44	5
Other income/(expense)	74	19

Net loss	$(1,141)	$(1,477)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	83,071	87,581

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	March 31,
	2007	2008
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,991	$1,681
Accounts Receivable	19	41
Inventory	115	267
Prepaid expenses and deposits	91	231
Total current assets	3,216	2,219

Acquired technology, less accumulated amortization	21	4
Furniture and equipment, less accumulated depreciation	135	119
TOTAL	$3,372	$2,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$245	$165
Accrued expenses	310	401
Insurance note payable		164
Total current liabilities	555	730

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 87,621 and 87,621	88	88
Additional paid-in capital	55,497	55,770
Accumulated deficit	(52,768)	(54,245)
Total stockholders' equity	2,816	1,613
TOTAL	$3,372	$2,343

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(1,141)	$(1,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	16
Amortization of acquired technology	17	17
Reversal of liabilities	(44)	(5)
Stock based compensation	272	273
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(32)	(22)
(Increase) in Inventory	(127)	(152)
(Increase) decrease in prepaid expenses	(50)	24
Increase (decrease) in accounts payable	376	(75)
(Decrease) increase in accrued expenses	(323)	91
Net cash used in operating activities	(1,039)	(1,310)

Cash flows from investing activities:
Purchase of furniture and equipment	(1)
Net cash used in investing activities	(1)

Cash flows from financing activities:
Repayment of convertible note payable	(70)
Proceeds from exercise of stock options and warrants	99
Net cash provided by financing activities	29

Net decrease in cash and cash equivalents	(1,011)	(1,310)
Cash and cash equivalents at beginning of period	3,722	2,991
Cash and cash equivalents at end of period	$2,711	$1,681

Supplementary disclosure of non-cash financing activities:
Insurance note payable	$-	$164

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if we are unable to continue as a going concern. The balance of cash and cash equivalents as of March 31, 2008 is not sufficient to meet our anticipated cash requirements through 2008, based on our present plan of operation. If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. We maintain an allowance for potentially excess and obsolete inventories. We review on-hand inventory for potential excess and obsolete amounts and estimate the level of inventory reserve accordingly. Our allowance for excess and obsolete inventories includes an allowance for on-hand finished goods inventory which is within six months of the expiration date.

	December 31,	March 31,
	2007	2008

Raw materials	$28,000	$155,000
Work in process	47,000	76,000
Finished goods	45,000	41,000
	120,000	272,000
Excess and obsolete inventories	(5,000)	(5,000)
	$115,000	$267,000

The production of our inventory is outsourced and it is located at third party facilities in Ohio, Minnesota and Prince Edward Island, Canada.

D)	Stock Based Compensation Plans

At March 31, 2008, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At March 31, 2008, there were 1,352,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

We follow Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

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

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2007	2008

Weighted average fair value at date of grant for options granted during the period	$0.80	$0.42
Risk-free interest rates	4.73%	2.39%
Expected option life in years	9-10	9-10
Actual vesting terms in years	2	2
Expected stock price volatility	97.2%	94.8%
Expected dividend yield	-0-	-0-

The following summarizes the activity of our stock options for the three months ended March 31, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2008	12,872	$0.40	5.4 Years	$4,347,000
Granted	940	0.42	9.8 Years
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	13,812	$0.40	5.6 Years	$1,465,000

Exercisable at March 31, 2008	12,497	$0.37	5.3 Years	$1,454,000

The following summarizes the activity of our stock options that have not vested as of March 31, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2008	858	$0.90
Granted	940	0.42
Canceled or expired	-	-
Vested	(483)	0.66
Nonvested at March 31, 2008	1,315	$0.65

As of March 31, 2008, there was approximately $314,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 26 months.

We granted 1,040,000 and 940,000 options in the periods ended March 31, 2007 and 2008, respectively. Of the 940,000 options granted during the period ended March 31, 2008, 205,000 options vested immediately, 175,000 options vest one year from the date of grant and 560,000 options vest upon the achievement of certain performance criteria. We have recorded a charge of $96,000, $155,000 and $23,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the three months ended March 31, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At March 31, 2008, we had 865,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives and financing activities. These options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00.

E)	Acquired Technology

In March 2003, we purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, we recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For each of the three month periods ended March 31, 2007 and 2008, the Company recorded amortization of $17,000 in research and development relating to these assets.

F)	Insurance Note Payable

In March 2008, we entered into two short term financing agreements for our product liability and directors and officers liability insurance premiums, payable in monthly installments including interest of $9,800 and $7,900, respectively. The monthly installments are due through December, 2008 and January, 2009, respectively and carry interest of 4% and 3.8%, respectively.

G)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 15,437,000 potential common shares issuable from the exercise of outstanding options and warrants and issued 40,014 common shares subject to a one year forfeiture restriction that expired on April 27, 2008, since their inclusion would have been be anti-dilutive.

H)	Newly Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management has determined that the adoption of SFAS 157 did not have a material effect on our financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of March 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159.  Management has determined that the adoption of SFAS 159 did not have a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

I)	Recent Accounting Pronouncements

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

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of this standard on our financial statements.

J)	Income Taxes

We account for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We adopted Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for unrecognized tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

K)	Reversal of Liabilities

For the period ended March 31, 2008, we reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and there has been no communication with the parties regarding these transactions since that time. Accordingly, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

L)	Revenue Recognition Policy

We recognize revenue when the amounts become fixed and determinable, when product is shipped to customers and collectibility is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product. All sales were outside the United States of America.

M)	Cost of Goods Sold

The initial quantities of finished goods sold do not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. As of March 31, 2008, the remaining finished goods inventory produced from this raw material has a net carrying value of $36,000.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials had been included in finished goods inventory for the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2008
Reported Net Sales	$45	100%	$24	100%
Pro forma COGS	14	31%	7	30%
Pro forma Gross Profit	$31	69%	$17	70%

At March 31, 2008, we maintain a reserve for excess and obsolete inventory in the amount of $5,000 for on-hand finished goods inventory which is within six months of the expiration date.

N)	Retirement Plan

In March 2007, we adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. We are obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the three months ended March 31, 2008, we made matching contributions in the amount of $11,000 to the plan.

O)	Subsequent Events

On April 2, 2008, we granted to our Director of Regulatory Affairs and Quality Systems an option under our 2006 Stock Option plan to purchase 15,000 shares of common stock. The option has an exercise price equal to the fair market value on the date of grant, vests in full immediately upon grant and expires ten years from the grant date.

On April 25, 2008, we granted to each of our five non-employee directors an option under our 2006 Stock Option plan to purchase 65,000 shares of common stock. The options have an exercise price equal to the fair market value on the date of grant, vest in full immediately upon grant and expire ten years from the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing or ability to achieve necessary regulatory approvals or market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a description of some of these risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The timing of FDA approval of the PMA application for the panel-recommended indication, as well as the nature and extent of additional data required to expand this indication is largely at the discretion of the FDA and will materially impact our plan of operations during the next twelve months. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

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

Results of Operations

Revenue for the three months period ended March 31, 2008, was $24,000 compared to $45,000 for the comparable prior year period, a decrease of 46.2% or $21,000. Revenue is attributable to product sales of REPEL-CV in the European Union and in other international markets. The decrease in revenue is primarily attributable lower sales volume resulting from both the poor performance of certain former distributors and the slower than anticipated pace of obtaining administrative approvals required to allow product stocking and reimbursement. If and when the FDA approves the PMA application for the Advisory Panel-recommended indication for use in pediatric patients who are likely to need secondary open heart surgery, we anticipate achieving increased revenue in future periods, although, given the more limited market, at lower levels than had the approval included use in the broader adult population.

Cost of goods sold was $4,000 for the three months ended March 31, 2008, compared to $9,000 for the comparable prior year period, a decrease of 49% or $5,000. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The raw material cost of the copolymer resin from which REPEL-CV is produced is not included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in prior periods. Had this cost been included, cost of goods sold for the three months ended March 31, 2008 would have been $7,000, compared to $14,000 for the comparable prior year period. Costs of goods sold will include raw material costs in future periods once the amount previously expensed as research and development expense has been fully depleted. (See Note M of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $553,000 for the three months ended March 31, 2008, compared to $613,000 for the comparable prior year period, a decrease of 9.7% or $59,000. The decrease is primarily attributable to a reduction of $122,000 in regulatory costs associated with the REPEL-CV PMA application offset by higher new product development costs for products that leverage our polymer technology of $70,000. Subject to FDA approval of the PMA application, we anticipate that research and development expenses will increase as we pursue a post approval study in pediatric patients and additional clinical studies relating to the expansion of the indication for REPEL-CV to include adult patients.

General and administrative expenses totaled $628,000 for the three months ended March 31, 2008, compared to $537,000 for the comparable prior year period, an increase of 17% or $91,000. The increase is primarily attributable to higher costs in the current year period of $124,000 associated with compensation expense, non-cash stock-based compensation expense and professional fees associated with the continued expansion of our operations offset by a decrease of $36,000 in investor relations expenses.

We incurred sales and marketing expenses of $335,000 for the three months ended March 31, 2008, compared to $101,000 for the comparable prior year period, an increase of 235.6% or $234,000. The increase is primarily attributable to increased sales compensation expense of $127,000, stock-based compensation expense of $16,000, travel related expenses of $14,000 and consulting costs of $73,000 associated with REPEL-CV marketing in the European Union. The increases in compensation costs and stock-based compensation costs are primarily attributable to our hiring of our Vice President of Sales in May 2007. We anticipate continued increases in sales and marketing expenses as we prepare for the US launch of REPEL-CV. The timing and rate of these increases will depend on a number of factors associated with the FDA’s PMA approval process.

Interest income totaled $15,000 for the three months ended March 31, 2008, compared to $31,000 for the comparable prior year period, a decrease of 52.1% or $16,000. The decrease is primarily attributable to lower average cash balances and lower interest rates.

No interest expense was incurred for the three months ended March 31, 2008, compared to $1,000 for the comparable prior year period, a decrease of 100% or $1,000.

We realized other income from the reversal of liabilities of $5,000 for the three months ended March 31, 2008, compared to $44,000 for the comparable prior year period, a decrease of 89.5% or $39,000. The reversal of liabilities in both years related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not expect to reverse any additional liabilities going forward.

Our net loss was $1,477,000 for the three months ended March 31, 2008, compared to $1,141,000 for the comparable prior year period, an increase of 29.7% or $336,000. The increase is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2008 we had cash and cash equivalents of $1,681,000, compared to $2,711,000 at March 31, 2007. The primary use of these funds was for research and development expenditures related to anti-adhesion products and other surgical implants, general and administrative expenses and sales and marketing expenses for the commercialization of REPEL-CV.

At March 31, 2008, we had working capital of $1,489,000, compared to $2,331,000 at March 31, 2007.

Net cash used in operating activities was $1,310,000 for the three months ended March 31, 2008, compared to $1,039,000 for the comparable prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $1,477,000, increases totaling $150,000 in accounts receivable, inventory and prepaid expenses and a $75,000 decrease in accounts payable partially offset by the impact of $301,000 in non-cash expenses, mainly comprised of stock-based compensation expenses, and an increase of $91,000 in accrued expenses. Net cash used in operating activities for the prior year period of $1,039,000 was primarily due to a net loss of $1,141,000, a decrease in accrued expenses of $323,000 and increases totaling $253,000 in accounts receivable, inventory, reversal of liabilities and prepaid expenses partially offset by the impact of SFAS 123R, stock-based compensation expenses of $272,000 and an increase in accounts payable of $376,000.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2007; there was no comparable figure for the current year period. Net cash used in investing activities was associated with the acquisition of computer equipment.

Net cash provided from financing activities for the three months ended March 31, 2007, was comprised of $99,000 of proceeds from the exercise of stock options and warrants partially offset by the repayment of a $70,000 convertible promissory note that matured in February 2007; there was no comparable figure for the current year period.

The supplementary disclosure of non-cash financing activities for the three months ended March 31, 2008, of $164,000 in insurance note payable is for the financing of our product liability and directors and officers liability insurance premiums; there was no comparable figure for the prior year period. (See Note F of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of March 31, 2008, is not sufficient to meet our anticipated cash requirements through 2008, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Under these circumstances we may be unable to continue as a going concern. As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2007 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of March 31, 2008, we had employment agreements with five individuals that expire as follows: two in September 2008, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $666,000 at March 31, 2008. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 4T.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the chief executive officer and chief financial officer who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting held on April 25, 2008, the following proposals were submitted to a vote of stockholders:

Proposal 1. Election of Directors.

	For	Withheld

David G. P. Allan	61,281,996	448,250
Barry R. Frankel	61,281,896	448,350
Richard L. Franklin, MD	61,508,311	221,935
Joerg Gruber	61,281,996	448,250
Robert P. Hickey	61,459,311	270,935
Walter R. Maupay, Jr.	61,508,311	221,935

Proposal 2. To ratify the appointment of Eisner LLP as the independent registered public accounting firm of our company.

For	Against	Abstain

61,401,568	304,697	23,982

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
Date: May 12, 2008

EXHIBIT INDEX

ITEM

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.