Form 10-Q
period 2008-06-30
SyntheMed, Inc.
filed 2008-08-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 87,696,108 shares outstanding at July 31, 2008

SYNTHEMED, INC.
INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2007 and 2008	3

	Condensed Balance Sheets as of December 31, 2007 and June 30, 2008 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2007 and 2008	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 6.	Exhibits	17

Signature		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenue
Product sales	$40	$55	$84	$79
Revenue	40	55	84	79

Cost of goods sold	7	54	15	58

Gross profit	33	1	69	21

Operating expenses:
Research and development	551	296	1,164	849
General and administrative	893	425	1,428	1,053
Sales and marketing	293	296	394	631
Operating expenses	1,737	1,017	2,986	2,533

(Loss) from operations	(1,704)	(1,016)	(2,917)	(2,512)

Other income/(expense):
Interest income	20	4	51	19
Interest expense		(1)	(1)	(1)
Reversal of liabilities			44	5
Other income/(expense)	20	3	94	23

Net loss	$(1,684)	$(1,013)	$(2,823)	$(2,489)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	84,057	87,628	83,567	87,605

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	June 30,
	2007	2008
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,991	$726
Accounts receivable	19	17
Inventory	115	270
Prepaid expenses and deposits	91	175
Total current assets	3,216	1,188

Acquired technology, less accumulated amortization	21
Furniture and equipment, less accumulated depreciation	135	104
TOTAL	$3,372	$1,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$245	$124
Accrued expenses	310	230
Note payable - insurance		112
Total current liabilities	555	466

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 87,621 and 87,671	88	88
Additional paid-in capital	55,497	55,995
Accumulated deficit	(52,768)	(55,257)
Total stockholders' equity	2,817	826
TOTAL	$3,372	$1,292

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)
	Six Months Ended
	June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(2,823)	$(2,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	31
Amortization of acquired technology	34	21
Reversal of liabilities	(44)	(5)
Stock based compensation	1,039	485
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(54)	2
(Increase) in inventory	(148)	(155)
(Increase) decrease in prepaid expenses	(4)	28
Increase (decrease) in accounts payable	124	(116)
(Decrease) in accrued expenses	(400)	(80)
Net cash used in operating activities	(2,238)	(2,278)

Cash flows from investing activities:
Purchase of furniture and equipment	(23)
Net cash used in investing activities	(23)

Cash flows from financing activities:
Repayment of convertible note payable	(70)
Proceeds from exercise of stock options and warrants	183	13
Net cash provided by financing activities	113	13

Net (decrease) in cash and cash equivalents	(2,148)	(2,265)
Cash and cash equivalents at beginning of period	3,722	2,991
Cash and cash equivalents at end of period	$1,574	$726

Supplementary disclosure of non-cash financing activities:
Note payable - insurance	$-	$112

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information. Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if we are unable to continue as a going concern. The balance of cash and cash equivalents as of June 30, 2008 is not sufficient to meet our anticipated cash requirements through 2008, based on our present plan of operation.  If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in our Annual Report, as amended, on Form 10-KSB/A filed with the Securities and Exchange Commission.

B)	Accounts Receivable

Accounts receivable are stated at estimated net realizable value. We evaluate our need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, we will maintain a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. We have not recorded an allowance against receivables based upon management’s estimate and past historical cash collection experience.

C)	Inventory

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. We maintain an allowance for potentially slow moving and obsolete inventories. We review on-hand inventory for potential slow moving and obsolete amounts and estimate the level of inventory reserve accordingly. Our allowance for slow moving and obsolete inventories includes an allowance for on-hand finished goods inventory which is within six months of the expiration date.

	December 31,	June 30,
	2007	2008

Raw materials	$28,000	$144,000
Work in process	47,000	94,000
Finished goods	45,000	66,000
	120,000	304,000
Slow moving and obsolete inventories	(5,000)	(34,000)
	$115,000	$270,000

The production of our inventory is outsourced and it is located at third party facilities in Ohio, Minnesota and Prince Edward Island, Canada.

D)	Stock Based Compensation Plans

At June 30, 2008, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2008, there were 1,339,000 options available for grant under these plans. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2007	2008

Weighted average fair value at date of grant for options granted during the period	$0.84	$0.44
Risk-free interest rates	4.89%	2.05% - 2.64%
Expected option life in years	2-10	9-10
Actual vesting terms in years	3	2
Expected stock price volatility	96.4%	94.8%
Expected dividend yield	-0-	-0-

The following summarizes the activity of our stock options for the six months ended June 30, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2008	12,872	$0.40	5.4 Years
Granted	1,280	0.44	9.6 Years
Exercised	50	0.27
Canceled or expired	-	-
Outstanding at June 30, 2008	14,102	$0.40	5.6 Years	$1,528,000

Vested and expected to vest after June 30, 2008	12,862	$0.38	5.4 Years	$1,515,000

The following summarizes the activity of our stock options that have not vested as of June 30, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2008	858	$0.90
Granted	1,280	0.44
Canceled or expired	-	-
Vested	(898)	0.62
Nonvested at June 30, 2008	1,240	$0.63

As of June 30, 2008, there was approximately $248,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 23 months.

We granted 1,715,000 and 1,280,000 options in the periods ended June 30, 2007 and 2008, respectively. Of the 1,280,000 options granted during the period ended June 30, 2008, 545,000 options vested immediately, 175,000 options vest one year from the date of grant and 560,000 options vest upon the achievement of certain performance criteria. We have recorded a charge of $100,000, $295,000 and $90,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the six months ended June 30, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At June 30, 2008, we had 865,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives and financing activities. These performance based options have a term ranging from 4-10 years from date of grant and an exercise price range of $0.26 to $2.00.

E)	Acquired Technology

In March 2003, we purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company. These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. In connection with this transaction, we recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee. A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the six month periods ended June 30, 2007 and 2008, the Company recorded amortization of $34,000 and $21,000, respectively in research and development relating to these assets. As of June 30, 2008, these assets have been fully amortized.

F)	Note Payable - Insurance

In March 2008, we entered into two short term financing agreements for our product liability and directors and officers liability insurance premiums, payable in monthly installments including interest of $9,800 and $7,900, respectively. The monthly installments are due through December, 2008 and January, 2009, respectively and carry interest of 4% and 3.8% per annum, respectively.

G)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 15,787,000 potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of June 30, 2008, we have not elected to use the fair value option allowed by SFAS 159.  Management has determined that the adoption of SFAS 159 did not have a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

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

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 will not have a material impact on our financial statements.

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2004–2007 remain open to examination by the major taxing jurisdictions to which we are subject.

K)	Reversal of Liabilities

For the six month period ended June 30, 2008, we reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and there has been no communication with the parties regarding these transactions since that time. Accordingly, based on advice of legal counsel, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

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

The initial quantities of finished goods sold did not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods. As of June 30, 2008, the finished goods inventory produced from this raw material was fully depleted.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials of $11,000 and $3,000 had been included in finished goods inventory for the six months ended June 30, 2007 and 2008 (in thousands), respectively:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2008
Reported Net Sales	$84	100%	$79	100%
Pro forma COGS	26	31%	61	77%
Pro forma Gross Profit	$58	69%	$18	23%

At June 30, 2008, we maintain a reserve for slow moving and obsolete inventory in the amount of $34,000 for on-hand finished goods inventory which is within six months of the expiration date and $7,000 of costs for the resin copolymer, which is included in the COGS.

N)	Retirement Plan

In March 2007, we adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. We are obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the six months ended June 30, 2008, we made matching contributions in the amount of $12,000 to the plan.

O)	Shareholders Rights Plan

On April 25, 2008, our Board of Directors approved the adoption of a shareholder rights plan.

The Board of Directors has declared a dividend distribution of one right for each share of SyntheMed common stock outstanding as of the close of business on June 2, 2008. Initially, the rights will be represented by SyntheMed common stock certificates, will not be traded separately from the common stock and will not be exercisable. The rights generally will become exercisable following any person becoming an “acquiring person” by acquiring, or commencing a tender offer to acquire, beneficial ownership of 15% or more of the outstanding shares of SyntheMed common stock. If a person becomes an “acquiring person,” each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, a number of shares of SyntheMed common stock or other securities having a value equal to twice the purchase price. If SyntheMed is acquired in a merger or other business combination transaction after any such event, each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, shares of the acquiring company having a value equal to twice the purchase price. The rights are scheduled to expire on June 2, 2018 unless earlier redeemed, terminated or exchanged in accordance with the terms of the shareholder rights plan.

P)	Subsequent Events

Subsequent to June 30, 2008, the Company received gross proceeds of approximately $5,000 upon the exercise of 25,000 Common Stock options.

On July 14, 2008, we received Health Canada’s approval for the use of REPEL-CV Adhesion Barrier in pediatric patients who undergo open heart surgery. REPEL-CV, a bioresorbable adhesion barrier film for the reduction of adhesions following cardiac surgery, will be marketed throughout Canada by Force3 Medicale, Inc., a Montreal-based distributor of cardiac surgery products.

On July 14, 2008, we retained a Director, International Market Development and granted to that person an option under our 2006 Stock Option plan to purchase up to 160,000 shares of common stock. The options are exercisable at $0.30 per share, the fair market value on the date of grant and vest in four equal traunches beginning on the date of grant and continuing over the next three years. The options expire ten years from the grant date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals and US market launch of REPEL-CV. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other approvals; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities. Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a description of some of these risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In June 2008, we were notified by the FDA of their intent to conduct follow-up field inspections at our headquarters and one contract manufacturing site. The inspection at our headquarters was conducted in July and we are still awaiting FDA notification on the start date for the contract manufacturing site inspection. Approval of the PMA application for the use of REPEL-CV in the pediatric indication is contingent on the satisfactory completion of these inspections. As of the date of this filing, we have not had any reports or additional requests for information.

In September 2006, following receipt of CE Mark approval, we launched REPEL-CV for sale in the European Union (EU) and certain Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.

In July 2008, we received Health Canada’s approval for the use of REPEL-CV in pediatric patients who undergo open heart surgery.  REPEL-CV will be marketed throughout Canada by Force3 Medicale, Inc., a Montreal-based distributor of cardiac surgery products.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications. Examples include the reduction of peridural adhesions in spine surgery, the avoidance of soft tissue injury associated with anterior vertebral revision surgery, a spinal surgery technique that has become more prevalent with the advent of artificial replacement discs, and the reduction of sinus blockages associated with sinus surgery.

Results of Operations

Revenue for the three and six months ended June 30, 2008 was $55,000 and $79,000, respectively, compared to $40,000 and $84,000 for the comparable prior year periods, an increase of 39% or $15,000 for the three month period and a decrease of 6% or $5,000 for the six month period. Revenue is attributable to product sales of REPEL-CV in the European Union and in other international markets. The increase in revenue for the three month period is mainly attributable to higher sales volume from initial stocking orders from new European distributors. The decrease in revenue for the six month period is primarily attributable lower sales volume resulting from both the poor performance of certain former distributors and the slower than anticipated pace of obtaining administrative approvals required in certain international markets to allow product stocking and reimbursement. If and when the FDA approves the PMA application for the Advisory Panel-recommended indication for use in pediatric patients who are likely to need secondary open heart surgery, we anticipate achieving increased revenue in future periods, although, given the more limited market, at lower levels than had the approval included use in the broader adult population.

Cost of goods sold was $54,000 and $58,000 for the three and six months ended June 30, 2008, respectively, compared to $7,000 and $15,000 for the comparable prior year period, an increase of 712% or $47,000 for the three month period and an increase of 280% or $43,000 for the six month period. The increase in cost of goods sold for the six month period is mainly attributable to an increase to the Reserve for Slow Moving and Obsolete Inventory of $34,000 and increased raw material costs of $7,000. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The raw material cost of the copolymer resin from which REPEL-CV is produced had not previously been included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in the prior year. Had this cost been included, cost of goods sold would have increased by $3,000 for the six months ended June 30, 2008, and by $5,000 and $11,000 for the three months and six months ended June 30, 2007, respectively. Costs of goods sold in future periods will include the raw material cost of the copolymer resin, as the amount previously expensed as research and development expense has been fully depleted. (See Note M of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $296,000 and $849,000 for the three months and six months ended June 30, 2008, respectively, compared to $551,000 and $1,164,000 for the comparable prior year periods, a decrease of 46% or $255,000 for the three month period and a decrease of 27% or $315,000 for the six month period. The decrease for the three month period is primarily attributable to a reduction of $143,000 in regulatory costs associated with the REPEL-CV PMA application and a decrease in stock-based compensation expense of $169,000, offset by higher new product development costs of $25,000 and increased regulatory legal fees of $20,000. The decrease for the six month period is primarily attributable to a reduction of $238,000 in regulatory costs associated with the REPEL-CV PMA application and a decrease in stock-based compensation expense of $194,000, offset by higher new product development costs of $93,000 and increased regulatory legal fees of $21,000. We anticipate that research and development expenses will increase as we pursue a post approval safety study in pediatric patients, subject to FDA approval of the PMA application, and fund new product development programs.

General and administrative expenses totaled $425,000 and $1,053,000 for the three months and six months ended June 30, 2008, respectively, compared to $893,000 and $1,428,000 for the comparable prior year periods, a decrease of 52% or $468,000 for the three month period and a decrease of 26% or $375,000 for the six month period. The decrease for the three month period is primarily attributable to lower stock based compensation expense of $363,000 and reductions totaling $106,000 associated with lower consulting, legal and investor relations expenses. The decrease for the six month period is primarily attributable to lower stock based compensation expense of $352,000.

We incurred sales and marketing expenses of $296,000 and $631,000 for the three months and six months ended June 30, 2008, respectively, compared to $293,000 and $394,000 for the comparable prior year periods, an increase of 1% or $3,000 for the three month period and an increase of 60% or $237,000 for the six month period. The increase for the six month period is primarily attributable to increases in compensation expense of $151,000, travel related expenses of $27,000 and consulting costs of $47,000 associated with REPEL-CV marketing in the European Union. The increase in compensation costs are primarily attributable to our hiring of our Vice President of Sales in May 2007. We anticipate continued increases in sales and marketing expenses as we prepare for the US launch of REPEL-CV and pursue international sales growth. The timing and rate of these increases will depend on a number of factors associated with the FDA approval process.

Interest income totaled $4,000 and $19,000 for the three months and six months ended June 30, 2008, respectively, compared to $20,000 and $51,000 for the comparable prior year periods, a decrease of 80% or $16,000 for the three month period and a decrease of 63% or $32,000 for the six month period. The decreases are primarily attributable to lower average cash balances and lower interest rates.

Interest expense totaled $1,000 for the three months and six months ended June 30, 2008, respectively, compared to $1,000 for the six months ended June 30, 2007. No interest expense was incurred for the three months ended June 30, 2007.

We realized other income from the reversal of liabilities of $5,000 for the six months ended June 30, 2008, compared to $44,000 for the comparable prior year period, a decrease of 90% or $39,000. The reversal of liabilities in both years related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of the existing liabilities in the foreseeable future.

Our net loss was $1,013,000 and $2,489,000 for the three months and six months ended June 30, 2008, respectively, compared to $1,684,000 and $2,823,000 for the comparable prior year periods, a decrease of 40% or $671,000 for the three month period and a decrease of 12% or $334,000 for the six month period. The decreases are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2008 we had cash and cash equivalents of $726,000, compared to $1,574,000 at June 30, 2007. The primary use of these funds is for research and development expenditures related to anti-adhesion products and other surgical implants, general and administrative expenses and sales and marketing expenses for the commercialization of REPEL-CV.

At June 30, 2008, we had working capital of $722,000, compared to $1,518,000 at June 30, 2007.

Net cash used in operating activities was $2,278,000 for the six months ended June 30, 2008, compared to $2,238,000 for the comparable prior year period. Net cash used in operating activities for the current year period was primarily due to a net loss of $2,489,000, an increase of $155,000 in inventory and decreases totaling $196,000 in accounts payable and accrued expenses, partially offset by the impact of $532,000 in non-cash expenses, mainly comprised of stock-based compensation expenses, and a decrease of $30,000 in accounts receivable and prepaid expenses. Net cash used in operating activities for the prior year period was primarily due to a net loss of $2,823,000, a decrease in accrued expenses of $400,000 and increases totaling $250,000 in accounts receivable, inventory, reversal of liabilities and prepaid expenses, partially offset by the impact of stock-based compensation expenses of $1,039,000 and an increase in accounts payable of $124,000.

Net cash used in investing activities was $23,000 for the six months ended June 30, 2007; there was no comparable figure for the current year period. Net cash used in investing activities was associated with the acquisition of computer equipment and office furniture in the prior year period.

Net cash provided from financing activities for the six months ended June 30, 2008 was $13,000, compared to $113,000 for the comparable prior year period. The current year amount represented the proceeds from the exercise of stock options; the prior year amount was comprised of $183,000 of proceeds from the exercise of stock options and warrants, offset by the repayment of a $70,000 convertible promissory note that matured in February 2007.

The supplementary disclosure of non-cash financing activities for the six months ended June 30, 2008, of $112,000 in note payable - insurance, is for the financing of our product liability and directors and officers liability insurance premiums; there was no comparable figure for the prior year period. (See Note F of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of June 30, 2008 is not sufficient to meet our anticipated cash requirements through 2008, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Under these circumstances we may be unable to continue as a going concern.

As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2007 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of June 30, 2008, we had employment agreements with five individuals that expire as follows: two in September 2008, one in March 2009, one in May 2009 and one in May 2010. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $666,000 at June 30, 2008. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus. Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2008

EXHIBIT INDEX

ITEM

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.