Form 10-Q
period 2008-09-30
SyntheMed, Inc.
filed 2008-11-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
------------------
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 98,746,108 shares outstanding at October 31, 2008

SYNTHEMED, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenue
Product sales	$9	$44	$93	$123
Revenue	9	44	93	123

Cost of goods sold	1	13	17	71

Gross profit	8	31	76	52

Operating expenses:
Research and development	643	316	1,807	1,165
General and administrative	397	408	1,825	1,461
Sales and marketing	298	344	691	975
Operating expenses	1,338	1,068	4,323	3,601

Loss from operations	(1,330)	(1,037)	(4,247)	(3,549)

Other income/(expense):
Interest income	24	1	75	20
Interest expense		(1)	(1)	(2)
Reversal of liabilities			44	5
Other income/(expense)	24	-	118	23

Net loss	$(1,306)	$(1,037)	$(4,129)	$(3,526)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares outstanding	85,786	87,899	84,314	87,703

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)

	December 31,	September 30,
	2007	2008
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$2,991	$3,683
Accounts receivable, net	19	37
Inventory, net	115	257
Prepaid expenses and deposits	91	128
Total current assets	3,216	4,105

Acquired technology, less accumulated amortization	21
Furniture and equipment, less accumulated depreciation	135	89
TOTAL	$3,372	$4,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$245	$132
Accrued expenses	310	249
Note payable - insurance		60
Total current liabilities	555	441

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000; issued and outstanding - 87,621 and 98,746	88	99
Additional paid-in capital	55,497	59,948
Accumulated deficit	(52,768)	(56,294)
Total stockholders' equity	2,817	3,753
TOTAL	$3,372	$4,194

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Nine Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(4,129)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	46
Amortization of acquired technology	51	21
Reversal of liabilities	(44)	(5)
Stock based compensation	1,240	630
Changes in operating assets and liabilities:
Increase in accounts receivable	(5)	(18)
Increase in inventory	(118)	(142)
Decrease in prepaid expenses	16	23
Increase (decrease) in accounts payable	86	(108)
(Decrease) in accrued expenses	(208)	(61)
Net cash used in operating activities	(3,069)	(3,140)

Cash flows from investing activities:
Purchase of furniture and equipment	(16)
Net cash used in investing activities	(16)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,726	3,684
Repayment of convertible note payable	(70)
Proceeds from exercise of stock options and warrants	214	148
Net cash provided by financing activities	2,870	3,832

Net (decrease) increase in cash and cash equivalents	(215)	692
Cash and cash equivalents at beginning of period	3,722	2,991
Cash and cash equivalents at end of period	$3,507	$3,683

Supplementary disclosure of non-cash financing activities:
Note payable - insurance	$-	$60

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)           Basis of Presentation

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if we are unable to continue as a going concern. The balance of cash and cash equivalents as of September 30, 2008 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation. As a result, we anticipate seeking to raise additional capital. If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2007 included in our Annual Report, as amended, on Form 10-KSB/A filed with the Securities and Exchange Commission.

B)	Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000.

C)	Accounts Receivable

Accounts receivable are stated at estimated net realizable value. We evaluate our need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, we maintain a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At September 30, 2008, the allowance for doubtful accounts was $14,000.

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

	December 31,	September 30,
	2007	2008

Raw materials	$28,000	$139,000
Work in process	47,000	99,000
Finished goods	45,000	52,000
	120,000	290,000
Slow moving and obsolete inventories	(5,000)	(33,000)
	$115,000	$257,000

The production of our inventory is outsourced through third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)           Stock Based Compensation Plans

At September 30, 2008, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At September 30, 2008, there were 913,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2007	2008

Weighted average fair value at date of grant for options granted during the period	$0.84	$0.42
Risk-free interest rates	4.51% - 4.73%	2.05% - 2.79%
Expected option life in years	2-10	7-10
Actual vesting terms in years	1-3	1-3
Expected stock price volatility	95.7%	94.1%
Expected dividend yield	-0-	-0-

The following summarizes the activity of our stock options for the nine months ended September 30, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2008	12,872	$0.40	5.4 Years
Granted	1,440	0.42	9.4 Years
Exercised	(1,125)	0.13
Canceled or expired	(130)	1.25
Outstanding at September 30, 2008	13,057	$0.41	5.4 Years	$399,000

Vested and expected to vest after September 30, 2008	11,877	$0.41	5.0 Years	$399,000

The following summarizes the activity of our stock options that have not vested as of September 30, 2008 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2008	858	$0.90
Granted	1,440	0.42
Canceled or expired	(130)	1.25
Vested	(988)	0.63
Nonvested at September 30, 2008	1,180	$0.50

As of September 30, 2008, there was approximately $227,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 34 months.

We granted 1,715,000 and 1,440,000 options in the nine-month periods ended September 30, 2007 and 2008, respectively. Of the 1,440,000 options granted during the period ended September 30, 2008, 585,000 options vested immediately, 215,000 options vest one year, 40,000 options vest two years and 40,000 options vest three years from the date of grant, respectively and 560,000 options vest upon the achievement of certain performance criteria, of which, 60,000 options were subsequently cancelled. We have recorded a charge of $92,000, $407,000 and $131,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At September 30, 2008, we had 735,000 options outstanding which vest upon the achievement of certain FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives and financing activities. These performance based options have a term of 10 years from date of grant and an exercise price range of $0.26 to $0.80.Of these 735,000 performance based options, 235,000 options relate to the achievement of certain FDA-related milestones for which an estimated expense of $37,000 was recorded in research and development in the prior year and 500,000 are related to current year performance-based criteria. At September 30, 2008, we determined that a portion of these performance-based options will likely vest and have, therefore, recorded an estimated $29,000 in research and development expense, $60,000 in general and administrative expense and $31,000 in sales and marketing expense associated with such options. At each reporting period, we will re-evaluate the probability that the contingency will be resolved and adjust the fair value charge accordingly.

F)           Acquired Technology

In March 2003, we purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted common stock of the Company.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation.  In connection with this transaction, we recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee.  A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by the Company based on such technology, as well as potential technology obsolescence over time. For the nine month periods ended September 30, 2007 and 2008, the Company recorded amortization of $51,000 and $21,000, respectively in research and development relating to these assets. As of September 30, 2008, these assets have been fully amortized.

G)           Note Payable - Insurance

In March 2008, we entered into two short term financing agreements for our product liability and directors and officers liability insurance premiums, payable in monthly installments including interest of $9,800 and $7,900, respectively. The monthly installments are due through December, 2008 and January, 2009, respectively and carry interest of 4% and 3.8% per annum, respectively.

H)           Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 25,442,000 potential common shares issuable from the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)           Exercise of Options

For the nine month period ended September 30, 2008, the Company received proceeds of approximately $148,000 from the exercise of options to purchase 1,125,000 shares of the Company’s common stock.

J)           Common Stock

On September 30, 2008, we raised $4,000,000 in gross proceeds from the sale of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.40 per unit.  The warrants are exercisable for shares at a price of $.50 per share, and are scheduled to expire on September 30, 2011.

In connection with the financing, we paid a placement agent a commission of $280,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 700,000 shares of common stock, representing 7% of the number of shares sold in the financing. The agent warrants are identical to the investor warrants, except that the agent warrants expire on September 30, 2012. We also reimbursed the agent for certain financing-related expenses totaling $36,000 including legal fees. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent.

K)           Newly Adopted Accounting Pronouncements

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of September 30, 2008, we have not elected to use the fair value option allowed by SFAS 159.  Management has determined that the adoption of SFAS 159 did not have a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on our financial position and results of operations.

L)           Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. The adoption of SFAS No. 160 should have no impact on our financial position and results of operations.

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

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 should not have a material impact on our financial statements.

M)           Income Taxes

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 2004–2007 remain open to examination by the major taxing jurisdictions to which we are subject.

N)           Reversal of Liabilities

For the nine month period ended September 30, 2008, we reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and there has been no communication with the parties regarding these transactions since that time. Accordingly, based on advice of legal counsel, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

O)           Revenue Recognition Policy

We recognize revenue when the amounts become fixed and determinable, when product is shipped to customers and collectibility is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.  All sales were outside the United States of America.

P)           Cost of Goods Sold

    The initial quantities of finished goods sold did not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods.  As of September 30, 2008, the finished goods inventory produced from this raw material was fully depleted.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials of $12,000 and $3,000 had been included in finished goods inventory for the nine months ended September 30, 2007 and 2008 (in thousands), respectively:

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2008
Reported Net Sales	$93	100%	$123	100%
Pro forma COGS	29	31%	74	60%
Pro forma Gross Profit	$64	69%	$49	40%

Included in the COGS at September 30, 2008 is the cost to maintain a reserve for slow moving and obsolete inventory in the amount of $33,000 for on-hand finished goods inventory which is within six months of the expiration date and $12,000 of costs for the resin copolymer.

Q)          Retirement Plan

In March 2007, we adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. We are obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the nine months ended September 30, 2007 and 2008, we made matching contributions to the plan in the amount of $15,000 and $17,000, respectively.

R)          Shareholders Rights Plan

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

S)          Subsequent Events

On October 1, 2008, we entered into a new employment agreement with Mr. Robert Hickey, our President, CEO and CFO. The principal changes effected by the new employment agreement are (i) setting the initial term to expire in four years (the prior agreement was scheduled to expire after three years in May 2009), (ii) inclusion of a requirement to set annual performance and bonus criteria in advance (which is consistent with past compensation practice), (iii) removal of automatic cost-of-living salary increases, (iv) changes to clarify that the retention of Dr. Franklin and his associated responsibilities will not provide grounds for Mr. Hickey to terminate the agreement on account of “good reason” and thereby entitle him to severance and (v) changes to the definition of “good reason” termination to comply with Section 409A of the Internal Revenue Code and regulations promulgated thereunder.

On October 1, 2008, we entered into a consulting agreement with Richard L. Franklin, MD, our Chairman of the Board, under which we retained Dr. Franklin to serve in the newly created executive officer role of Executive Chairman. Among Dr. Franklin’s responsibilities will be working with the Board of Directors and the President and Chief Executive Officer in connection with (i) the overall leadership and strategic direction of the Company, (ii) providing guidance and support to senior management of the Company, (iii) the coordination of the activities of the Board of Directors and (iv) communication with shareholders and other important constituencies. The agreement is scheduled to expire on December 31, 2009, subject to automatic renewal for successive one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property. In consideration for his services, we have agreed to pay Dr. Franklin $100,000 per year and have granted Dr. Franklin a ten-year option to purchase 750,000 shares of our common stock. This option was for non-qualified stock options granted from our 2006 stock option plan. The option is exercisable as to 125,000 shares at $.40/share, 125,000 shares at $.60/share, 250,000 shares at $.80/share and 250,000 shares at $1.00/share, provided that vesting of the $.40 and $.60 installments is subject to the 30-day average stock price achieving a $.60 level by October 1, 2009 and vesting of the remaining two installments is subject to the stock price achieving a $1.00 30-day average level by October 1, 2010. In his capacity as a director, Dr. Franklin will also continue to be eligible for cash compensation (but not equity-based compensation) paid to members of the Board of Directors in their capacity as such.

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

In September 2007, a Circulatory System Devices Advisory Panel of the FDA recommended approval of REPEL-CV Adhesion Barrier for use in pediatric patients (21 and younger) who are likely to need secondary open heart surgery. The Panel also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients.  In November 2007, we received an “Approvable Letter” from the FDA stating that REPEL-CV would be approved subject to completion and satisfactory review by the FDA of the results of its field inspections of the contract manufacturing sites used in the production of REPEL-CV.  In January 2008, we received a request from the FDA for additional information pertaining to certain aspects of the manufacturing and sterilization processes for REPEL-CV.  We have responded to the inquiries and are maintaining a dialogue with the FDA which we are hopeful will lead to approval of the PMA application for the pediatric indication, as well as clarification of the additional data requirements to support approval of a PMA application for use in adults. The timing and scope of any FDA approval of the PMA application, as well as the nature and extent of additional data required to expand any approved indication, remain uncertain. Subject to obtaining FDA marketing approval, we intend to market and sell REPEL-CV in the United States through a field sales effort comprised of both our own sales representatives complemented by independent sales representatives.

In February 2008, we received a Warning Letter from the FDA identifying certain protocol violations observed during the REPEL-CV pivotal clinical trial; we have submitted to the FDA the corrective actions taken to avoid reoccurrence in future clinical studies.

In June 2008, we were notified by the FDA of their intent to conduct follow-up field inspections at our headquarters and one contract manufacturing site. The inspection at our headquarters was conducted in July and the inspection at our contract manufacturing site was conducted in September.  Approval of the PMA application, whether limited to the pediatric indication or otherwise, is contingent on the FDA’s satisfaction with the results of these inspections. As of the date of this filing, we have not received any reports from the FDA or additional requests for information regarding the inspections.

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

Results of Operations

Revenue for the three and nine months ended September 30, 2008 was $44,000 and $123,000, respectively, compared to $9,000 and $93,000 for the comparable prior year periods, an increase of 389% or $35,000 for the three month period and an increase of 32% or $30,000 for the nine month period. Revenue is attributable to product sales of REPEL-CV in the European Union and in other international markets. The increase in revenue for the three month period is mainly attributable to higher sales volume from existing European distributors and from initial stocking orders from new international distributors. The increase in revenue for the nine month period is primarily attributable to higher sales volume resulting from both existing distributors and from initial stocking orders from new international distributors.  If and when the FDA approves the PMA application for the Advisory Panel-recommended indication for use in pediatric patients who are likely to need secondary open heart surgery, we anticipate achieving increased revenue in future periods, although, given the more limited market, at lower levels than had the approval included use in the larger adult population.

Cost of goods sold was $13,000 and $71,000 for the three and nine months ended September 30, 2008, respectively, compared to $1,000 and $17,000 for the comparable prior year period, an increase of 1,200% or $12,000 for the three month period and an increase of 318% or $54,000 for the nine month period. The increase in cost of goods sold for the three month period is mainly attributable to an increase in sales volume.  The increase in cost of goods sold for the nine month period is mainly attributable to an increase in the reserve for slow moving and obsolete inventory of $33,000 and increased raw material costs of $12,000 which were not included in cost of goods sold in the prior year. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The raw material cost of the copolymer resin from which REPEL-CV is produced had not previously been included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in the prior year. Had this cost been included, cost of goods sold would have increased by $3,000 for the nine months ended September 30, 2008, and by $1,000 and $12,000 for the three months and nine months ended September 30, 2007, respectively. Costs of goods sold in future periods will include the raw material cost of the copolymer resin, as the amount previously expensed as research and development expense has been fully depleted. (See Note P of Notes to Condensed Financial Statements.)

We incurred research and development expenses of $316,000 and $1,165,000 for the three months and nine months ended September 30, 2008, respectively, compared to $643,000 and $1,807,000 for the comparable prior year periods, a decrease of 51% or $327,000 for the three month period and a decrease of 36% or $642,000 for the nine month period. The decrease for the three month period is primarily attributable to a reduction of $120,000 in regulatory costs, a decrease in stock-based compensation expense of $122,000 and lower new product development costs of $106,000. The decrease for the nine month period is primarily attributable to a reduction of $339,000 in regulatory costs and a decrease in stock-based compensation expense of $316,000. We anticipate that research and development expenses will increase as we pursue a post approval safety study in pediatric patients, subject to FDA approval of the PMA application, and fund new product development programs.

General and administrative expenses totaled $408,000 and $1,461,000 for the three months and nine months ended September 30, 2008, respectively, compared to $397,000 and $1,825,000 for the comparable prior year periods, an increase of 3% or $11,000 for the three month period and a decrease of 20% or $364,000 for the nine month period. The increase for the three month period is primarily attributable to increases totaling $39,000 associated with the establishment of a reserve for doubtful accounts and higher legal and insurance expenses partially offset by lower investor relations expenses of $29,000. The decrease for the nine month period is primarily attributable to lower stock-based compensation expense of $329,000 and lower investor relations expenses of $95,000 partially offset by an increase in compensation expense of $66,000.

We incurred sales and marketing expenses of $344,000 and $975,000 for the three months and nine months ended September 30, 2008, respectively, compared to $298,000 and $691,000 for the comparable prior year periods, an increase of 15% or $46,000 for the three month period and an increase of 41% or $284,000 for the nine month period. The increase for the three month period is primarily attributable to an increase in stock-based compensation expense of $41,000. The increase for the nine month period is primarily attributable to increases in compensation expense of $153,000, stock-based compensation of $35,000 and consulting costs of $74,000 associated with marketing REPEL-CV in the European Union. The increase in compensation expense is primarily attributable to the hiring of our Vice President of Sales in May 2007.  We anticipate continued increases in sales and marketing expenses as we prepare for the US launch of REPEL-CV and pursue international sales growth. The timing and rate of these increases will depend in part on a number of factors associated with the FDA approval process.

Interest income totaled $1,000 and $20,000 for the three months and nine months ended September 30, 2008, respectively, compared to $24,000 and $75,000 for the comparable prior year periods, a decrease of 96% or $23,000 for the three month period and a decrease of 73% or $55,000 for the nine month period.  The decreases are primarily attributable to lower average cash balances and lower interest rates.

Interest expense totaled $1,000 and $2,000 for the three months and nine months ended September 30, 2008, respectively, compared to $1,000 for the nine months ended September 30, 2007. No interest expense was incurred for the three months ended September 30, 2007.

We realized other income from the reversal of liabilities of $5,000 for the nine months ended September 30, 2008, compared to $44,000 for the comparable prior year period, a decrease of 90% or $39,000. The reversal of liabilities in both years related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of the remaining liabilities in the foreseeable future.

Our net loss was $1,037,000 and $3,526,000 for the three months and nine months ended September 30, 2008, respectively, compared to $1,306,000 and $4,129,000 for the comparable prior year periods, a decrease of 21% or $269,000 for the three month period and a decrease of 15% or $603,000 for the nine month period. The decreases are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2008 we had cash and cash equivalents of $3,683,000, compared to $3,507,000 at September 30, 2007.  The primary use of these funds is for research and development expenditures related to anti-adhesion products and other surgical implants, general and administrative expenses and sales and marketing expenses for the commercialization of REPEL-CV.

At September 30, 2008, we had working capital of $3,664,000, compared to $3,201,000 at September 30, 2007.

Net cash used in operating activities was $3,140,000 for the nine months ended September 30, 2008, compared to $3,069,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $3,526,000, increases totaling $160,000 in inventory and accounts receivable, decreases totaling $169,000 in accounts payable and accrued expenses and a decrease of $23,000 in prepaid expenses, partially offset by the impact of $692,000 in stock-based compensation and other non-cash expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $4,129,000, a decrease in accrued expenses of $208,000 and increases totaling $167,000 in accounts receivable, inventory, reversal of liabilities, an increase in accounts payable of $86,000 partially offset by the impact in non-cash expenses totaling $1,333,000, mainly comprised of stock-based compensation expenses of $1,240,000.

Net cash used in investing activities was $16,000 for the nine months ended September 30, 2007; there was no comparable figure for the current year period. Net cash used in investing activities was associated with the acquisition of computer equipment and office furniture in the prior year period.

Net cash provided from financing activities for the nine months ended September 30, 2008 was $3,832,000, compared to $2,870,000 for the comparable prior year period. The current year amount was comprised of $3,648,000 of net proceeds from the sale of common stock and $148,000 from the exercise of stock options; the prior year amount was comprised of $2,726,000 of net proceeds from the sale of common stock, $214,000 from the exercise of stock options and warrants offset by the repayment of a $70,000 convertible promissory note that matured in February 2007.

The supplementary disclosure of non-cash financing activities for the nine months ended September 30, 2008, of $60,000 in note payable - insurance, is for the financing of our product liability and directors and officers liability insurance premiums; there was no comparable figure for the prior year period. (See Note G of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of September 30, 2008 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation.  As a result, we anticipate seeking to raise additional capital.  Additional capital may not be available on acceptable terms or at all.  Equity financings may be dilutive to existing stockholders.  If we are unable to obtain sufficient capital as and when needed, which will likely depend in part on the success of our efforts to obtain FDA approval of the REPEL-CV PMA application, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Under these circumstances we may be unable to continue as a going concern.

As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2007 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of September 30, 2008, we had employment agreements with five individuals that expire as follows: two in September 2009, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $666,000 at September 30, 2008. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the chief executive officer and chief financial officer who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risk.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 6.   Exhibits

10.1          Consulting Agreement effective October 1, 2008 between SyntheMed, Inc. and Richard L. Franklin.

10.2          Employment Agreement effective October 1, 2008 between SyntheMed, Inc. and Robert P. Hickey.

10.3          Consulting Agreement effective October 1, 2008 between SyntheMed, Inc. and Gere S. diZerega.

10.4	Form of Subscription Agreement for investors in the September 2008 unit placement (including form of investor warrant), pursuant to which an aggregate of 10,000,000 units were sold.

10.5	Agency Agreement dated September 30, 3008 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent.

10.6	Form of broker warrant issued for 700,000 shares to the placement agent in connection with the September 2008 placement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:   /s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
Date:  November 13, 2008

EXHIBIT INDEX

ITEM

10.1           Consulting Agreement effective October 1, 2008 between SyntheMed, Inc. and Richard L. Franklin.

10.2           Employment Agreement effective October 1, 2008 between SyntheMed, Inc. and Robert P. Hickey.

10.3           Consulting Agreement effective October 1, 2008 between SyntheMed, Inc. and Gere S. diZerega.

10.4	Form of Subscription Agreement for investors in the September 2008 unit placement (including form of investor warrant), pursuant to which an aggregate of 10,000,000 units were sold.

10.5	Agency Agreement dated September 30, 3008 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent.

10.6	Form of broker warrant issued for 700,000 shares to the placement agent in connection with the September 2008 placement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.