Form 10-K
period 2008-12-31
SyntheMed, Inc.
filed 2009-03-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 0-20580

SYNTHEMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Middlesex Essex Turnpike, Suite 210	08830
Iselin, New Jersey	(Zip Code)
(Address of principal executive offices)

(732) 404-1117
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK--PAR VALUE $.001 PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐     Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $31,200,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2008.

At February 28, 2009, 99,028,858 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

SyntheMed, Inc.

PART I
Item 1.   Business.

General

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our commercialization efforts are currently focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

In March 2009, the US Food and Drug Administration (“FDA”) issued the Premarket Approval (“PMA”) for REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation, in September 2007, of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we plan to conduct a post-approval safety study in pediatric patients.  We are in continuing discussion with the FDA to define the additional data necessary to support approval of an expanded adult indication.  Establishment of these additional data requirements remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such additional data requirements.

In the United States, we intend to market REPEL-CV through a direct sales force comprised of both company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network. In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery, and have begun marketing the product in Canada through an independent distributor.

In November 2008, we received 510(k) clearance to market from the FDA for SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are currently in discussions with prospective marketing/distribution partners who focus on the ear, nose and throat (“ENT”) surgical market.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications.  Examples include the reduction of adhesions in the pelvic cavity following gynecologic surgery and the reduction of peridural adhesions in spine surgery.

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

Adhesion formation after open-heart surgical procedures is a significant complication at the point of performing a secondary procedure.  We estimate that secondary procedures (re-do’s) account for 15-20% of the approximately 425,000 open-heart surgeries performed annually in the United States.  Extensive adhesions form between the surface of the heart (epicardium) and the inner surface of the sternum after virtually every open-heart surgical procedure.  These adhesions make opening the sternum and accessing the heart a time consuming and dangerous process in the secondary procedure.  There are no FDA approved products currently available to the cardiovascular surgeon to address post-operative adhesion formation.

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

Products and Proposed Products

REPEL-CV® Adhesion Barrier

 REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure to reduce the formation of post-operative adhesions (scar tissue).  The significant trauma, bleeding and fluid accumulation in the pericardial cavity during an open heart surgical procedure invariably results in the formation of dense, vascularized adhesions which cause the heart to become attached to the inner surface of the sternum as well as to other vascular structures and organs adjacent to the heart.  These adhesions evolve over time from the initial bridging of fibrin in the form of clots which form from the residual blood present upon the completion of the reconstructive surgical procedure on the heart.  By placing REPEL-CV over the heart, the bridging of the fibrin is blocked and thus the severity of these adhesions is reduced.  The use of REPEL-CV may benefit any patient who could be considered a candidate for subsequent open heart surgery.  We estimate that approximately 15-20% of the total open heart surgical procedures performed in the United States involve patients who have had prior open heart surgery and this percentage is expected to increase as the population ages and life expectancy continues to increase.  The presence of adhesions at the point of reoperation represents a significant complication which increases the risk to the patient and the cost of the procedure.  REPEL-CV is the first product approved by the FDA to address this surgical complication.

Pivotal Trial

In September 2006, we reported positive efficacy results from the multi-center, randomized, masked pivotal clinical trial of REPEL-CV in neonatal patients who underwent staged, open-heart surgical procedures.  The results of the pivotal trial demonstrated that the primary clinical endpoint, based on the level of reduction in the mean extent of adhesions between the REPEL-CV treated patients and the control patients, was achieved.  The pivotal trial was conducted at 15 pediatric cardiac surgery centers throughout the United States, and enrolled 144 neonatal patients who had undergone staged, open-heart surgical procedures. In this trial, surgeons used a four point grading system to determine the extent and severity of adhesions in the patients.  Over 70% of the REPEL-CV treated patients were completely free of clinically-significant adhesions, the most severe grade of adhesions measured, as compared to less than 30% in the control patients, with a p value < 0.0001.  In the primary clinical endpoint assessment, the mean extent of clinically-significant adhesions in the control patients was 2.5 times greater than in the REPEL-CV patients, with a p value = 0.0005.  The results of this trial were summarized in an article published in the August 2008 edition of The Annals of Thoracic Surgery.

European Clinical Study

In June 2006, we announced the successful completion of a multi-center clinical study for REPEL-CV involving several leading cardiac surgery centers in Europe.  At the point of the second surgical procedure, 13 of the 15 patients in the study were free of clinically-significant adhesions representing a significant improvement over the typical experience among patients who have undergone secondary open heart procedures. The results of this study were summarized in an article published in the March 2007 edition of the Expert Review of Medical Devices.

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

Regulatory

In March 2009, the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we plan to conduct a post-approval safety study in pediatric patients.  We are in continuing discussion with the FDA to define the additional data necessary to support an expanded adult indication.  Establishment of these additional data requirements remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such additional data requirements.

In August 2006, we received CE Mark approval for use of REPEL-CV to reduce the incidence, severity and extent of post-operative adhesion formation in both adult and pediatric patients undergoing cardiac surgery.

 In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery.

Other Film-Based Product Opportunities

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or help to avoid post-operative complications.  For example, in November 2008 we received 510(k) clearance to market from the FDA for SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space occupying stent in nasal and sinus surgical procedures. There are approximately two million surgical procedures performed in the United States each year involving the sinuses.  Invariably, as a result of the trauma and bleeding which occurs during these procedures, the sinus passages become blocked resulting in the need for a subsequent surgical procedure to clear the blockage.  Surgeons will often use silicone and other non-resorbable tubes to maintain clear openings of the sinus passages during the post-operative healing period; however, these tubes must be removed which unavoidably causes additional trauma and bleeding.  We plan to initiate a clinical study to evaluate the use of SinusShield in coil form to perform the same post-operative task as the silicone tubing but without the need to subsequently remove the material.

We are assessing the potential application of our polymer film in the pelvic cavity where the formation of post-operative adhesions following gynecologic surgery causes various clinical complications including infertility, chronic pain and small bowel obstruction. Various compositions of our polymer film technology have previously been successfully evaluated in preclinical adhesion models.  We are currently conducting similar studies on the current generation film which has proven, in clinical trials, to reduce adhesions in the pericardial cavity. Another potential application is in spine surgery where the trauma and bleeding during the surgical procedure can result in the spinal nerves becoming tethered to the adjacent structures through the formation of post-operative adhesions resulting in chronic pain and restricted mobility.  We have initiated preclinical studies to determine whether our polymer film reduces the extent and severity of peridural adhesions.   We are assessing the requirements for both obtaining CE Mark approval for our polymer film in these indications as well as receiving FDA approvals to initiate clinical trials.  The initiation of one or more US clinical trials would be contingent on obtaining additional financing.

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

In previous preclinical studies, a number of formulations of these instillate materials had been evaluated.   In addition to being determined as safe and biocompatible, these materials appeared to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these preclinical studies.  Although progress with these preclinical studies was made during 2007, this development program has been placed on hold pending resolution of the REPEL-CV PMA application and the raise of additional financing.

RELIEVE

Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery.  The RELIEVE category of viscous gel products has been under development through preclinical studies.  Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery.  We are attempting to exploit our proprietary bioresorbable reverse thermal gel polymer technology in the development of viscous gels for these indications.  The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the higher temperature of internal tissue surfaces.  This development program has been placed on hold pending resolution of the REPEL-CV PMA application and the raise of additional financing.

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

 We incurred expenses of $1,609,000 in 2008 and $2,180,000 in 2007 on company-sponsored research and development activities. Our research and development activities are currently conducted through arrangements with various consultants, companies and institutions in the United States, Europe and Israel.

 Yissum Agreement

Our principal polymer technology was developed at the Hebrew University of Jerusalem. We entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated June 14, 1991, as amended (the “Yissum Agreement”), pursuant to which we agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum assigned to us the worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by us, except as set forth below. We are permitted to grant sublicenses to our polymer technology upon certain terms and conditions.

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

 The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach the Yissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit us additional time to achieve minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, we have paid Yissum an aggregate of $700,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2008.  We have recently negotiated a similar amendment whereby our rights are preserved through the end of 2011 through the payment, if necessary, of annual minimum royalties of $200,000 for performance year 2009 and $250,000 for performance year 2010.  Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above.  We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to us will revert in full to Yissum.

Phairson Technology

In March 2003, we completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, “Phairson”), in exchange for the issuance of 6,895,561 shares of our Common Stock.  The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation that provide us a second platform technology for future product development.  We also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell.  Under these agreements, we are required to pay royalties of no more than 1.1% of net sales of products incorporating the technology.  If we fail to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, we are obligated to negotiate a return of the technology to the university.  Management believes that our development efforts to date have met the requirements of the agreement.  This acquisition further enhanced our broad-based, proprietary technology platform from which post-operative adhesion prevention products may be derived.  In connection with the acquisition, we granted an option, exercisable for seven years, to purchase up to 100,000 shares of Common Stock at $.09 per share to Dr. Gere S. diZerega, who has served as a medical consultant to both companies and who assisted in identifying the acquisition opportunity.  Dr. diZerega had previously served as a director of our Company and is currently serving in a consulting capacity as our Medical Director.

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

The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, GMPs, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as guidelines and post-market surveillance. Class III devices, which are typically invasive or life-sustaining products, or new products never before marketed, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. REPEL-CV and other products currently under development, with the exception of SinusShield, as anti-adhesion products utilizing our polymer technology are classified as Class III devices, requiring a PreMarket Approval (“PMA”) application review process prior to commercial distribution in the United States.  In surgical applications where the use of our materials does not involve surgical implantation, such as the use of SinusShield in ENT surgery, we have been able to obtain FDA clearance to market through the 510(k) pre-market notification process.

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

Foreign Regulation

Sales of devices, new drugs and biologic products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a device, new drug or biologic product by a comparable regulatory authority of a foreign country must generally be obtained prior to the initiation of marketing in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval and is, in some countries, predicated on the product having been approved by the FDA.

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

 We are pursuing a reimbursement strategy to support the sale of REPEL-CV in the United States.  We have identified an ICD-9-CM reimbursement code which hospitals can use, which may result in the receipt of additional reimbursement for the use of REPEL-CV in open heart surgical procedures once a pattern of product usage has been established.

 Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to the surgeons’ request for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product.  In some international markets, the use of new products may be delayed until the product is included in a government or hospital-based tender under which the hospital can apply for reimbursement.  The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

We are actively pursuing listing of REPEL-CV on formulary in the United Kingdom, France and Belgium which would allow for specific reimbursement in public hospitals.  We are also supporting newly-appointed distributors in Brazil, Columbia, Uruguay, Russia and Australia in obtaining registration to market and, in some instances, government reimbursement approval.

Patents and Proprietary Rights

        In connection with the polymer technology relating to the Yissum Agreement, we currently hold seven United States patents, two European patents and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds.  Among the claims referenced in our patents are claims pertaining to:

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

These issued patents are scheduled to expire on various dates from July 2016 through September 2020.  In addition, there are a number of patent applications in various stages of prosecution.   The expiration date of the first patent relevant to REPEL-CV and other bioresorbable polymer products under development is in 2016.  The U.S. patent terms may be extended for a maximum of five years, depending upon the circumstances associated with regulatory approval. Only one patent which covers a marketed product may be term extended. If a patent expires before a product covered by such patent is marketed, patent term extension does not apply.

 In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

Competition

Our adhesion prevention products are expected to compete with various currently marketed products such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, Adhibit®, a product of Angiotech Pharmaceuticals, Inc., CardioWrap®, a product of Mast Surgical, Adept®, a product of ML Labs Ltd. and Preclude®, a product of WL Gore.  Several other companies including, Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Covidien, Wright Medical, Inc and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions.   The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration.  Our products are being positioned to compete in market segments where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.

Our lead product, REPEL-CV, is currently being sold in the European Union and certain Southeast Asian markets where several of the above-mentioned products are approved for the same indication. These competitive products are not supported by controlled clinical studies of the type that have been conducted for REPEL-CV through the FDA regulatory process, which, we believe, has contributed to their achieving very limited use.  In the United States, although there are currently no anti-adhesion products approved by the FDA for use in open heart surgery, products like CardioWrap and Preclude are being used off label to reduce adhesions particularly in staged procedures performed on neonatal patients.

Manufacturing

 We do not have our own manufacturing facilities and do not currently intend to undertake the direct manufacture of our products. REPEL-CV is manufactured by a series of three independent contract manufacturers with whom we have established validated manufacturing procedures and formal supply agreements for the production of the polymer resin, polymer sheet stock and finished product, respectively. The contract manufacturers are responsible to procure, test and inspect all component materials used in the production of our products. The contract manufacturers rely on various sources, approved by us, for the raw materials and components. We believe that alternative sources for these raw materials and components are available. We seek to ensure that our products are manufactured in compliance with regulatory requirements and internally-established specifications. We utilize independent testing facilities to evaluate products produced by the manufacturers for quality assurance purposes. We believe we currently have sufficient manufacturing capacity to allow for production of REPEL-CV in quantities sufficient to support anticipated commercial needs.

 Ongoing monitoring of the contract manufacturers’ performance is an integral part of our quality system.  This includes active participation during production and scheduled on-site audits of all elements of vendor quality controls. In August 2006, in connection with obtaining CE Mark approval for REPEL-CV, we received certification of our quality management system to ISO 13485:2003.

Marketing and Sales

We plan to market REPEL-CV in the United States through a direct sales effort comprised of both our own sales representatives complemented by independent sales representatives.  All of the field sales personnel are expected to have experience selling cardiac device products into hospitals and will focus their efforts on promoting the features and benefits of REPEL-CV to both cardiovascular surgeons as well as the administrative customers.  Consistent with the FDA approval for the pediatric indication, the initial sales emphasis will be targeted at pediatric surgical centers as well as major hospitals where both pediatric and adult cardiothoracic surgical procedures are performed.

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

A multi-faceted advertising and sales promotion program has been developed to support the field sales efforts.  REPEL-CV is the first and only product with FDA approval for the reduction in the severity of adhesions in pediatric patients who are likely to require reoperation via sternotomy.  Our sales efforts are intended to address this unmet clinical need and capitalize on this exclusive market opportunity.

In September 2006, we launched REPEL-CV for sale in certain EU countries and several Southeast Asian markets through a network of independent distributors, all of whom are experienced at selling devices and medical equipment to cardiac surgeons.  We are continuing to upgrade our existing distribution relationships as needed to increase the penetration of these markets.   We are also supporting newly-appointed distributors in Brazil, Columbia, Uruguay, Russia and Australia in obtaining registration to market and, in some instances, government reimbursement approval.

 Now that we have obtained FDA approval, we intend to pursue regulatory approval and registration in other countries, such as Japan, South Korea and China, where local regulatory approval is conditioned in part upon US regulatory approval.  We are currently in discussion with prospective distributor partners in many of these markets.

With respect to SinusShield, we are currently in discussions with prospective marketing/distribution partners who focus on the ear, nose and throat surgical market.

Human Resources

As of February 2009, we employed five full-time employees, one part-time employee in the United States and one full-time consultant in the United Kingdom. Subject to availability of sufficient financing and FDA approval of the REPEL-CV PMA, we intend to increase the number of full-time employees during 2009 in support of the launch of REPEL-CV in the United States.

Our Executive Officers

The Company's executive officers are as follows:

Name	Age	Posititons with the Company

Richard L. Franklin, MD	63	Executive Chairman and Chairman of the Board

Robert P. Hickey	63	President, CEO & CFO

Eli Pines, Ph.D	63	Vice President and Chief Scientific Officer

Marc Sportsman	54	Vice President of Sales

Richard L. Franklin has served in a consulting capacity as our Executive Chairman since October 2008, as Chairman of the Board of Directors since June 2003 and as a director since December 2000.  Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company.  From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company.  From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry.  From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.

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

Consultants and Advisors

We utilize various consultants and advisors for research, development and testing of our technologies and products. We periodically confer with such consultants and advisors as necessary to discuss research, development and testing strategies and specific details of certain projects. Certain of the listed consultants and advisors have entered into agreements specifying the terms and scope of their individual advisory relationship with us. Compensation to consultants may take the form of cash, equity-based payments and royalties in respect to covered products.  We do not believe that termination of any individual consulting or advisory agreement would materially affect our business. None of the consultants or advisors are employed by us and, therefore, may have commitments to, or consulting or advisory contracts with, other entities which may compete with their obligations to us.  Our consultants and advisors are as follows:

Daniel Cohn, Ph.D.
Dr. Daniel Cohn is Professor of Biomaterials Science and Head of the Biomedical Polymers Research Group, Casali Institute of Applied Chemistry, Hebrew University, Jerusalem, Israel. Dr. Cohn's main areas of research are biomedical resorbable polymers, surface tailoring of polymeric biomaterials, biomedical composites and the development of polymeric scaffolds for tissue engineering. Dr. Cohn developed our principal polymer technology.

Michael P. Diamond, M.D.
Dr. Michael P. Diamond, since 1994, has served as Professor of Obstetrics and Gynecology at Wayne State University in Detroit, Michigan, and Director of the Division of Reproductive Endocrinology and Infertility. Dr. Diamond is a Board-certified Obstetrician/Gynecologist with a sub-specialization in Reproductive Endocrinology and Infertility. He has long-standing involvement in animal and clinical trials assessing postoperative adhesion development.

Gere S. diZerega, M.D.
Dr. Gere S. diZerega is Professor, Department of Obstetrics and Gynecology at Women’s’ Hospital, University of Southern California Medical Center.  Dr. diZerega’s areas of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.  Since October 2008, Dr. diZerega has served as our Medical Director on a part-time consulting basis.

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

Eric A. Rose, M.D.	Dr. Eric A. Rose is Chairman, Department of Health Policy and Associate Director for Clinical Outcomes at Mount Sinai Heart, New York.

Samuel Weinstein, M.D.
Dr. Samuel Weinstein is Director, Pediatric Cardiothoracic Surgery at The Children’s Hospital of Montefiore Medical Center, New York. His research interests include hypoplastic left heart syndrome, Marfan’s disease and cryoablation in Fontan revision procedures.

Item 1A.   Risks Factors.

We Have a History of Operating Losses and May Never Achieve Profitability

We have incurred significant net losses since inception. We had net losses of $4,623,000 in 2007 and $4,404,000 in 2008. At December 31, 2008, we had an accumulated deficit of $57,172,000. Our lead product, REPEL-CV, has recently been approved for sale in the United States for a limited pediatric indication and, to date, has generated limited revenue in international markets. We expect to incur additional losses in connection with our research and development activities, as well as our efforts to commercialize REPEL-CV. Our ability to achieve profitability is dependent on obtaining FDA approval to market REPEL-CV for the expanded adult indication, and successfully commercializing REPEL-CV, in the United States and on developing, manufacturing and marketing other product candidates.  Accordingly, the extent of future losses and our ability to achieve profitability is uncertain. We may never achieve or sustain a profitable level of operations.

We Are Substantially Dependent on REPEL-CV to Generate Revenue

               Our near term commercial success is heavily dependent on REPEL-CV.  All of our products and product candidates require regulatory approval prior to commercial use, and many of our product candidates will require significant further research, development and testing, including potentially extensive clinical testing, prior to regulatory approval and commercial use. Sale of REPEL-CV in the United States is contingent upon our ability to generate sufficient interest, on the part of cardiac surgeons and hospital management, in the use of an anti-adhesion product which is additive in cost to the surgical procedure. Although REPEL-CV has been on the market in certain EU and Southeast Asian countries for approximately two years, we have not achieved significant levels of overseas sales. Our ability to generate meaningful revenue from REPEL-CV will be dependent on a variety of factors, many of which are beyond our control.  These include:

•           Obtaining expanded FDA and foreign regulatory approvals;

            •           Maintaining satisfactory manufacturing, marketing and distribution arrangements;

•           Degree of market acceptance;

•           Level of reimbursement by government and third party payers; and

•           Competition.

Our failure to adequately address these risks will adversely affect our ability to generate revenue.

Risk that Technologies or Proposed Products Will Never Be Successfully Developed

Certain aspects of our polymer technology and our proposed products are still under development and are subject to the risks of failure inherent in the development of new technologies and products based on new technologies. Proposed products will require significant further research, development and testing, including extensive clinical testing and regulatory approval, prior to commercial use. No assurance can be given that such proposed products will prove to be safe, efficacious and non-toxic, receive requisite regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufacturable on a large scale, be economical to market, be accepted by the marketplace, or generate sufficient revenues to support future research and development programs.

If we fail to obtain and maintain the regulatory approvals or clearances necessary to make or sell our products, sales could be delayed or never realized

The jurisdictions in which we market and plan to market REPEL-CV regulate this product as a medical device, and we anticipate that many if not all of our other products and product candidates would be similarly regulated. In most circumstances, we, as well as our manufacturers, distributors and agents, must obtain regulatory clearances, approvals and certifications and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory clearances, approvals and certifications necessary to make or market our products in our targeted markets. Moreover, regulatory clearances, approvals and certifications that are obtained may involve significant restrictions on the applications for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory clearances, approvals and certifications. If we do not obtain or maintain regulatory clearances, approvals and certifications to enable us to make or market our products in the United States or elsewhere, or if the clearances, approvals and certifications are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we intend to market our products are summarized below.

United States

           Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. In March 2007, the FDA accepted for review our PMA application to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures.  In March 2009, the FDA approved REPEL-CV Adhesion Barrier for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we plan to conduct a post-approval safety study in pediatric patients.  We are in continuing discussion with the FDA to define the additional data necessary to support an expanded adult indication.  Establishment of these additional data requirements remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such additional data requirements.

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

European Union and Other International Markets

General. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States is subject to regulatory approvals or clearances in those jurisdictions. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. To date, REPEL-CV has received approval for marketing in a limited number of international markets.  The approval or clearance by foreign government authorities is uncertain and can be expensive. Our ability to market our products and product candidates could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

Requirement of CE Mark Certification in the European Union. To market a product in the European Union, we must be entitled to affix a CE Mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. A CE Mark enables us to market a product in all of the countries of the European Union, as well as in other countries, such as Switzerland and Israel, that have adopted the European Union's regulatory standards. In August 2006 we received a CE Mark certification for the use of REPEL-CV in cardiac surgeries. There can be no assurance that we will receive CE Certification for any indication other than cardiac surgeries or that we will receive CE Mark certifications for any of our other product candidates.

We Will Need Additional Capital to Fund Our Plan of Operations; Going Concern Emphasis in Auditor’s Report

           Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations for the next twelve months. As a result, the report of our independent auditors relating to our 2008 financial statements indicates that there is substantial doubt about our ability to continue as a going concern. We anticipate seeking to raise additional capital, most likely through equity-based financing, in the second half of 2009 to fund our planned operations. We may not be able to obtain financing on acceptable terms or at all. In addition, the terms of any financing may dilute the holdings or adversely affect the rights of our existing stockholders. Insufficient funds may require us to delay, limit or eliminate some or all of our planned activities, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize on our own.

Our Patents and Proprietary Rights May Not Provide Us With Significant Competitive Advantage

Our success will depend in part on our ability to obtain and retain patent protection for our polymer technology and product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. In connection with the polymer technology relating to the Yissum Agreement, we currently hold seven United States patents, two European patents and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds. In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

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

Insufficient Reimbursement From Government and Third Party Health Care Payers Will Negatively Impact Our Ability to Successfully Commercialize REPEL-CV and Our Other Products

Successful commercialization of REPEL-CV and our proposed products may depend in part on the availability of adequate reimbursement from third-party health care payers such as Medicare, Medicaid and private insurance plans. Reimbursement matters include both coverage issues and payment issues. Questions of coverage relate to whether a product will be paid for at all and under what circumstances. Questions of payment relate to the amount of payment. Reimbursement policies vary among payers and may depend on the setting in which a product is used. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Adequate third-party reimbursement may not be available for us to establish and maintain satisfactory price levels. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and payment levels for new therapeutic products. If adequate coverage and payment levels are not provided by government and third-party payers for REPEL-CV and our other products and proposed products, the market acceptance of these products would be adversely affected. Internationally, reimbursement issues vary by country which can influence the pace at which hospitals are willing to respond to surgeons' requests for new products, particularly those that add to the total cost of the surgical procedure rather than substituting for an existing product. In some international markets, the use of new products may be delayed until the product is included in a government tender under which the hospital can apply for reimbursement. The submission and approval of tender applications may only occur on a semi-annual or annual basis depending on the country.

Our Products May Never Achieve a Satisfactory Level of Market Acceptance

Our future growth and profitability will depend, in large part, on the acceptance by the medical community of REPEL-CV and our other products and proposed products. This acceptance will be substantially dependent on educating the medical community as to the full capabilities, distinctive characteristics, perceived benefits and clinical efficacy of the proposed products. It is also important to the commercial success of our products that our independent distributors and agents succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

Our Reliance on Contract Manufacturers and Suppliers and Lack of Manufacturing Experience May Hurt Our Ability to Supply Our Products on a Timely Basis

We do not have our own manufacturing facilities.  We rely on others for clinical and commercial production.  In addition, some raw materials necessary for the commercial manufacturing of our products are produced to distinct specifications and may only be available from a limited number of suppliers. We rely on a series of suppliers in the production of REPEL-CV, each of whom performs a key role in production, and have not yet established supply redundancies. Any delays or failures of the manufacturing or packaging process at any of these suppliers, which to a large extent may be beyond our control, could cause inventory problems or product shortages. To be successful, however, we must be capable of manufacturing or contracting for the manufacture of REPEL-CV and our products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. We may manufacture certain products directly at such time, if ever, that such products are successfully developed. We have no experience with the direct manufacture of these proposed products. The manufacture of these proposed products is complex and difficult, and will require us to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. We may not be able to attract or retain experienced personnel, and we may not be able to obtain the financing necessary, to manufacture these products directly.

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

           In the United States, we intend to rely primarily on our own sales personnel and independent representatives to market and sell REPEL-CV.  The addition of direct sales personnel will increase our operating expenses. Furthermore, we cannot assure that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. To the extent we rely on sales through independent representatives, any revenues we receive will depend primarily on the efforts of these parties. We will not control the amount and timing of marketing resources that these third parties devote to our product.  Competition for qualified sales personnel and representatives with the experience and skills we require is intense.  We may experience difficulty attracting and retaining qualified personnel and representatives to market or sell our products and we may not be able to successfully implement this type of sales and distribution method.

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

Difficulties of Operating in International Markets May Harm Sales of Our Products

           Internationally, REPEL-CV is currently marketed in the EU, certain Southeast Asian countries and Canada. We anticipate that the international nature of our business will subject us and our foreign distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products would be sold. The types of risks that we face in international operations include:

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 28, 2009, we had 99,028,858 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	1,475,000 shares upon exercise of outstanding warrants, exercisable at $0.60 per share and expiring on April 3, 2010;

•	210,000 shares upon exercise of outstanding warrants, exercisable at $1.10 per share and expiring on August 13, 2011;

•	10,000,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2011;

•	700,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2012;

•	14,148,000 shares upon exercise of outstanding options, exercisable at prices ranging from $0.09 to $1.16 per share and expiring from March 21, 2009 to February 6, 2019.

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

Our Shareholder Rights Plan and Provisions in Our Charter and Delaware Law May Deter a Third Party From Seeking to Obtain Control of us or May Affect Your Rights as a Stockholder

           Our Restated Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000 shares of Preferred Stock on terms that may be fixed by our Board of Directors without further stockholder action. The terms of any series of Preferred Stock could adversely affect the rights of holders of the Common Stock. The issuance of Preferred Stock could make the possible takeover of our company more difficult or otherwise dilute the rights of holders of the Common Stock and the market price of the Common Stock. In addition, we may be subject to Delaware General Corporation Law provisions that may have the effect of discouraging persons from pursuing a non-negotiated takeover of our company and preventing certain changes of control.  In addition, we have adopted a shareholder rights plan that imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock on terms not approved by our Board of Directors.

Certain Historical Activities

We are a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd.  We changed our name to Life Medical Sciences, Inc. in June 1992 and to SyntheMed, Inc. in May 2005.  In April 2006, we increased the number of our authorized shares of Common Stock from 100,000,000 to 150,000,000.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2.  Properties.

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

Item 3.  Legal Proceedings.

       Our company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol “SYMD”.  The following sets forth the quarterly high and low bid prices for our Common Stock for the periods presented.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price ($)

	High	Low

Fiscal Year Ended December 31, 2007

First Quarter	1.02	0.70

Second Quarter	1.02	0.80

Third Quarter	1.32	0.68

Fourth Quarter	0.75	0.45

Fiscal Year Ended December 31, 2008

First Quarter	0.60	0.34

Second Quarter	0.66	0.31

Third Quarter	0.46	0.15

Fourth Quarter	0.24	0.04

Approximate Number of Equity Securities Holders

As of February 25, 2009, the number of holders of record of our Common Stock was 303. We believe that there are in excess of 1,300 beneficial holders of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of any cash dividends.

Item 6.    Selected Financial Data.

              Not Applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 6 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing and ability to achieve necessary regulatory approvals and market launch of any of our products or product candidates including REPEL-CV.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other regulatory approvals; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities.  See Item 1A. for a description of these as well as other risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date of this Report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Overview

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our commercialization efforts are currently focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

In March 2009, the US Food and Drug Administration (“FDA”) approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation, in September 2007, of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we plan to conduct a post-approval safety study in pediatric patients.  We are in continuing discussion with the FDA to define the additional data necessary to support approval of an expanded adult indication.  Establishment of these additional data requirements remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such additional data requirements.

In the United States, we intend to market REPEL-CV through a direct sales force comprised of both company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network. In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery, and have begun marketing the product in Canada through an independent distributor.

In November 2008, we received 510(k) clearance to market from the FDA for SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are currently in discussions with prospective marketing/distribution partners who focus on the ear, nose and throat (“ENT”) surgical market.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications.  Examples include the reduction of adhesions in the pelvic cavity following gynecologic surgery and the reduction of peridural adhesions in spine surgery.

              Newly Adopted Accounting Pronouncements

             Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), for assets and liabilities measured at fair value on a recurring basis.  SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy ("valuation hierarchy") for fair value measurements;

•	Requires consideration of the Company's creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

           The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy and the distribution of the company's financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

           Our assets carried at fair value on a recurring basis are our investments in money market accounts.  The cash and cash equivalents have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.

              Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of December 31, 2008, we have not elected to use the fair value option allowed by SFAS 159 and hence, SFAS 159 did not have a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

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

              Recent Accounting Pronouncements

              In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2009 will not have any impact on the Company.

              In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which corresponds to our year beginning January 1, 2009. SFAS 141(R) will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) will have no impact on our financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

              In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. The adoption of SFAS No. 160 will have no impact on our financial position and results of operations although it will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholder’s equity.

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

              In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 did not have a material impact on our financial statements.

Results of Operations

Revenues were $181,000 for 2008, compared to $134,000 for 2007, an increase of 35.1% or $47,000.  Revenue is attributable to product sales of REPEL-CV in the European Union and other international markets.  The increase in revenue for 2008, as compared to the prior year period is primarily attributable to higher sales volume resulting from both existing distributors and from initial stocking orders from new international distributors. With the FDA approval of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, we anticipate achieving increased revenue in future periods.

Cost of goods sold was $102,000 for 2008, compared to $29,000 for 2007, an increase of 251.7% or $73,000. The increase in cost of goods sold for 2008 as compared to the prior year period is mainly attributable to an increase in the reserve for slow moving and obsolete inventory of $46,000 and increased raw material costs of $19,000. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The raw material cost of the copolymer resin from which REPEL-CV is produced had not previously been included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in 2005 and 2006. Had this cost been included, cost of goods sold would have increased by $4,000 for the year ended December 31, 2008, and by $16,000 for the year ended December 31, 2007. Costs of goods sold in future periods will include the raw material cost of the copolymer resin, as the amount previously expensed as research and development expense has been fully depleted during 2008.  (See Note B [4] and Note L of Notes to Financial Statements)

Research and development expenses totaled $1,609,000 for 2008, compared to $2,180,000 for 2007, a decrease of 26.2% or $571,000. The decrease for the current year period is primarily attributable to reductions of $312,000 in regulatory costs and $272,000 in stock-based compensation expense. We anticipate that research and development expenses may increase as we pursue a post approval safety study in pediatric patients, and possible clinical studies in support of FDA approval of the adult indication.

General and administrative expenses totaled $1,758,000 for 2008, compared to $2,139,000 for 2007, a decrease of 17.8% or $381,000.  The decrease for the current year period is primarily attributable to reductions in stock-based compensation expense of $269,000, investor relations expenses of $137,000 and legal and insurance expenses of $44,000 partially offset by an increase in compensation expense of $72,000.

Sales and marketing expenses totaled $1,286,000 for 2008, compared to $1,131,000 for 2007, an increase of 13.7% or $155,000.  The increase for the current year period is mainly attributable to an increase in compensation expense of $165,000 reflecting the full-year compensation for our Vice President of Sales who was hired in May 2007.  We anticipate continued increases in sales and marketing expenses associated with the US marketing of REPEL-CV and as we pursue broader international distribution.

 Interest income totaled $49,000 for 2008, compared to $105,000 for 2007, a decrease of 53.3% or $56,000.  The decrease is primarily attributable to lower average cash balances and lower interest rates.

 Interest expense totaled $3,000 for 2008, compared to $1,000 for 2007. The increase was attributable to charges resulting from the financing of our product liability and directors and officers liability insurance premiums in 2008.

 We realized other income from the reversal of liabilities of $5,000 for 2008, compared to $136,000 for the comparable prior year period, a decrease of 96.3% or $131,000. The reversal of liabilities in both years related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, based on the advise of legal counsel,that, at the time of the respective reversals, the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not currently anticipate reversing any of the remaining liabilities in the foreseeable future.

 We recorded an income tax benefit of $119,000 in 2008, compared to $482,000 in 2007. These amounts were attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. The decrease compared to the prior year is primarily attributable to a reduction in the amount of accumulated losses approved for sale.

 We reported a net loss of $4,404,000 for 2008, compared to a $4,623,000 for 2007, a decrease of 4.7% or $219,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2008 we had cash and cash equivalents of $2,944,000, compared to $2,991,000 at December 31, 2007.

At December 31, 2008 we had working capital of $2,829,000, compared to $2,661,000 at December 31, 2007.

Net cash used in operating activities during 2008 was $3,887,000, compared to $3,582,000 during 2007.  Net cash used in operating activities during 2008 was primarily attributable to a net loss of $4,404,000, increases of $101,000 in accounts receivable and inventory and decreases of $135,000 in accounts payable and accrued expenses, partially offset by the impact of $740,000 in non-cash expenses mainly comprised of stock-based compensation expense. Net cash used in operating activities during 2007 was primarily attributable to a net loss of $4,623,000, a net reduction of $226,000 in accounts payable and accrued expenses including reversal of liabilities and a net increase of $24,000 in accounts receivable, inventory and prepaid expenses partially offset by the impact of $1,291,000 in non-cash expenses mainly comprised of stock-based compensation expense.

Net cash used in investing activities during 2007 was $25,000; there was no comparable figure for 2008. Net cash used in investing activities during 2007 was associated with the acquisition of computer equipment and office furniture.

Net cash provided from financing activities during 2008 was $3,840,000, compared to $2,876,000 during 2007.  The 2008 amount is primarily comprised of $3,683,000 of net proceeds from the sale of common stock, and $149,000 from the exercise of stock options.  The 2007 amount is comprised of $2,697,000 of net proceeds from the sale of common stock and $249,000 from the exercise of stock options and warrants, offset by the repayment of a $70,000 convertible promissory note that matured in February 2007.

In September 2008, we sold an aggregate of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $.40 per share in a private placement, resulting in net proceeds of $3,683,000.  In December 2008, we received $119,000 from the sale of certain New Jersey state tax losses.

The balance of cash and cash equivalents as of December 31, 2008 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation.  As a result, we anticipate seeking to raise additional capital during the second half of 2009.  Additional capital may not be available as and when needed or on terms favorable or acceptable to us.  Equity financings may be dilutive to existing stockholders.  Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently.  As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our financial statements that there is substantial doubt about our ability to continue as a going concern.

 At December 31, 2008, we had employment agreements with five individuals that expire as follows: two in September 2009, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $670,000 at December 31, 2008. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-22.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer, after evaluating  the effectiveness of our  "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual  report (the  "Evaluation  Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting

             Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

               In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Inherent Limitations on Effectiveness of Controls

 Our Chief Executive Officer, who is also our Chief Financial Officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers And Corporate Governance.

               The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2009 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005 (21)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (15)

3.2	By-Laws of Registrant. (1)

3.3	Certificate of Designations of Series D Junior Participating Preferred Stock of SyntheMed, Inc. (23)

3.4	Certificate of Elimination of Series A Convertibe Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. (23)

4.1	Rights Agreement, dated as of May 20, 2008, between SyntheMed, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (23)

10.1	The Registrant’s 2000 Stock Option Plan. (8) (9) (7)

10.2	Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”). (1)

10.3	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.4	Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.5	Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.6	Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.7	Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.8	Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.9	Amendment No. 5 dated as of February 16, 2007 to the Agreement between the Registrant and Yissum. (22)

10.10	Amendment No. 6 dated as of February 6, 2009 to the Agreement between the Registrant and Yissum. (25)

10.11	2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (11)

10.12	Indemnity letter between Registrant and Eli Pines Ph.D. dated March 1, 2003. (8) (12)

10.13
Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying  development contract). (12)

10.14	Employment Agreement dated October 1, 2008 between the Registrant and Robert P. Hickey (8) (24)

10.15	Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD (8) (24).

10.16	Consulting Agreement dated October 1, 2008 between the Registrant and Gere S. diZerega, MD (8) (24).

10.17	Employment Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.18	Employment Agreement dated May 1, 2007 between the Registrant and Marc Sportsman. (8) (20)

10.19
Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (12)

10.20	Asset Purchase Agreement between Registrant and Phairson Medical, Ltd. dated March 18, 2003. (12)

10.21	Form of Broker Warrant issued in April 2006 equity financing to Agent’s designees covering an aggregate of 1,475,000 shares. (16)

10.22	The Registrant’s 2006 Stock Option Plan. (17)

10.23	Change of Control Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.24	Change of Control Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.25	Change of Control Agreement dated May 1, 2007 between the Registrant and Marc Sportsman. (8) (20)

10.26	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan. (21)

10.27	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Robert P. Hickey. (20)

10.28	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Eli Pines, PhD. (20)

10.29	Form of Subscription Agreement for August 2007 equity placement. (20)

10.30	Form of Investor Rights Agreement for August 2007 equity placement. (20)

10.31	Agency Agreement for August 2007 equity placement. (20)

10.32	Form of Broker Warrant issued to Agent's designees covering an aggregate of 210,000 shares.(20)

10.33
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment). (20)

10.34
Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).  (19)

10.35
Supply Agreement, dated as of March 18, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (19)

10.36	Form of Subscription Agreement for September 2008 unit placement (including form of investor warrants). (24)

10.37	Agency Agreement for September 2008 unit placement. (24)

10.38	Form of Broker Warrant to placement agent for 700,000 shares for September 2008 unit placement. (24)

10.39	Stock Option Agreement dated October 1, 2008 between Registrant and Richard L. Franklin, MD. *

10.40	Stock Option Agreement dated October 1, 2008 between Registrant and Gere S. diZerega, MD. *

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
____________________________________
*             Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.
(3)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 1992.
(4)	Intentionally omitted.
(5)	Intentionally omitted.
(6)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1994.
(7)	Intentionally omitted.
(8)	Indicates a management contract or compensatory plan or agreement.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed in January 2000.
(10)	Intentionally omitted.
(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2002.
(13)	Intentionally omitted.
(14)	Intentionally omitted.
(15)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.
(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed in April 2006.
(17)	Incorporated by reference to the Registrant’s Scheduled 14A definitive proxy statement for its 2006 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A (Reg. No. 333-134746) filed on July 28, 2006.
(19)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.
(20)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2007.
(21)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.
(22)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2007.
(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.
(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed February 25, 2009.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc. (Registrant)

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
(principal executive, financial and accounting officer)

Dated:  March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	Executive Chairman and
Richard L. Franklin, M.D.	Chairman of the Board	March 27, 2009

/s/ Robert P. Hickey	Director, President, CEO and CFO	March 27, 2009
Robert P. Hickey	(principal executive, financial and accounting officer)

/s/ David G. P. Allan	Director	March 27, 2009
David G. P. Allan

/s/ Joerg Gruber	Director	March 27, 2009
Joerg Gruber

/s/ Barry R. Frankel	Director	March 27, 2009
Barry R. Frankel

/s/ Walter R. Maupay, Jr.	Director	March 27, 2009
Walter R. Maupay, Jr.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SyntheMed, Inc.

We have audited the accompanying balance sheets of SyntheMed, Inc. (the "Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EISNER LLP

New York, New York
March 23, 2009

SYNTHEMED, INC.

 BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,991	$2,944
Accounts receivable, net	19	36
Inventory, net	115	199
Prepaid expenses and deposits	91	78
Total current assets	3,216	3,257
Acquired technology, less accumulated amortization	21
Machinery, equipment and software, less accumulated depreciation	135	74
TOTAL	$3,372	$3,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$245	$208
Accrued expenses	310	212
Note payable - insurance		8
Total current liabilities	555	428

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 87,621 and 98,746	88	99
Additional paid-in capital	55,497	59,976
Accumulated deficit	(52,768)	(57,172)
Total stockholders' equity	2,817	2,903
TOTAL	$3,372	$3,331

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2008

Revenue:
Product sales	$134	$181
Revenue	134	181

Cost of goods sold	29	102
Gross profit	105	79

Operating expenses:
Research and development	2,180	1,609
General and administrative	2,139	1,758
Sales and marketing	1,131	1,286
Operating expenses	5,450	4,653

Loss from operations before other income / (expense)	(5,345)	(4,574)

Other income/(expense):
Interest income	105	49
Interest expense	(1)	(3)
Reversal of liabilities	136	5
Loss before income tax benefit	(5,105)	(4,523)
Income tax benefit	482	119
Net loss	$(4,623)	$(4,404)
Net loss per common share – basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding – basic and diluted	85,114	90,479

SYNTHEMED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common		Additional Paid-in	Net Loss and Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals

Balance January 1, 2007	82,945	83	51,390		(48,145)	3,328

Exercise of options	1,082	1	177			178
Exercise of Series C warrants	594	1	70			71
Shares issued in connection with private
placement, net of offering costs	3,000	3	2,694			2,697
Stock-based compensation
relating to options			1,166			1,166

Net loss for the year				$(4,623)	(4,623)	(4,623)

Balance December 31, 2007	87,621	$88	55,497		(52,768)	2,817

Exercise of options	1,125	1	148			149
Shares issued in connection with private
placement, net of offering costs	10,000	10	3,673			3,683
Stock-based compensation
relating to options, net of taxes			658			658

Net loss for the year				$(4,404)	(4,404)	(4,404)

Balance December 31, 2008	98,746	$99	$59,976		$(57,172)	$2,903

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(4,623)	$(4,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	61

Stock-based compensation	1,166	658
Amortization of acquired technology	68	21
Reversal of liabilities	(136)	(5)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14)	(17)
(Increase) in inventory	(77)	(84)
Decrease in prepaid expenses	67	13
Increase / (decrease) in accounts payable	243	(32)
(Decrease) in accrued expenses	(333)	(98)
Net cash used in operating activities	(3,582)	(3,887)
Cash flows from investing activities:
Purchase of equipment	(25)
Cash flows from financing activities:
Repayment of convertible note payable	(70)
Net proceeds from issuance of common stock	2,697	3,683
Net proceeds from note payable - insurance		8
Proceeds from exercise of options and warrants	249	149
Net cash provided by financing activities	2,876	3,840

Net decrease in cash and cash equivalents	(731)	(47)
Cash and cash equivalents at beginning of year	3,722	2,991
Cash and cash equivalents at end of year	$2,991	$2,944

Supplementary cash flow information:
Interest paid	$1	$3
Income taxes paid	5	3

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our commercialization efforts are currently focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

In March 2009, the US Food and Drug Administration (“FDA”) approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation, in September 2007, of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we plan to conduct a post-approval safety study in pediatric patients.  We are in continuing discussion with the FDA to define the additional data necessary to support approval of an expanded adult indication.  Establishment of these additional data requirements remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such additional data requirements.

In the United States, we intend to market REPEL-CV through a direct sales force comprised of both company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network. In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery, and have begun marketing the product in Canada through an independent distributor.

In November 2008, we received 510(k) clearance to market from the FDA for SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are currently in discussions with prospective marketing/distribution partners who focus on the ear, nose and throat (“ENT”) surgical market.

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications.  Examples include the reduction of adhesions in the pelvic cavity following gynecologic surgery and the reduction of peridural adhesions in spine surgery.

                The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, we have limited revenues, have experienced negative cash flows from operating activities and have experienced substantial net losses during the years ended December 31, 2007 and 2008. As a result, we have limited resources available to pursue our business operations and substantial doubt exists about our ability to continue as a going concern. Our continuation as a going concern is dependent upon obtaining sufficient financing to fund our operations and ultimately to generate cash flows from operations, which is dependent on successfully completing the development of our products and proposed products, obtaining required regulatory approvals and manufacturing and selling our products and proposed products. We intend to pursue additional equity financings. If we are unable to obtain sufficient capital as and when needed we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently, There is no assurance that initiatives to raise additional capital will be successful or that other financing arrangements will be available on terms acceptable to us or that we will achieve or generate positive cash flows from operations. The financial statements do not include any adjustments relating to the

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation: (continued)

recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

 [1]   Revenue recognition policy:

We recognize revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.  All sales were outside the United States of America.

  [2]   Cash and cash equivalents:

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 through December 31, 2009 and $100,000, thereafter.

  [3]   Accounts Receivable:

Accounts receivable are stated at estimated net realizable value. We evaluate our need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, we maintain a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2007, the allowance for doubtful accounts was $14,000 and $0, respectively.

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

	December 31,
	2007	2008

Raw materials	$28,000	$139,000
Work in process	47,000	33,000
Finished goods	45,000	73,000
	120,000	245,000
Slow moving and obsolete inventories	(5,000)	(46,000)
	$115,000	$199,000

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [4]   Inventory: (continued)

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

[6]  Research and development:

Substantially all research and development activities, new clinical studies and new product development are outsourced (see Note I).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

  [7]  Patent costs:

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

  [8]  Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, on an ongoing basis. We evaluate our estimates, including those related to uncollectible receivables, the useful lives of long lived assets including machinery, equipment and software, stock-based compensation and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  [9]  Loss per share:

 Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2007 and 2008 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the diluted computation, are as follows:

	December 31,
	2007	2008

Options	12,872,000	13,818,000
Warrants	1,685,000	12,385,000
	14,557,000	26,203,000

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

  [11]  Stock-based compensation:

         Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the years ended December 31, 2008 and 2007 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, respectively, for which the requisite service was rendered during the year.  The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) recorded on the straight-line basis over the requisite service period.

 [12]  Newly Adopted Accounting Pronouncements :

          Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), for assets and liabilities measured at fair value on a recurring basis.  SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy ("valuation hierarchy") for fair value measurements;

•	Requires consideration of a company's creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

           The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy and the distribution of the Company's financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [12]  Newly Adopted Accounting Pronouncements : (continued)

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

           The Company's assets carried at fair value on a recurring basis are its investments in money market accounts.  The cash and cash equivalents have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.

          Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of December 31, 2008, we have not elected to use the fair value option allowed by SFAS 159 and hence SFAS 159 did not have a material effect on our financial position, results of operations, cash flows or financial statement disclosures.

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

 [13]  Recent Accounting Pronouncements :

          In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2009 will not have any impact on the Company.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which corresponds to our year beginning January 1, 2009. SFAS 141(R) will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) will have no impact on our financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

         In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS
(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[13]  Recent Accounting Pronouncements :  (continued)

corresponds to our year beginning January 1, 2009. The adoption of SFAS No. 160 will have no impact on our financial position and results of operations although it will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholder’s equity.

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

         In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 did not have a material impact on our financial statements.

(NOTE C) – Acquired Technology:

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

         A useful life of 5 years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For each of the years ended December 31, 2007 and 2008, we recorded amortization of $68,000 and $21,000, respectively.  At December 31, 2008, the acquired technology has been fully amortized.

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS
(NOTE D) – Machinery, Equipment and Software:

Machinery, equipment and software consist of the following at December 31:

			Estimated
	2007	2008	useful life

Machinery and equipment	$219,000	$219,000	5 years
Office equipment and software	65,000	65,000	3 years
	284,000	284,000
Less accumulated depreciation	149,000	210,000

	$135,000	$74,000

(NOTE E) - Convertible Promissory Notes:

A $70,000 5-year, 5% convertible promissory note, convertible into common stock at a conversion price of $1.00 per share, matured on February 22, 2007 and was repaid in full.

(NOTE F) – Note Payable - Insurance:

        In March 2008, we entered into two short term financing agreements for our product liability and directors and officers liability insurance premiums, payable in monthly installments including interest of $9,800 and $7,900, respectively. The monthly installments are due through December 2008 and January 2009, respectively, and carry interest of 4% and 3.8% per annum, respectively.

(NOTE G) – Stockholders’ Equity:

[1]  Common stock:

 On September 30, 2008, we raised $4,000,000 in gross proceeds from a private placement of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.40 per unit. The warrants are exercisable for shares at a price of $.50 per share, and are scheduled to expire on September 30, 2011.

       In connection with the financing, we paid a placement agent a commission of $280,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 700,000 shares of common stock, representing 7% of the number of shares sold in the financing. The agent warrants are identical to the investor warrants, except that the agent warrants expire on September 30, 2012. We also reimbursed the agent for certain financing-related expenses totaling approximately $37,000 including legal fees. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent.

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

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

 [1]  Common stock:  (continued)

In connection with the above noted financing, we entered into subscription agreements and an investor rights agreement with the investors, as well as an agency agreement with the placement agent. One of our directors, Mr.
Joerg Gruber, is chairman and a director of the placement agent. Pursuant to the investor rights agreement, we filed a registration statement with the United States Securities and Exchange Commission covering resale of the securities sold in the private placement. The registration statement has been declared effective for both private placements.

      The grant date fair value of the warrants issued to the placement agent using the Black-Scholes pricing on August 14, 2007 and September 30, 2008 was $128,000 and $75,000, respectively. The resulting charges did not have an impact on Total Stockholders’ Equity. The assumptions utilized to determine the fair values are indicated in the following table:

	Year Ended December 31,
	2007	2008
Exercise price at date of grant
for warrants granted during the period	$1.10	$0.50
Dividend yield	0%	0%
Expected volatility	95.8%	94.1%
Risk free interest rate	4.42%	2.28%
Expected life	4 years	3-4 years

[2]  Warrants:

          In March 2007, we received proceeds of approximately $71,000 from the exercise of warrants to purchase 594,000 shares of Common Stock. The warrants were issued to the placement agent in the Series C Convertible Preferred Stock private placement in March 2003.

         As of December 31, 2008, the following warrants were outstanding to purchase up to 12,385,000 shares of our Common Stock:

1,475,000	exercisable at $0.60 per share which expire on April 3, 2010
210,000	exercisable at $1.10 per share which expire on August 13, 2011
10,000,000	exercisable at $0.50 per share which expire on September 30, 2011
700,000	exercisable at $0.50 per share which expire on September 30, 2012

12,385,000

[3]  Options:

  At December 31, 2008, we have three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock; the 2001 Non-Qualified Stock Option Plan, under which we are authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of Common Stock and the 2006 Stock Option Plan, under which we are authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of Common Stock. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS
(NOTE G) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

          At December 31, 2008, options to purchase 115,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 8,583,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 4,170,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. In addition, options to purchase 950,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of vesting. Some of the outstanding options are subject to performance-based vesting.

         At December 31, 2008, there were 1,102,000 options available for grant under these plans.

      A summary of the status of our stock options as of December 31, 2007 and 2008, and changes during the years ended on those dates is presented below (in thousands, except per share data):

	2007			2008
	Shares		Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	13,437		$0.36	12,872	$0.40	5.4 Years
Granted	1,715		0.84	2,390	0.54	9.3 Years
Exercised	(1,117	)**	0.16	(1,125)	0.13
Canceled, expired or forfeited	(1,163)		1.19	(319)	0.74
Outstanding at end of year	12,872		0.40	13,818	0.44	5.5 Years	$2
Options exercisable at year-end	12,014		0.36	11,688	0.41	5.1 Years	$2
Vested and expected to vest after	2,079		0.78	1,378	0.60	8.6 Years	$0
December 31
Weighted-average grant date fair
value of options granted during			$0.75		$0.30
the year

** Includes 75,000 options which were exercised using a cashless feature that resulted in the net issuance of 40,000 shares of common stock.

        The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $139,000 and $741,000. respectively.

        The following summarizes the activity of our stock options that have not vested for the year ended December 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2008	858	$0.90
Granted	2,390	0.54
Canceled, expired or forfeited	(130)	1.25
Vested	(988)	0.63
Nonvested at December 31, 2008	2,130	$0.60

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

       As of December 31, 2008, there was approximately $260,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 31 months.

       We granted 2,390,000 and 1,715,000 options, including those granted to non-employee directors and non-employees, for the year ended December 31, 2008 and 2007, respectively. We have recorded a total charge in 2008 in respect of these grants of $658,000, which is comprised of $96,000, $431,000 and $131,000 in research and development expense, general and administrative expense and sales and marketing expense, respectively, for the year ended December 31, 2008. We have recorded a total charge of $1,166,000 which is comprised of $370,000, $700,000 and $96,000 in research and development expense, general and administrative expense and sales and marketing expense, respectively, for the year ended December 31, 2007.

       Included in the preceding table are 325,000 and 1,075,000 options granted to non-employee directors in 2007 and 2008, respectively.  The weighted-average grant date fair value of such options was $0.77 and $0.26, respectively.  Also included in the preceding table are 235,000 and 420,000 options granted to other non-employees in 2007 and 2008, respectively.  The weighted average grant date fair value of such options was $0.66 and $0.24, respectively and a stock-based compensation charge of $315,000 and $179,000 was recorded in 2007 and 2008, respectively.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

       At December 31, 2008, we had 1,485,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 7 to 10 years from date of grant and an exercise price range of $0.30 to $1.00. Of these 1,485,000 performance-based options, 235,000 options relate to the achievement of certain FDA-related milestones for which an estimated expense of $37,000 was recorded in research and development in 2007. During 2008, the Company granted 750,000 options relate to market condition criteria for SyntheMed’s common stock for which a charge of $23,000 was recorded in general and administrative expense. We valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. Of the remaining 500,000 performance-based options, at December 31, 2008, we determined that a portion of these options will likely vest and have, therefore, recorded an estimated $29,000 in research and development expense, $60,000 in general and administrative expense and $31,000 in sales and marketing expense associated with such options. At each reporting period for the performance based grants only, we will re-evaluate the probability that the contingency will be resolved and adjust the fair value charge accordingly.

        We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

	Year Ended December 31,
	2007	2008
Weighted average fair value at date of grant
for options granted during the period	$0.75	$0.30
Dividend yield	0%	0%
Expected volatility	95.7%	94.4%
Risk free interest rate	4.51%- 4.73%	1.74%- 2.79%
Expected life	2 - 10 years	7 - 10 years

The following table summarizes information for stock options outstanding at December 31, 2008 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share
$0.09 - 0.12	4,300	1 year	$0.12	4,300	$0.12
0.13 – 0.98	9,118	6 years	0.56	7,238	0.56
1.00 - 2.00	400	8 years	1.06	150	1.16
	13,818	6 years	$0.44	11,688	$0.41

 (NOTE H) - Income Taxes:

At December 31, 2008, we have approximately $48,141,000 of net operating loss carryforwards to offset future federal taxable income and approximately $847,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. Our ability to utilize the net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years.

        Our net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2009	$3,376,000	$11,000
2010	3,854,000	11,000
2011	4,648,000	53,000
2012 - 2028	36,263,000	772,000

	$48,141,000	$847,000

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes: (continued)

We have participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $7,332,000 in eligible loss carryforwards, covering the tax years 2004 through 2006, were sold to PSEG Services Corporation.

        We received cash payments of approximately $482,000 and $119,000 in 2007 and 2008, respectively. This is reflected as income tax benefits in the accompanying Statement of Operations. At December 31, 2008, we have net operating loss carryforwards for New Jersey State income tax purposes of approximately $9,616,000 which expire through 2023.

  The deferred tax asset, which amounted to $18,206,000 at December 31, 2008 has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of our Company and ability to utilize the benefit. The valuation allowance was increased by $1,049,000 in 2007 and $249,000 in 2008.

    The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,
	2007	2008

Income tax benefit at the federal statutory rate	$(1,736,000)	$(1,538,000)
State and local income taxes, net of effect on federal taxes	(306,000)	(271,000)
Increase in valuation allowance	1,049,000	249,000
Sale of state net operating loss carryforwards	(482,000)	(119,000)
Reduction in deferred tax asset from transfer of state net operating loss carryforwards	529,000	130,000
Expired net operating losses	517,000	1,375,000
Benefit of research and development credit	(61,000)	(31,000)

Other	8,000	86,000

	$(482,000)	$(119,000)

         The deferred tax asset at December 31 consists of the following:

	2007	2008

Net operating loss carryforward	$16,473,000	$16,947,000
Research and development credit carryforward	846,000	847,000
Other	638,000	412,000

	17,957,000	18,206,000
Valuation allowance	(17,957,000)	(18,206,000)

	$0	$0

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes: (continued)

          As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008 we have $ 18,206,000 of unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

        By statute, tax years 2005–2008 remain open to examination by the major taxing jurisdictions to which we are subject.

(NOTE I) - Research and License Agreements:

[1]  Yissum agreement:

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

        The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach theYissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit us additional time to minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, we have paid Yissum an aggregate of $700,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2008.  We have recently negotiated a similar amendment whereby our rights are preserved through the end of 2011 through the payment, if necessary, of annual minimum royalties of $200,000 for performance year 2009 and $250,000 for performance year 2010.  Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above.  We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to us will revert in full to Yissum.

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Research and License Agreements:  (continued)

  [2]  Phairson Technology

       See Note (C) to the Notes to Financial Statements.

  [3]  diZerega agreement:

        In 1995, we entered into an agreement with Gere S. diZerega, M.D. to receive consulting services limited to the research, development, clinical testing, regulatory approval, marketing and sales of commercial products for the prevention of surgical adhesions and intra-peritoneal drug delivery, in each case utilizing polymeric materials licensed to us by the Yissum Research and Development Company of the Hebrew University of Jerusalem (note I [1]).

       Pursuant to this agreement, we are obligated to pay a royalty of one percent of all net sales of our covered products in any and all countries. The Agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country.

        In 2008, we incurred $2,000 in royalty expense relating to this agreement.

(NOTE J) - Commitments and Other Matters:

  [1]  Employment agreement:

At December 31, 2008, we had employment agreements with five individuals that expire as follows: two in September 2009, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $670,000 at December 31, 2008. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’  annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

[2]  Supplier concentration:

In 2007, we finalized contractual supplier arrangements with three contract manufacturers replacing our prior primary supplier.  For the years ended December 31, 2007 and 2008, we paid our current suppliers $402,000 and $294,000, respectively, in connection with such services.

 [3]  Reversal of liabilities:

        During 2007 and 2008, we reversed liabilities of $136,000 and $5,000, respectively, primarily relating to trade transactions with former vendors.  The underlying transactions occurred during or before 2001 and 2002, respectively, and there has been no communication with the parties regarding these transactions since that time.  Accordingly, based on advice of legal counsel, we believe that any claim for these amounts at this time would be barred by applicable statutes of limitations.

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters:  (continued)

 [4]   Lease commitments:

         We have a cancelable five year operating lease commitment for office facilities space through 2011. The lease is cancelable upon giving the landlord six months’ prior written notice (without any early termination penalties) to be effective at any time between the expiration of the 24th month and the expiration of the 48th month of the lease term.  The operating lease agreement is subject to predetermined rate increases in accordance with the signed rental agreement.  Rent is charged to operating expense on a straight-line basis over the term of lease where contractual increases effect rent payments.  Rent expense under the operating lease for the year ended December 31, 2008 and 2007 was $37,000 and $36,000, respectively.

Future minimum lease payments under operating leases consisted of the following at December 31, 2008:

Year Ending
December 31,	Amount
2009	38,000
2010	39,000
2011	16,000
Total future minimum lease payments	$93,000

(NOTE K) - Related Parties:

In 2008, we entered into a consulting agreement calling for fees of $100,000 per annum to be  paid to Richard L. Franklin, MD, in consideration for his services as Executive Chairman of the Board of Directors. In 2008, we paid $25,000 in fees under this agreement. No such fees were paid in 2007.

        See NOTE G [1] with respect to private placements we consummated in 2007 and 2008 through a placement agent of which one of our directors, Mr. Joerg Gruber, is chairman and a director.

(NOTE L) - Cost of Goods Sold:

       The initial quantities of finished goods sold did not have the cost of raw materials factored in as this cost was previously expensed as research and development in prior periods.  As of December 31, 2008, the finished goods inventory produced from this raw material was fully depleted.

      The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials of $17,000 and $3,000 had been included in finished goods inventory for the years ended December 31, 2007 and 2008 (in thousands), respectively:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2008
Reported Net Sales	$134	100%	$181	100%
Pro forma COGS	45	34%	106	59%
Pro forma Gross Profit	$89	66%	$75	41%

         Included in the COGS at December 31, 2008 is the cost to maintain a reserve for slow moving and obsolete inventory in the amount of $46,000 for on-hand finished goods inventory which is within six months of the expiration date and $19,000 of costs for the resin copolymer.

SYNTHEMED, INC.
NOTES TO FINANCIAL STATEMENTS

(NOTE M) - Retirement Plan:

         In March 2007, we adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. We are obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the years ended December 31, 2007 and 2008, we made matching contributions in the amount of $32,000 and $26,000, respectively, to the plan.

(NOTE N) – Shareholder Rights Plan:

         On April 25, 2008, our Board of Directors approved the adoption of a shareholder rights plan. The Board of Directors has declared a dividend distribution of one right for each share of our common stock outstanding as of the close of business on June 2, 2008. Initially, the rights will be represented by our common stock certificates, will not be traded separately from the common stock and will not be exercisable. The rights generally will become exercisable following any person becoming an “acquiring person” by acquiring, or commencing a tender offer to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock. If a person becomes an “acquiring person,” each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, a number of shares of our common stock or other securities having a value equal to twice the purchase price. If we are acquired in a merger or other business combination transaction after any such event, each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, shares of the acquiring company having a value equal to twice the purchase price. The rights are scheduled to expire on June 2, 2018 unless earlier redeemed, terminated or exchanged in accordance with the terms of the shareholder rights plan.

(NOTE O) – Subsequent Events:

        On January 5, 2009, we paid Yissum $150,000 in satisfaction of our 2008 royalty obligation.  (see Note I [1])

        In February 2009, based on the recommendation of the Compensation Committee of our Board of Directors, our Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey, Dr. Eli Pines and Mr. Sportsman. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $100,000, Dr. Pines would be entitled to a maximum cash bonus equal to $60,000 and Mr. Sportsman would be entitled to a maximum cash bonus equal to $75,000 for calendar year 2009, in each case subject to satisfaction of specific performance criteria.  In February 2009, the Compensation Committee of our Board of Directors granted performance-vested options under our 2006 Stock Option Plan to our executive officers: Mr. Hickey – options to purchase an aggregate of 350,000 shares, Dr. Pines – options to purchase an aggregate of 200,000 shares and Mr. Sportsman – options to purchase an aggregate of 200,000 shares. These options will vest based upon the level of satisfaction of the 2009 performance criteria approved by the Compensation Committee for each executive officer, are exercisable at $0.10 per share, the fair market value on the date the 2009 performance criteria were approved by the Compensation Committee, and expire ten years from the date of the grant.

        On March 9, 2009 we announced that the U.S. Food and Drug Administration (FDA) has approved the Pre-market Approval (PMA) application for REPEL-CV® Adhesion Barrier for use in pediatric cardiac surgery patients.