Form 10-Q
period 2009-03-31
SyntheMed, Inc.
filed 2009-05-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-20580

SYNTHEMED, INC.
(Exact  name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Middlesex Essex Turnpike, Suite 210
Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 99,639,107 shares outstanding at April 30, 2009

SYNTHEMED, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2009
Revenue
Product sales	$24	$70
Revenue	24	70

Cost of goods sold	4	19

Gross profit	20	51

Operating expenses:
Research and development	553	339
General and administrative	628	432
Sales and marketing	335	281
Operating expenses	1,516	1,052

(Loss) from operations	(1,496)	(1,001)

Other income/(expense):
Interest income	14	14
Reversal of liabilities	5
Other income/(expense)	19	14

Net loss	$(1,477)	$(987)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding	87,581	98,990

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	March 31,
	2008	2009
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$2,944	$1,987
Accounts receivable, net	36	84
Inventory, net	199	192
Prepaid expenses and deposits	78	185
Total current assets	3,257	2,448

Machinery, equipment and software, less accumulated depreciation	74	59
TOTAL	$3,331	$2,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$208	$90
Accrued expenses	212	244
Insurance note payable	8	127
Total current liabilities	428	461

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 98,746 and 99,560	99	100
Additional paid-in capital	59,976	60,105
Accumulated deficit	(57,172)	(58,159)
Total stockholders' equity	2,903	2,046
TOTAL	$3,331	$2,507

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,477)	$(987)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	16	15
Amortization of acquired technology	17
Reversal of liabilities	(5)
Stock based compensation	273	119
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(22)	(48)
(Increase) decrease in Inventory	(152)	7
(Increase) in prepaid expenses	(140)	(107)
(Decrease) in accounts payable	(75)	(118)
Increase in accrued expenses	91	32
Net cash used in operating activities	(1,474)	(1,087)

Cash flows from financing activities:
Net proceeds from note payable- insurance	164	119
Proceeds from exercise of stock options and warrants		11
Net cash provided by financing activities	164	130

Net decrease in cash and cash equivalents	(1,310)	(957)
Cash and cash equivalents at beginning of period	2,991	2,944
Cash and cash equivalents at end of period	$1,681	$1,987

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the company is unable to continue as a going concern. The balance of cash and cash equivalents as of March 31, 2009 is not sufficient to meet the Company’s anticipated cash requirements through 2009, based on management’s present plan of operation. As a result, the Company anticipates seeking to raise additional capital during the second half of 2009. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its operations including the research and development programs and commercialization plans, or require the Company to license to third parties certain products or technologies that management would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

B)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 through December 31, 2009, and $100,000 thereafter.

C)	Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At March 31, 2009, the allowance for doubtful accounts was $14,000.

D)	Inventory

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimate the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for on-hand finished goods inventory which is within six months of the expiration date.

	December 31,	March 31,
	2008	2009

Raw materials	$139,000	$175,000
Work in process	33,000	10,000
Finished goods	73,000	52,000
	245,000	237,000
Slow moving and obsolete inventories	(46,000)	(45,000)
	$199,000	$192,000

The production of the Company’s inventory is outsourced through third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At March 31, 2009, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At March 31, 2009, there were 1,124,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognize compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2008	2009

Weighted average fair value at date of grant for options granted during the period	$0.42	$0.10
Risk-free interest rates	2.39%	1.34%
Expected option life in years	9-10	10
Actual vesting terms in years	2	1
Expected stock price volatility	94.8%	94.2%
Expected dividend yield	-0-	-0-

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2009 (shares in thousands):

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2009	13,818		$0.44	5.5 Years
Granted	910		0.10	9.9 Years
Exercised	(783	)*	0.12
Canceled, expired or forfeited	(680)		0.36
Outstanding at March 31, 2009	13,265		$0.44	5.7 Years	$845,000

Vested and expected to vest after March 31, 2009	11,035		$0.43	5.5 Years	$661,000

* Includes 733,000 options that were exercised on a cashless, net exercise basis that resulted in the issuance of 481,000 shares of common stock and the forfeiture of all rights to the remaining 252,000 shares otherwise issuable upon exercise of such options.

The following summarizes the activity of the Company’s stock options that have not vested as of March 31, 2009 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2009	2,130	$0.60
Granted	910	0.10
Canceled, expired or forfeited	(512)	0.40
Vested	(298)	0.46
Nonvested at March 31, 2009	2,230	$0.46

As of March 31, 2009, there was approximately $279,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 28 months.

The Company granted 940,000 and 910,000 options in the three-month periods ended March 31, 2008 and 2009, respectively. The 910,000 options granted during the period ended March 31, 2009 vest upon the achievement of certain performance criteria during 2009. The Company has recorded a charge of $3,000, $5,000 and $2,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the three months ended March 31, 2009.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At March 31, 2009, the Company had 1,760,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.10 to $1.00. Of these 1,760,000 performance-based options, 100,000 options relate to the achievement of certain FDA-related milestones and have determined that a portion of these options will likely vest and have, therefore, recorded an estimated expense of $36,000 in research and development, 910,000 options relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and have determined that a portion of these options will likely vest and have, therefore, recorded an estimated charge of $3,000, $5,000 and $2,000 in research and development, general and administrative and sales and marketing expense, respectively, and 750,000 options that relate to market condition criteria for SyntheMed’s common stock for which an estimated charge of $23,000 was recorded in general and administrative expense. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management will re-evaluate the probability that the contingency will be resolved and adjust the fair value charge accordingly.

F)	Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of the Company’s restricted common stock.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation.  In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee.  A useful life of five years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For the three month period ended March 31, 2008, the Company recorded amortization of $17,000 in research and development relating to these assets; no comparable expense was recorded for the three month period ended March 31, 2009. As of March 31, 2009, these assets have been fully amortized.

G)	Note Payable - Insurance

In March 2009, the Company entered into two short term financing agreements for product liability and directors and officers liability insurance premiums, payable in monthly installments including interest of $6,700 and $7,000, respectively. The monthly installments are due through December 2009 and January 2010, respectively and carry interest of 4.9% per annum.

H)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 25,650,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Exercise of Options

For the three month period ended March 31, 2009, the Company received proceeds of approximately $11,000 from the exercise of options, resulting in the net issuance of 531,000 shares of the Company’s common stock.

Of the options exercised, 733,000 were exercised using a cashless, net exercise feature that resulted in the issuance of 481,000 shares of common stock and the forfeiture of all rights to the remaining 252,000 shares otherwise issuable upon exercise of such options.

J)	Common Stock

On September 30, 2008, the Company raised $4,000,000 in gross proceeds from the sale of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.40 per unit. The warrants are exercisable for shares at a price of $.50 per share, and are scheduled to expire on September 30, 2011.

In connection with the financing, the Company paid a placement agent a commission of $280,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 700,000 shares of common stock, representing 7% of the number of shares sold in the financing. The agent warrants are identical to the investor warrants, except that the agent warrants expire on September 30, 2012. The Company also reimbursed the agent for certain financing-related expenses totaling $36,000 including legal fees. One of the Company’s directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent.

K)	Newly Adopted Accounting Pronouncements

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 effective January 1, 2009 did not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141(R) will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

In April 2009, the FASB issued Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies" ("SFAS 141(R)-1"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of SFAS 141(R)-1 as of January 31, 2009 did not have an impact on the Company's financial position and results of operations, however it may have a material impact in the future which can not currently be determined.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The adoption of SFAS No. 160 did not have an impact on the Company’s financial position and results of operations although it will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholder’s equity.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on the financial statements.

L)	Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2009, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company follows Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment for unrecognized tax provisions.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2005–2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

M)	Reversal of Liabilities

For the three month period ended March 31, 2008, the Company reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and there has been no communication with the parties regarding these transactions since that time. Accordingly, based on advice of legal counsel, the Company believes that any claim for these amounts made at or subsequent to the time of reversal, would be barred by applicable statutes of limitations. No liabilities were reversed for the three month period ended March 31, 2009.

N)	Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.  All sales were outside the United States of America.

O)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the three months ended March 31, 2008 and 2009, the Company made matching contributions to the plan in the amount of $11,000 and $10,000, respectively.

P)	Shareholders Rights Plan

On April 25, 2008, the Company’s Board of Directors approved the adoption of a shareholder rights plan. The Board of Directors has declared a dividend distribution of one right for each share of our common stock outstanding as of the close of business on June 2, 2008. Initially, the rights will be represented by common stock certificates, will not be traded separately from the common stock and will not be exercisable. The rights generally will become exercisable following any person becoming an “acquiring person” by acquiring, or commencing a tender offer to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock. If a person becomes an “acquiring person,” each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, a number of shares of our common stock or other securities having a value equal to twice the purchase price. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, shares of the acquiring company having a value equal to twice the purchase price. The rights are scheduled to expire on June 2, 2018 unless earlier redeemed, terminated or exchanged in accordance with the terms of the shareholder rights plan.

Q)	Subsequent Events

On April 1, 2009, the Company began the marketing of REPEL-CV through a direct sales force comprised of both Company and independent sales representatives. The compensation to the Company sales representatives included the grant of stock options under its 2001 Stock Option plan to purchase, in the aggregate, up to 300,000 shares of common stock. The options are exercisable at $0.30 per share and vest in three equal traunches annually beginning on the date of grant and continuing over the next two years. The options expire ten years from the grant date.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals and US market launch of REPEL-CV.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In April 2009 we initiated the marketing of REPEL-CV in the United States through a direct sales force comprised of both Company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian and Middle Eastern markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network. In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery, and have begun marketing the product in Canada through an independent distributor.

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

We are also assessing opportunities to leverage our polymer film technology in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or reduce post-operative complications.  Examples include the reduction of adhesions in the pelvic cavity following gynecologic surgery and the reduction of peridural adhesions in spine surgery.

Results of Operations

Revenue for the three months ended March 31, 2009 was $70,000 compared to $24,000 for the comparable prior year period, an increase of 191.7% or $46,000. Revenue is attributable to product sales of REPEL-CV in the European Union and other international markets.  The increase in revenue is primarily attributable to higher sales volume from existing distributors and from initial stocking orders from new international distributors. The recent FDA approval of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

Cost of goods sold was $19,000 for the three months ended March 31, 2009, compared to $4,000 for the comparable prior year period, an increase of 375% or $15,000. The increase in cost of goods sold is primarily attributable to the increased sales volume as well as the inclusion of certain raw material costs which had been included in product development expense in the prior year period. Had these raw material costs been included in the prior year period, cost of goods sold for that period would have increased by $3,000. As of December 31, 2008, the finished goods inventory produced from this raw material was fully depleted.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of these raw materials of $3,000 had been included in finished goods inventory for the three months ended March 31, 2008:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2009
Reported Net Sales	$24	100%	$70	100%
Pro forma COGS	7	30%	19	28%
Pro forma Gross Profit	$17	70%	$51	73%

For the three months ended March 31, 2009, $8,000 of costs for these raw materials is included in the COGS.

Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $339,000 for the three months ended March 31, 2009, compared to $553,000 for the comparable prior year period, a decrease of 38.7% or $214,000. The decrease is primarily attributable to a reduction of $68,000 in compensation expense, a decrease in stock-based compensation expense of $57,000, lower new product development costs of $64,000 and lower regulatory costs of $31,000. We anticipate that research and development expenses will increase when we initiate a post approval safety study of REPEL-CV in pediatric patients, and possible clinical studies in support of FDA approval of an expanded indication to include adult cardiac surgery patients.

General and administrative expenses totaled $432,000 for the three months ended March 31, 2009, compared to $628,000 for the comparable prior year period, a decrease of 31.2% or $196,000. The decrease is primarily attributable to a reduction of $71,000 in compensation expense, a decrease in stock-based compensation expense of $121,000, and lower legal and insurance expenses of $30,000 partially offset by higher consulting expenses of $25,000.

We incurred sales and marketing expenses of $281,000 for the three months ended March 31, 2009, compared to $335,000 for the comparable prior year period, a decrease of 16.1% or $54,000. The decrease is primarily attributable to a reduction of $48,000 in consulting expense. We anticipate continued increases in sales and marketing expenses associated with the US marketing of REPEL-CV and as we pursue broader international distribution.

Interest income totaled $14,000 for the three months ended March 31, 2009 and 2008.

We realized other income from the reversal of liabilities of $5,000 for the three months ended March 31, 2008; there were no comparable transactions for the three months ended March 31, 2009. The reversal of liabilities related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of the remaining liabilities in the foreseeable future.

Our net loss was $987,000 for the three months ended March 31, 2009, compared to $1,477,000 for the comparable prior year period, a decrease of 33.2% or $490,000. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2009 we had cash and cash equivalents of $1,987,000, compared to $1,681,000 at March 31, 2008.

At March 31, 2009, we had working capital of $1,987,000, compared to $1,489,000 at March 31, 2008.

Net cash used in operating activities was $1,087,000 for the three months ended March 31, 2009, compared to $1,474,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $987,000, increases totaling $155,000 in prepaid expenses and accounts receivable and a decrease of $118,000 in accounts payable, partially offset by the impact of $134,000 in such non-cash expenses as stock-based compensation and depreciation, and an increase of $32,000 in accrued expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $1,477,000, increases totaling $314,000 in accounts receivable, inventory and prepaid expenses and a $75,000 decrease in accounts payable partially offset by the impact of $301,000 in non-cash expenses, mainly comprised of stock-based compensation expenses, and an increase of $91,000 in accrued expenses.

Net cash provided from financing activities for the three months ended March 31, 2009 was $130,000 compared to $164,000 for the comparable prior year period. The current year amount was comprised of $119,000 of net proceeds from a note payable - insurance for the financing of our product liability and directors and officers insurance premiums and $11,000 from the exercise of stock options; the prior year amount was comprised of $164,000 of net proceeds from a similar note payable - insurance. (See Note G of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of March 31, 2009 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation.  As a result, we anticipate seeking to raise additional capital during the second half of 2009.  Insufficient funds may require us to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about our ability to continue as a going concern.

As a result of our limited capital resources and recurring net losses, our auditors have disclosed in their report on our 2008 financial statements that there is substantial doubt about our ability to continue as a going concern.

As of March 31, 2009, we had employment agreements with five individuals that expire as follows: two in September 2009, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $675,000 at March 31, 2009. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the chief executive officer and chief financial officer who are the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with interim cash conserving measures previously adopted by our Board of Directors under which 65% of the cash portion of performance bonuses and board fees would be payable in shares, (i) effective February 6, 2009, we granted an aggregate of 282,750 shares of common stock to certain of our officers and other employees in full satisfaction of $42,413 in aggregate performance bonus compensation for 2008 otherwise payable at that time in cash to such individuals and (ii) effective April 1, 2009,  we granted an aggregate of 54,167 shares of common stock to our non-employee directors in full satisfaction of $16,250 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2009.  In each case, the shares were valued at fair market value on the date of grant, as reflected by the prior trading day's closing price. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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

SYNTHEMED, INC.

Date: May 13, 2009	By:	/s/ Robert P. Hickey
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