Form 10-Q
period 2009-06-30
SyntheMed, Inc.
filed 2009-08-12
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 99,747,440 shares outstanding at August 6, 2009

SYNTHEMED, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenue
Product sales	$55	$90	$79	$160
Revenue	55	90	79	160

Cost of goods sold	54	42	58	61

Gross profit	1	48	21	99

Operating expenses:
Research and development	296	328	849	667
General and administrative	425	401	1,053	833
Sales and marketing	296	500	631	781
Operating expenses	1,017	1,229	2,533	2,281

(Loss) from operations	(1,016)	(1,181)	(2,512)	(2,182)

Other income/(expense):
Interest income	4	5	19	19
Interest expense	(1)	(1)	(1)	(1)
Reversal of liabilities			5
Other income/(expense)	3	4	23	18

Net loss	$(1,013)	$(1,177)	$(2,489)	$(2,164)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	87,628	99,636	87,605	99,314

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	June 30,
	2008	2009
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,944	$917
Accounts receivable, net	36	96
Inventory, net	199	187
Prepaid expenses and deposits	78	160
Total current assets	3,257	1,360

Machinery, equipment and software, less accumulated depreciation	74	44
TOTAL	$3,331	$1,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$208	$69
Accrued expenses	212	184
Insurance note payable	8	87
Total current liabilities	428	340

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 98,746 and 99,639	99	100
Additional paid-in capital	59,976	60,300
Accumulated deficit	(57,172)	(59,336)
Total stockholders' equity	2,903	1,064
TOTAL	$3,331	$1,404

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Six Months Ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(2,489)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	30
Amortization of acquired technology	21
Reversal of liabilities	(5)
Stock based compensation	485	315
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2	(60)
(Increase) decrease in inventory	(155)	12
(Increase) in prepaid expenses	(84)	(82)
(Decrease) in accounts payable	(116)	(139)
(Decrease) in accrued expenses	(80)	(28)
Net cash used in operating activities	(2,390)	(2,116)

Cash flows from financing activities:
Net proceeds from insurance note payable	112	79
Proceeds from exercise of stock options and warrants	13	10
Net cash provided by financing activities	125	89

Net (decrease) in cash and cash equivalents	(2,265)	(2,027)
Cash and cash equivalents at beginning of period	2,991	2,944
Cash and cash equivalents at end of period	$726	$917

Supplementary disclosure of non-cash operating activities:
Issuance of 54,167 common shares in settlement of a liability	$-	$16

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Going Concern

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the company is unable to continue as a going concern. The balance of cash and cash equivalents as of June 30, 2009 is not sufficient to meet the Company’s anticipated cash requirements through 2009, based on management’s present plan of operation. As a result, the Company anticipates seeking to raise additional capital during the second half of 2009. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its operations including the research and development programs and commercialization activities, or require the Company to license to third parties certain products or technologies that management would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The report of our independent registered public accounting firm contained in our fiscal 2008 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At June 30, 2009, the allowance for doubtful accounts was $23,000.

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

	December 31,	June 30,
	2008	2009

Raw materials	$139,000	$151,000
Work in process	33,000	20,000
Finished goods	73,000	53,000
	245,000	224,000
Slow moving and obsolete inventories	(46,000)	(37,000)
	$199,000	$187,000

The production of the Company’s inventory is outsourced through third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At June 30, 2009, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2009, there were 674,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2008	2009

Weighted average fair value at date of grant for options granted during the period	$0.44	$0.18
Risk-free interest rates	2.05% -2.64%	1.16%- 2.0%
Expected option life in years	9-10	8-10
Expected forfeiture rate	0%	0%
Actual vesting terms in years	2	2
Expected stock price volatility	94.8%	98.0%
Expected dividend yield	-0-	-0-

The following summarizes the activities of the Company’s stock options for the six months ended June 30, 2009 (shares in thousands):

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2009	13,818		$0.44	5.5 Years
Granted	1,470		0.18	9.8 Years
Exercised	(833	)*	0.13
Canceled, expired or forfeited	(765)		0.41
Outstanding at June 30, 2009	13,690		$0.42	5.5 Years	$157,000

Vested and expected to vest after June 30, 2009	11,335		$0.42	5.6 Years	$111,000

* Includes 783,000 options that were exercised on a cashless, net exercise basis that resulted in the issuance of 506,000 shares of common stock and the forfeiture of all rights to the remaining 277,000 shares otherwise issuable upon exercise of such options.

The following summarizes the activities of the Company’s stock options that have not vested as of June 30, 2009 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2009	2,130	$0.60
Granted	1,470	0.18
Canceled, expired or forfeited	(547)	0.42
Vested	(698)	0.31
Nonvested at June 30, 2009	2,355	$0.43

As of June 30, 2009, there was approximately $181,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 25 months.

The Company granted 1,280,000 and 1,470,000 options in the six-month periods ended June 30, 2008 and 2009, respectively. Of the 1,470,000 options granted during the period ended June 30, 2009, 360,000 vested immediately, 100,000 vest one year from the date of grant, 100,000 vest two years from the date of grant and 910,000 vest upon the achievement of certain performance criteria during 2009. The Company has recorded a charge of $7,000, $81,000 and $42,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the six months ended June 30, 2009. Of the 1,280,000 options granted during the period ended June 30, 2008, 545,000 vested immediately, 175,000 were scheduled to vest one year from the date of grant and 560,000 were scheduled to vest upon the achievement of certain performance criteria. The Company recorded a charge of $100,000, $295,000 and $90,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the six months ended June 30, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At June 30, 2009, the Company had 1,760,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.10 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones and the Company has recorded an estimated expense of $36,000 in research and development for these options, 910,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $7,000, $12,000 and $6,000 in research and development, general and administrative and sales and marketing expense, respectively, for these options and 750,000 relate to market condition criteria for the Company’s common stock and recorded an estimated charge of $46,000 in general and administrative expense for these options. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly.

F)	Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of the Company’s restricted common stock.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation.  In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee.  A useful life of five years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For the six month period ended June 30, 2008, the Company recorded amortization of $21,000 in research and development relating to these assets; no comparable expense was recorded for the six month period ended June 30, 2009,as these assets were fully amortized as of April 30, 2008.

G)	Insurance Note Payable

In March 2009, the Company entered into two short term financing agreements for product liability and directors and officers liability insurance premiums totaling $160,000, payable in monthly installments including interest of $6,700 and $7,000, respectively. The monthly installments are due through December 2009 and January 2010, respectively and carry interest of 4.9% per annum.

H)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 26,075,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Exercise of Options

For the six month period ended June 30, 2009, a total of 556,000 shares were issued from the exercise of options.  The Company received proceeds of approximately $10,000 from the exercise of options, resulting in the issuance of 50,000 shares of the Company’s common stock.  In addition, 783,000 were exercised using a cashless, net exercise feature that resulted in the issuance of 506,000 shares of common stock and the forfeiture of all rights to the remaining 277,000 shares otherwise issuable upon exercise of such options.

J)	Common Stock

In accordance with interim measures previously adopted by our Board of Directors under which 65% of the cash portion of performance bonuses and Board fees would be payable in shares, (i) effective February 6, 2009, we granted an aggregate of 282,750 shares of common stock to certain of our officers and other employees in full satisfaction of $42,000 in aggregate performance bonus compensation for 2008 otherwise payable at that time in cash to such individuals and (ii) effective April 1, 2009,  the Company granted an aggregate of 54,167 shares of common stock to our non-employee directors in full satisfaction of $16,000 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2009.  In each case, the shares were valued at fair market value on the date of grant, as reflected by the prior trading day's closing price. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ended June 30, 2009. The adoption has no impact on the Company’s financial statements.

In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of EITF 07-05 effective January 1, 2009 did not have any impact on the Company’s financial statements.

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

In April 2009, the FASB issued Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies" ("SFAS 141(R)-1"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of SFAS 141(R)-1 as of January 1, 2009 did not have an impact on the Company's financial position and results of operations, however it may have a material impact in the future which can not currently be determined.

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

 In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this pronouncement as of July 1, 2009 and does not expect the adoption to have a material impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009.

L)	Recent Accounting Pronouncements

In June 2009, the FASB has issued SFAS No. 167, Amendments to FASB Interpretation No 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 becomes effective for the Company in 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

M)	Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2009, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company follows Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment for unrecognized tax provisions.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2005–2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

N)	Reversal of Liabilities

For the six month period ended June 30, 2008, the Company reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and, as of the date of reversal, there had been no communication with the parties regarding the transactions since that time. Accordingly, based on advice of legal counsel, the Company believes that any claim for these amounts made at or subsequent to the time of reversal, would be barred by applicable statutes of limitations. No liabilities were reversed for the six month period ended June 30, 2009.

O)	Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.

P)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the six months ended June 30, 2008 and 2009, the Company made matching contributions to the plan in the amount of $12,000 and $20,000, respectively.

Q)	Shareholders Rights Plan

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

R)	Nature of Business

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s Revenues and Long-Lived Assets for the three and six months ended June 30, 2008 and 2009, respectively (in thousands):

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,
	2008	2009	2008	2009	2008	2009

					Long-Lived	Long-Lived
	Revenues	Revenues	Revenues	Revenues	Assets	Assets
United States	$-	$41	$-	$41	$104	$44
Saudi Arabia	-	18	-	24	-	-
Italy	12	-	33	24	-	-
Czech Republic	10	10	10	20	-	-
Turkey	29	-	29	-	-	-
Romania	-	13	-	13	-	-
Other countries	4	8	7	38	-	-

	$55	$90	$79	$160	$104	$44

S)	Subsequent Events

The Company’s non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with interim cash conserving measures previously adopted by the Company’s Board of Directors that stipulates that such quarterly cash compensation would be paid 35% in cash and the balance  in shares, effective July 1, 2009 the Company granted an aggregate of 108,334 shares of common stock to the Company’s non-employee directors in full satisfaction of $16,250 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the second quarter of 2009.  The shares were valued at fair market value on June 30, the last trading day of the quarter, as reflected by the closing price on that day.

The Company has performed an evaluation of subsequent events through August 12, 2009, which is the day the financial statements were filed.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals and US market launch of REPEL-CV.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In March 2009, the US Food and Drug Administration (“FDA”) approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation, in September 2007, of the FDA’s Circulatory System Devices Advisory Panel (“Advisory Panel”), which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the approval, we plan to conduct a post-approval safety study in pediatric patients. On July 23, 2009, a separate Advisory Panel met to provide general guidance to the FDA on the clinical requirements for anti-adhesion products in cardiac surgery as well as, during a closed session, to comment on clinical study protocols we submitted in support of the adult indication. The insight provided by the Advisory Panel will be used in our continuing discussions with the FDA. Establishment of the protocols necessary to support the expanded adult indication remains a strategic priority for our company and we are hopeful of a timely resolution, yet we are not in a position to predict either the timing of any such resolution or the nature and scope of any such protocols.

In May 2009, we received approval from the Australian Therapeutic Goods Administration to market REPEL-CV for use in all patients who undergo open heart surgery and have begun marketing the product in Australia through an independent distributor. In April 2009 we initiated the marketing of REPEL-CV in the United States through a direct sales force comprised of both Company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian and Middle Eastern markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network.

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

Results of Operations

Revenue for the three and six months ended June 30, 2009 was $90,000 and $160,000, respectively, compared to $55,000 and $79,000 for the comparable prior year periods, representing increases of 63.6% or $35,000 for the three month period and 102.5% or $81,000 for the six month period. Revenue is attributable to product sales of REPEL-CV in the United States and certain international markets.  The increase in revenue is primarily attributable to our launch of REPEL-CV in the United States in April 2009 and from initial stocking orders from new international distributors. The recent FDA approval of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

During the three month period ended June 30, 2009, sales in the United States comprised 45.1% or $41,000 of total revenue. For more detail on geographic breakdown, see Note R of Notes to Condensed Financial Statements.

Cost of goods sold was $42,000 and $61,000 for the three and six months ended June 30, 2009, respectively, compared to $54,000 and $58,000 for the comparable prior year periods, representing a decrease of 22.2% or $12,000 for the three month period and an increase of 5.2% or $3,000 for the six month period. The decrease in cost of goods sold for the three month period is mainly attributable to a charge of $34,000 in the prior year to the Reserve for Slow Moving and Obsolete Inventory which was partially offset by costs associated with higher current year sales.  The increase in cost of goods sold for the six month period is primarily attributable to factors mentioned in the previous comment as well as the inclusion of certain raw material costs in the current year period that had been included in product development expense in the prior year period. Had these raw material costs been included in the prior year period, cost of goods sold for that period would have increased by $3,000. As of December 31, 2008, the finished goods inventory produced from this raw material was fully depleted.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of these raw materials of $3,000 had been included in finished goods inventory for the six months ended June 30, 2008:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2009
Reported Net Sales	$79	100%	$160	100%
Pro forma COGS	61	77%	61	38%
Pro forma Gross Profit	$18	23%	$99	62%

 For the six months ended June 30, 2009, $15,000 of costs for these raw materials is included in the COGS.

 Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $328,000 and $667,000 for the three months and six months ended June 30, 2009, respectively, compared to $296,000 and $849,000 for the comparable prior year periods, an increase of 10.8% or $32,000 for the three month period and a decrease of 21.4% or $182,000 for the six month period. The increase for the three month period is primarily attributable to an increase of $22,000 in regulatory costs, increased legal expenses of $16,000, and higher new product development costs of $11,000, partially offset by a decrease in stock-based compensation expense of $18,000. The decrease for the six month period is primarily attributable to reductions in stock-based compensation expense of $83,000, compensation expense of $55,000, and new product development costs of $52,000, partially offset by increased regulatory costs associated with the REPEL-CV PMA application of $24,000.

General and administrative expenses totaled $401,000 and $833,000 for the three months and six months ended June 30, 2009, respectively, compared to $425,000 and $1,053,000 for the comparable prior year periods, a decrease of 5.6% or $24,000 for the three month period and a decrease of 20.9% or $220,000 for the six month period. The decrease for the three month period is primarily attributable to lower stock-based compensation expense of $41,000 partially offset by higher consulting expenses of $25,000. The decrease for the six month period is primarily attributable to lower stock-based compensation expense of $162,000, reduced compensation expense of $68,000 and lower legal and insurance expenses of $27,000, partially offset by higher consulting expenses of $50,000.

We incurred sales and marketing expenses of $500,000 and $781,000 for the three months and six months ended June 30, 2009, respectively, compared to $296,000 and $631,000 for the comparable prior year periods, an increase of 68.9% or $204,000 for the three month period and an increase of 23.8% or $150,000 for the six month period. The increase for the three month period is primarily attributable to increases totaling $178,000 in compensation related expenses, training expenses, recruiting fees, travel expenses, advertising and consulting expenses primarily related to the launch of REPEL-CV in the United States. The increase for the six month period is primarily attributable to increases totaling $187,000 in compensation related expenses, recruiting fees, travel expenses, training expenses and advertising fees primarily related to the launch of REPEL-CV in the United States, partially offset by a decrease in consulting expenses of $49,000. We anticipate future increases in sales and marketing expenses as we increase penetration into the United States market and continue to pursue broader international distribution.

Interest income totaled $5,000 and $19,000 for the three months and six months ended June 30, 2009, respectively, compared to $4,000 and $19,000 for the comparable prior year periods.

Interest expense totaled $1,000 for the three months and six months ended June 30, 2009, respectively, compared to $1,000 for the comparable prior year periods.

We realized other income from the reversal of liabilities of $5,000 for the six months ended June 30, 2008; there were no comparable transactions for the six months ended June 30, 2009. The reversal of liabilities related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of the remaining liabilities in the foreseeable future.

Our net loss was $1,177,000 and $2,164,000 for the three months and six months ended June 30, 2009, respectively, compared to $1,013,000 and $2,489,000 for the comparable prior year periods, an increase of 16.2% or $164,000 for the three month period and a decrease of 13.1% or $325,000 for the six month period. The changes are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $917,000, compared to $726,000 at June 30, 2008.

At June 30, 2009, we had working capital of $1,020,000, compared to $722,000 at June 30, 2008.

Net cash used in operating activities was $2,116,000 for the six months ended June 30, 2009, compared to $2,390,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $2,164,000, increases totaling $142,000 in prepaid expenses and accounts receivable and decreases of $167,000 in accounts payable and accrued expenses, partially offset by the impact of $345,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $2,489,000, increases totaling $239,000 in inventory and prepaid expenses and decreases totaling $196,000 in accounts payable and accrued expenses, partially offset by the impact of $532,000 in non-cash expenses, mainly stock-based compensation expenses.

Net cash provided from financing activities for the six months ended June 30, 2009 was $89,000 compared to $125,000 for the comparable prior year period. The current year amount was comprised of $79,000 of net proceeds from a insurance note payable for the financing of our product liability and directors and officers insurance premiums and $10,000 from the exercise of stock options; the prior year amount was comprised of $112,000 of net proceeds from a similar insurance note payable and $13,000 from the exercise of stock options. (See Note G of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of June 30, 2009 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation.  As a result, we anticipate seeking to raise additional capital during the second half of 2009.  Insufficient funds may require us to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization activities, or require us to license to third parties certain products or technologies that we would otherwise seek to commercialize independently. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about our ability to continue as a going concern. The report of our independent registered public accounting firm contained in our fiscal 2008 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

As of June 30, 2009, we had employment agreements with five individuals that expire as follows: two in September 2009, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $675,000 at June 30, 2009. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with interim cash conserving measures previously adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid 35% in cash and the balance  in shares, effective July 1, 2009 we granted an aggregate of 108,334 shares of common stock to our non-employee directors in full satisfaction of $16,250 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the second quarter of 2009.  The shares were valued at fair market value on June 30, the last trading day of the quarter, as reflected in the closing price on that day. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

Item 4.   Submission of Matters to a Vote of Security Holders

At our annual meeting held on June 8, 2009, the following proposals were submitted to a vote of stockholders:

Proposal 1. Election of Directors.

	For	Withheld
David G. P. Allan	59,732,270	587,653
Barry R. Frankel	59,737,976	581,947
Richard L. Franklin, MD	59,685,205	634,718
Joerg Gruber	59,916,979	402,944
Robert P. Hickey	59,669,876	650,047
Walter R. Maupay, Jr.	59,656,070	663,853

Proposal 2.  To ratify the appointment of Eisner LLP as the independent registered public accounting firm of our company.

For	Against	Abstain

59,571,515	736,472	11,935

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
Date: August 12, 2009

EXHIBIT INDEX

ITEM

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.