Form 10-Q
period 2009-09-30
SyntheMed, Inc.
filed 2009-11-06
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
Common Stock, $.001 Par Value – 104,809,940 shares outstanding at October 31, 2009

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2008 and 2009	3

	Condensed Balance Sheets as of December 31, 2008 and September 30, 2009 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2008 and 2009	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	18

Part II -	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

	Signature	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue
Product sales	$44	$92	$123	$252
Revenue	44	92	123	252

Cost of goods sold	13	59	71	120

Gross profit	31	33	52	132

Operating expenses:
Research and development	316	491	1,165	1,158
General and administrative	408	300	1,461	1,133
Sales and marketing	344	316	975	1,097
Operating expenses	1,068	1,107	3,601	3,388

(Loss) from operations	(1,037)	(1,074)	(3,549)	(3,256)

Other income/(expense):
Interest income	1	1	20	20
Interest expense	(1)	(1)	(2)	(2)
Reversal of liabilities			5
Other income/(expense)	-	-	23	18

Net loss	$(1,037)	$(1,074)	$(3,526)	$(3,238)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding	87,899	99,802	87,703	99,479

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31, September 30,
	2008	2009
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,944	$960
Accounts receivable, net	36	28
Inventory, net	199	163
Prepaid expenses and deposits	78	124
Total current assets	3,257	1,275

Machinery, equipment and software, less accumulated depreciation	74	32
TOTAL	$3,331	$1,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$208	$101
Accrued expenses	212	179
Insurance note payable	8	47
Total current liabilities	428	327

Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 98,746 and 104,747	99	105
Additional paid-in capital	59,976	61,285
Accumulated deficit	(57,172)	(60,410)
Total stockholders' equity	2,903	980
TOTAL	$3,331	$1,307

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for share data)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(3,526)	$(3,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	42
Amortization of acquired technology	21
Reversal of liabilities	(5)
Stock based compensation	630	386
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18)	8
(Increase) decrease in inventory	(142)	36
(Increase) in prepaid expenses	(37)	(46)
(Decrease) in accounts payable	(108)	(107)
(Decrease) in accrued expenses	(61)	(17)
Net cash used in operating activities	(3,200)	(2,936)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,684	903
Net proceeds from insurance note payable	60	39
Proceeds from exercise of stock options and warrants	148	10
Net cash provided by financing activities	3,892	952

Net increase (decrease) in cash and cash equivalents	692	(1,984)
Cash and cash equivalents at beginning of period	2,991	2,944
Cash and cash equivalents at end of period	$3,683	$960

Supplementary disclosure of non-cash operating activities:
Issuance of 445,250 common shares in settlement of a liability	$-	$75

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Going Concern

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The balance of cash and cash equivalents as of September 30, 2009 may not be sufficient to meet the Company’s anticipated cash requirements through 2009, based on management’s present plan of operation. As a result, the Company is seeking to raise additional capital to meet short-term requirements. Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and may require the Company to license or sell to third parties certain products or technologies that management would otherwise seek to commercialize independently. The Company does not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for the adult cardiac surgery indication for REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”). Therefore, the Company is pursuing strategic and other arrangements. No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The report of our independent registered public accounting firm contained in our 2008 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

B)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 through December 31, 2013, and $100,000 thereafter.

C)	Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $29,000 and $14,000, respectively.

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

	December 31,	September 30,
	2008	2009

Raw materials	$139,000	$125,000
Work in process	33,000	14,000
Finished goods	73,000	31,000
	245,000	170,000
Slow moving and obsolete inventories	(46,000)	(7,000)
	$199,000	$163,000

             During the nine months ended September 30, 2009, management has disposed of  $26,000 of slow moving and obsolete inventory.

             The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At September 30, 2009, the Company has three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of common stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At September 30, 2009, there were 694,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

The Company follows the FASB ASC 718 “Compensation – Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognize compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits . This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718.

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2008	2009

Weighted average fair value at date of grant for options granted during the period	$0.42	$0.18
Risk-free interest rates	2.05% -2.79%	1.16%- 2.0%
Expected option life in years	7-10	8-10
Expected forfeiture rate	0%	0%
Actual vesting terms in years	1-3	2
Expected stock price volatility	94.1%	98.0%
Expected dividend yield	-0-	-0-

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2009 (shares in thousands):

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2009	13,818		$0.44	5.5 Years
Granted	1,470		0.18	9.5 Years
Exercised	(833	)*	0.13
Canceled, expired or forfeited	(785)		0.42
Outstanding at September 30, 2009	13,670		$0.42	5.9 Years	$654,000

Vested and expected to vest after September 30, 2009	11,355		$0.42	5.5 Years	$509,000

* Includes 783,000 options that were exercised on a cashless, net exercise basis that resulted in the issuance of 506,000 shares of common stock and the forfeiture of all rights to the remaining 277,000 shares otherwise issuable upon exercise of such options.

The following summarizes the activities of the Company’s stock options that have not vested as of September 30, 2009 (shares in thousands):

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2009	2,130	$0.60
Granted	1,470	0.18
Canceled, expired or forfeited	(547)	0.42
Vested	(738)	0.31
Nonvested at September 30, 2009	2,315	$0.43

As of September 30, 2009, there was approximately $152,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 22 months.

The Company granted 1,440,000 and 1,470,000 options in the nine-month periods ended September 30, 2008 and 2009, respectively. Of the 1,470,000 options granted during the period ended September 30, 2009, 360,000 vested immediately, 100,000 vest one year from the date of grant, 100,000 vest two years from the date of grant and 910,000 vest upon the achievement of certain performance criteria during 2009. The Company has recorded a charge of $11,000, $88,000 and $55,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2009. Of the 1,440,000 options granted during the period ended September 30, 2008, 585,000 vested immediately, 215,000 vest one year, 40,000 options vest two years and 40,000 options vest three years from the date of grant, respectively and 560,000 were scheduled to vest upon the achievement of certain performance criteria, of which, 60,000 options were subsequently cancelled. The Company recorded a charge of $92,000, $407,000 and $131,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2008.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At September 30, 2009, the Company had 1,760,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.10 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones and the Company has recorded an estimated expense of $36,000 in research and development for these options, 910,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $11,000, $19,000 and $9,000 in research and development, general and administrative and sales and marketing expense, respectively, for these options and 750,000 relate to market condition criteria for the Company’s common stock and recorded an estimated charge of $68,000 in general and administrative expense for these options. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly.

F)	Acquired Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of the Company’s restricted common stock.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation.  In connection with this transaction, the Company recorded $344,000 as the fair value of this technology which includes (i) $330,000, representing the deemed value of the shares issued (approximately $0.0478 per share) paid by investors in the contemporaneous private placement of Series C Convertible Preferred Stock and related warrants; (ii) $11,000 in transaction-related costs and (iii) $3,000 representing the fair value of the options issued as a finder’s fee.  A useful life of five years was assigned to the acquired technology considering the stage of product development, the estimated period during which patent protection could be enforced, which would go well beyond five years from the acquisition date, the development cycle time for medical devices of the type envisioned by us based on such technology, as well as potential technology obsolescence over time. For the nine month period ended September 30, 2008, the Company recorded amortization of $21,000 in research and development relating to these assets; no comparable expense was recorded for the nine month period ended September 30, 2009, as these assets were fully amortized as of April 30, 2008.

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

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 31,405,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Exercise of Options

For the nine month period ended September 30, 2009, a total of 556,000 shares were issued from the exercise of options.  The Company received proceeds of approximately $10,000 from the exercise of options, resulting in the issuance of 50,000 shares of the Company’s common stock.  In addition, 783,000 were exercised using a cashless, net exercise feature that resulted in the issuance of 506,000 shares of common stock and the forfeiture of all rights to the remaining 277,000 shares otherwise issuable upon exercise of such options.

J)	Common Stock

On September 30, 2009, the Company raised $1,000,000 in gross proceeds from the sale of 5,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.20 per unit. The warrants are exercisable for shares at a price of $.20 per share, and are scheduled to expire on September 30, 2013. In connection with the financing, the Company paid a placement agent a commission of $70,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 350,000 shares of common stock, representing 7% of the number of units sold in the financing. The agent warrants are identical to the investor warrants. The Company also reimbursed the agent for certain financing-related expenses totaling $27,000 including legal fees. One of the Company’s directors, Mr. Joerg Gruber, is Chairman and a director of the placement agent.

In accordance with interim measures previously adopted by the Company’s Board of Directors under which 65% of the cash portion of performance bonuses and Board fees would be payable in shares, (i) effective February 6, 2009, the Company granted an aggregate of 282,750 shares of common stock to certain of the Company’s officers and other employees in full satisfaction of $42,000 in aggregate performance bonus compensation for 2008 otherwise payable at that time in cash to such individuals and (ii) effective April 1, 2009,  the Company granted an aggregate of 54,166 shares of common stock to the Company’s non-employee directors in full satisfaction of $16,250 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2009 and (iii) effective July 1, 2009 the Company granted an aggregate of 108,334 shares of common stock to the Company’s non-employee directors in full satisfaction of $16,250 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the second quarter of 2009.  In each case, the shares were valued at fair market value on the date of grant, as reflected by the prior trading day's closing price. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

On October 10, 2008, the FASB issued FASB ASC 820-10-35 (Previously known as: (FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”) which was effective upon issuance, including periods for which financial statements have not been issued. It clarified the application of FASB ASC 820-10 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB ASC 820-10-65 (Previously known as: FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards FASB ASC 820-10 (Prior authoritative literature: (SFAS) No. 157 “Fair Value Measurements”). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ended June 30, 2009. The adoption has no impact on the Company’s financial statements.

In 2008, the FASB issued FASB ASC 815-40 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of FASB ASC 815-40 effective January 1, 2009 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10-05 as of January 1, 2009 did not have an impact on the Company's financial position and results of operations, however it may have a material impact in the future which can not currently be determined.

 In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this pronouncement as of July 1, 2009 and did not have a material impact on the financial statements.

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009.

L)	Recent Accounting Pronouncements

In June 2009, the FASB has issued SFAS No. 167, Amendments to FASB Interpretation No 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 becomes effective for the Company in 2010 and has currently not been codified in the ASC. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on the Company’s financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

M)	Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: SFAS No. 109), Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2009, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company follows FASB ASC 740-10-25 (Previously known as: Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes) an interpretation of FASB ASC 740-10-25 on January 1, 2007. As a result of the implementation of FASB ASC 740-10-25, the Company recognized no adjustment for unrecognized tax provisions.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

N)	Reversal of Liabilities

For the nine month period ended September 30, 2008, the Company reversed liabilities of $5,000 primarily relating to trade transactions with former vendors. The underlying transactions occurred during or before March 31, 2002 and, as of the date of reversal, there had been no communication with the parties regarding the transactions since that time. Accordingly, based on advice of legal counsel, the Company believes that any claim for these amounts made at or subsequent to the time of reversal, would be barred by applicable statutes of limitations. No liabilities were reversed for the nine month period ended September 30, 2009.

O)	Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.

P)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the nine months ended September 30, 2008 and 2009, the Company made matching contributions to the plan in the amount of $17,000 and $29,000, respectively.

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

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s Revenues and Long-Lived Assets for the three and nine months ended September 30, 2008 and 2009, respectively (in thousands):

Geographic Information

	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2008	2009	2008	2009	2008	2009

	Revenues		Revenues		Long-Lived Assets

United States	$-	$45	$-	$85	$89	$32
Saudi Arabia	-	11	-	35	-	-
Italy	36	-	69	24	-	-
Czech Republic	-	5	10	25	-	-
Turkey	-	-	29	-	-	-
Romania	-	-	-	13	-	-
Dubai	-	10	-	10	-	-
Australia	-	7	-	7	-	-
France	-	7	-	21	-	-
Canada	6	-	7	-	-	-
Other countries	2	7	8	32	-	-

	$44	$92	$123	$252	$89	$32

S)	Subsequent Events

The Company’s non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with interim cash conserving measures previously adopted by the Company’s Board of Directors that stipulates that such quarterly cash compensation would be paid 35% in cash and the balance in shares, effective October 1, 2009 the Company granted an aggregate of 62,500 shares of common stock to the Company’s non-employee directors in full satisfaction of $16,250 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the third quarter of 2009.  The shares were valued at fair market value on September 30, the last trading day of the quarter, as reflected by the closing price on that day.

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the day the financial statements were filed.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in a strategic transaction to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In November 2008, we received 510(k) clearance to market from the FDA for SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are continuing to explore a marketing/distribution relationship with prospective companies who focus on the ear, nose and throat (“ENT”) surgical market.

In March 2009, the US Food and Drug Administration (“FDA”) approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation, in September 2007, of the FDA’s Circulatory System Devices Advisory Panel (“Advisory Panel”), which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the approval, we are required to conduct a post-approval safety study in pediatric patients.

In July 2009, a separate Advisory Panel met to provide general guidance to the FDA on the clinical requirements for anti-adhesion products in cardiac surgery as well as, during a closed session, to comment on clinical study protocols we submitted in support of the adult indication. In August 2009, we reached an understanding with the FDA regarding the additional clinical data requirements for the adult indication.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an Investigational Device Exemption (“IDE”) application.  We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  Therefore, we are pursuing strategic and other arrangements.

During the third quarter, we further expanded our international distribution network through the approvals by regulatory authorities in Brazil and the Russian Federation to market REPEL-CV for use in all patients who undergo open heart surgery and have begun marketing the product in these countries through independent distributors. In April 2009, we initiated the marketing of REPEL-CV in the United States through a direct sales force comprised of both Company and independent sales representatives. REPEL-CV has been available for sale in the European Union and certain Southeast Asian and Middle Eastern markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network.

Results of Operations

Revenue for the three and nine months ended September 30, 2009 was $92,000 and $252,000, respectively, compared to $44,000 and $123,000 for the comparable prior year periods, representing increases of 109.1% or $48,000 for the three month period and 104.9% or $129,000 for the nine month period. The increases in revenue are primarily attributable to our launch of REPEL-CV in the United States in April 2009 and from initial stocking orders from new international distributors. The recent FDA approval of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

During the three and nine month periods ended September 30, 2009, sales revenue in the United States were $45,000 and $85,000 which represented 48.9% and 33.7% of total revenue for the respective periods. For more detail on geographic breakdown, see Note R of Notes to Condensed Financial Statements.

Cost of goods sold was $59,000 and $120,000 for the three and nine months ended September 30, 2009, respectively, compared to $13,000 and $71,000 for the comparable prior year periods, representing an increase of 353.8% or $46,000 for the three month period and an increase of 69% or $49,000 for the nine month period. The increase in cost of goods sold for the three month period is mainly attributable to a charge of $28,000 in the current year period for a failed inventory production run in addition to the costs associated with higher current year sales.  The increase in cost of goods sold for the nine month period is primarily attributable to factors mentioned in the previous comment as well as the inclusion of certain raw material costs in the current year period that had been included in product development expense in the prior year period. Had these raw material costs been included in the prior year period, cost of goods sold for that period would have increased by $3,000. As of December 31, 2008, the finished goods inventory produced from this raw material was fully depleted.

The following table illustrates the effect on cost of goods sold and gross profit if the cost of these raw materials of $3,000 had been included in finished goods inventory for the nine months ended September 30, 2008 (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2008 Proforma		September 30, 2009 Actual
Reported Net Sales	$123	100%	$252	100%
COGS	74	60%	120	48%
Gross Profit	$49	40%	$132	52%

 For the nine months ended September 30, 2009, $23,000 of costs for these raw materials is included in the cost of goods sold.

 Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $491,000 and $1,158,000 for the three and nine months ended September 30, 2009, respectively, compared to $316,000 and $1,165,000 for the comparable prior year periods, an increase of 55.4% or $175,000 for the three month period and a decrease of 0.6% or $7,000 for the nine month period. The increase for the three month period is primarily attributable to an increase of $134,000 in regulatory costs, increased stock-based compensation expense of $20,000, and higher new product development costs of $24,000.

General and administrative expenses totaled $300,000 and $1,133,000 for the three and nine months ended September 30, 2009, respectively, compared to $408,000 and $1,461,000 for the comparable prior year periods, a decrease of 26.5% or $108,000 for the three month period and a decrease of 22.5% or $328,000 for the nine month period. The decrease for the three month period is primarily attributable to lower stock-based compensation expense of $67,000 and reduced legal fees of $31,000. The decrease for the nine month period is primarily attributable to reductions in stock-based compensation expense of $196,000, compensation expense of $61,000, legal fees of $44,000, and director fees, investor relations and insurance expenses totaling $49,000.

We incurred sales and marketing expenses of $316,000 and $1,097,000 for the three and nine months ended September 30, 2009, respectively, compared to $344,000 and $975,000 for the comparable prior year periods, a decrease of 8.1% or $28,000 for the three month period and an increase of 12.5% or $122,000 for the nine month period. The decrease for the three month period is primarily attributable to decreases totaling $85,000 in consulting expenses, recruiting fees and meeting expenses, partially offset by increased compensation-related and travel expenses totaling $52,000 primarily related to the launch of REPEL-CV in the United States. The increase for the nine month period is primarily attributable to increases totaling $203,000 in compensation-related expenses, recruiting fees, travel expenses, training expenses and samples expense primarily related to the launch of REPEL-CV in the United States, partially offset by a decrease in consulting expenses of $92,000. We anticipate future increases in sales and marketing expenses as we increase penetration into the United States market and continue to pursue broader international distribution.

Interest income totaled $1,000 and $20,000 for the three and nine months ended September 30, 2009, respectively, compared to $1,000 and $20,000 for the comparable prior year periods.

Interest expense totaled $1,000 and $2,000 for the three and nine months ended September 30, 2009, respectively, compared to $1,000 and $2,000 for the comparable prior year periods.

We realized other income from the reversal of liabilities of $5,000 for the nine months ended September 30, 2008; there were no comparable transactions for the nine months ended September 30, 2009. The reversal of liabilities related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of the remaining liabilities in the foreseeable future.

Our net loss was $1,074,000 and $3,238,000 for the three and nine months ended September 30, 2009, respectively, compared to $1,037,000 and $3,526,000 for the comparable prior year periods, an increase of 3.6% or $37,000 for the three month period and a decrease of 8.2% or $288,000 for the nine month period. The changes are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $960,000, compared to $3,683,000 at September 30, 2008.

At September 30, 2009, we had working capital of $948,000, compared to $3,664,000 at September 30, 2008.

Net cash used in operating activities was $2,936,000 for the nine months ended September 30, 2009, compared to $3,200,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $3,238,000, decreases totaling $108,000 in accounts payable and accrued expenses, partially offset by the impact of $412,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $3,526,000, increases totaling $160,000 in inventory and accounts receivable, decreases totaling $169,000 in accounts payable and accrued expenses and a decrease of $23,000 in prepaid expenses, partially offset by the impact of $692,000 in stock-based compensation and other non-cash expenses.

Net cash provided from financing activities for the nine months ended September 30, 2009 was $952,000 compared to $3,892,000 for the prior year period. The current year amount was comprised of $903,000 from the sale of common stock and warrants and $39,000 of net proceeds from a insurance note payable for the financing of our product liability and directors and officers insurance premiums and $10,000 from the exercise of stock options; the prior year amount was comprised of $3,684,000 of net proceeds from the sale of common stock and warrants, a similar insurance note payable of $60,000 and $148,000 from the from the exercise of stock options. (See Note G of Notes to Condensed Financial Statements.)

The balance of cash and cash equivalents as of September 30, 2009 may not be sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation.  As a result, we are seeking to raise additional capital to meet our short-term requirements.  Insufficient funds has required us to delay, scale back or eliminate some of our operations including research and development programs and certain commercialization activities and may require us to license or sell to third parties certain products or technologies that we would otherwise seek to commercialize independently. We do not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for the REPEL-CV adult indication. Therefore, we are pursuing strategic and other arrangements. No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about our ability to continue as a going concern. The report of our independent registered public accounting firm contained in our 2008 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

As of September 30, 2009, we had employment agreements with five individuals that expire as follows: two in September 2010, one in March 2010, one in May 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $675,000 at September 30, 2009. We have also entered into change of control agreements with our three executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of such executives’ annual base salaries plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with interim cash conserving measures previously adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid 35% in cash and the balance in shares, effective October 1, 2009 we granted an aggregate of 62,500 shares of common stock to our non-employee directors in full satisfaction of $16,250 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the third quarter of 2009.  The shares were valued at fair market value on September 30, the last trading day of the quarter, as reflected in the closing price on that day. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

Item 6.	Exhibits

10.1	Form of Subscription Agreement for investors in the September 2009 unit placement (including form of investor warrant), pursuant to which an aggregate of 5,000,000 units were sold.

10.2	Agency Agreement dated September 30, 2009 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent.

10.3	Broker warrant issued for 350,000 shares to the placement agent in connection with the September 2009 placement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
Date: November 6, 2009

EXHIBIT INDEX

ITEM

10.1	Form of Subscription Agreement for investors in the September 2009 unit placement (including form of investor warrant), pursuant to which an aggregate of 5,000,000 units were sold.

10.2	Agency Agreement dated September 30, 2009 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent.

10.3	Broker warrant issued for 350,000 shares to the placement agent in connection with the September 2009 placement.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.