Form 10-K
period 2009-12-31
SyntheMed, Inc.
filed 2010-03-22
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,000,000  based on the last reported sale price of the registrant’s common stock as of June 30, 2009.

At February 28, 2010, 109,041,190 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

SyntheMed, Inc.
Table of Contents

PART I
Item 1.   Business.

General

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of cardiac surgery to reduce the formation of post-operative adhesions.

We have been selling REPEL-CV domestically since obtaining US Food and Drug Administration (“FDA”) clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, our marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.  In 2009, we generated $360,000 in product sales from REPEL-CV, compared to $181,000 in the prior year.

Following FDA approval for the pediatric indication, we focused on clarifying the additional clinical data that the FDA would require as a basis for expanding US regulatory approval to include the adult indication.  In August 2009, we reached an understanding with the FDA regarding these data requirements and the scope of the related clinical studies.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an Investigational Device Exemption (“IDE”) application.  We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  As a result, we are exploring strategic and other transactions to fund such studies in a way that would maximize value for our shareholders.

We believe that there are a number of opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery through the reduction of post-operative adhesions. We are currently focusing on the following two opportunities:

•
In November 2008, we received 510(k) clearance from the FDA to market SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are continuing to explore a marketing/distribution relationship with prospective companies who focus on the ear, nose and throat (“ENT”) surgical market.

•
We have submitted an application with the European Union regulatory authority for the expansion of the CE Mark indication for our polymer film to include use as an anti-adhesion material in gynecologic surgical procedures.

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

Regulatory

In March 2009, the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we are required to conduct a post-approval safety study in pediatric patients.

In July 2009, a separate Advisory Panel met to provide general guidance to the FDA on the clinical requirements for anti-adhesion products in cardiac surgery as well as, during a closed session, to comment on clinical study protocols we submitted in support of the adult indication. In August 2009, we reached an understanding with the FDA regarding the additional clinical data requirements for the adult indication.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an IDE application.  We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  As a result, we are exploring strategic and other transactions to fund such studies in a way that would maximize value for our shareholders.

In August 2006, we received CE Mark approval for use of REPEL-CV to reduce the incidence, severity and extent of post-operative adhesion formation in both adult and pediatric patients undergoing cardiac surgery.

In July 2008, we received Health Canada’s approval to market REPEL-CV for use in pediatric patients who undergo open heart surgery.

In 2009, we received approvals from the regulatory authorities in Australia, Brazil, India, Russia and Saudi Arabia for the use of REPEL-CV in all patients undergoing cardiac surgery.  Similar applications are pending with the regulatory authorities in Costa Rica, Columbia, South Korea, Taiwan and Uruguay.

Other Film-Based Product Opportunities

We are also assessing opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or help to avoid post-operative complications.  For example, in November 2008 we received 510(k) clearance from the FDA to market SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space occupying stent in nasal and sinus surgical procedures. There are approximately two million surgical procedures performed in the United States each year involving the sinuses.  Invariably, as a result of the trauma and bleeding which occurs during these procedures, the sinus passages become blocked resulting in the need for a subsequent surgical procedure to clear the blockage.  Surgeons will often use silicone and other non-resorbable tubes to maintain clear openings of the sinus passages during the post-operative healing period; however, these tubes must be removed which unavoidably causes additional trauma and bleeding.  We have received Institutional Review Board approval at a major clinical center to initiate a clinical study to evaluate the use of SinusShield in coil form to perform the same post-operative task as the silicone tubing but without the need to subsequently remove the material.  The initiation of this study is contingent upon the availability of additional financial resources.

We are assessing the potential application of our polymer film in the pelvic cavity where the formation of post-operative adhesions following gynecologic surgery causes various clinical complications including infertility, chronic pain and small bowel obstruction. Various compositions of our polymer film technology have previously been successfully evaluated in preclinical and clinical gynecologic adhesion models.  We have successfully completed a similar preclinical study with the current generation film and have submitted application with the European Union regulatory authority for the expansion of the CE Mark indication for our polymer film to include use in gynecologic surgical procedures.

Another potential application is in spine surgery where the trauma and bleeding during the surgical procedure can result in the spinal nerves becoming tethered to the adjacent structures through the formation of post-operative adhesions resulting in chronic pain and restricted mobility.  We have conducted preclinical studies in which our polymer film reduced the extent and severity of peridural adhesions.   Further pursuit of this opportunity has been suspended due to lack of financial resources.

RESOLVE

We have evaluated bioresorbable materials that coat tissue surfaces as a means of providing broad-based versus site specific protection against adhesion formation.  The objective was to provide surgeons with products that are effective in reducing the extent and severity of adhesions and are easy to use in both open and less-invasive surgical procedures.  This approach has particular application in gynecological and general abdominal surgery due to the “bowl shaped” anatomical configuration of the peritoneal cavity. The viscous solutions would be used as an instillate that is poured (open procedures) or injected (laparoscopic procedures) into the peritoneal cavity at the conclusion of the procedure to coat and lubricate the tissue surfaces thereby protecting the organs from adhesion formation.  The viscous solutions would continue to recoat the traumatized tissue surfaces as the patient is ambulated during the immediate post-operative recovery phase.

In preclinical studies, a number of formulations of these instillate materials had been evaluated.   In addition to being determined as safe and biocompatible, these materials appeared to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these preclinical studies.  This development program has been stopped due to lack of sufficient financial resources.

RELIEVE

Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery.  The RELIEVE category of viscous gel products has been under development through preclinical studies.  Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery.  Our focus has been to exploit our proprietary bioresorbable reverse thermal gel polymer technology in the development of viscous gels for these indications.  The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the higher temperature of internal tissue surfaces.  This development program has been stopped due to lack of sufficient financial resources.

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

We incurred expenses of $1,387,000 in 2009 and $1,609,000 in 2008 on company-sponsored research and development activities. Our research and development activities are currently conducted through arrangements with various consultants, companies and institutions in the United States, Europe and Israel.

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

The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach the Yissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit us additional time to achieve minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, we have paid Yissum an aggregate of $850,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2009.  A modification to the 2009 minimum royalty payment was agreed whereby we paid $50,000 of the $200,000 obligation in January 2010 with the balance, along with accumulated interest and a potential transaction-related premium, due upon the completion of a strategic transaction. Our rights under the Yissum Agreement are preserved through the end of 2011 either through the payment of the 5% royalty on net sales or an annual minimum royalty of $250,000 for performance year 2010..  Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above.  We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to us will revert in full to Yissum.

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

We are actively pursuing listing of REPEL-CV on formulary in the United Kingdom, Australia and Belgium which would allow for specific reimbursement in public hospitals.  We are also supporting recently-appointed distributors in Columbia, Uruguay, South Korea, Taiwan and Costa Rica in obtaining registration to market and, in some instances, possible government reimbursement approval.

Patents and Proprietary Rights

In connection with the polymer technology relating to the Yissum Agreement, we currently hold eight United States patents, four European patents, one Canadian patent and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds.  Among the claims referenced in our patents are claims pertaining to:

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

These issued patents are scheduled to expire on various dates from July 2016 through May 2022.  In addition, there are a number of patent applications in various stages of prosecution.   The expiration date of the first patent relevant to REPEL-CV and other bioresorbable polymer products under development is in 2016.  The U.S. patent terms may be extended for a maximum of five years, depending upon the circumstances associated with regulatory approval. Only one patent which covers a marketed product may be term extended. If a patent expires before a product covered by such patent is marketed, patent term extension does not apply.  Application for extension of the patent due to expire in July 2016 is in review at the US Patents & Trademarks Office.

In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

Competition

Our adhesion prevention products are expected to compete with various currently marketed products such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, CoSeal®, a product of Angiotech Pharmaceuticals, Inc., and Adept®, a product of ML Labs Ltd., both licensed in certain markets to Baxter International, CardioWrap®, a product of Mast Surgical,and licensed, in certain markets, to CryoLife and Preclude®, a product of WL Gore.  Several other companies including, Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Covidien, Integra Life Sciences, Inc. and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions.   The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration.  Our products are being positioned to compete in market segments where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.

Our lead product, REPEL-CV, is the only anti-adhesion product approved by the FDA for use in open heart surgeries.  We nevertheless encounter competition in the United States from other products like CardioWrap and Preclude which are being used off label to reduce adhesions particularly in staged procedures performed on neonatal patients.  Internationally, a number of the above-mentioned products are approved for the same indication. These competitive products are not supported by controlled clinical studies of the type that have been conducted for REPEL-CV through the FDA regulatory process, which, we believe, has contributed to their achieving very limited use.

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

Marketing and Sales

In April 2009, we began marketing and selling REPEL-CV in the United States through a direct sales force comprised of both our own sales representatives and independent sales representatives.  All of the field sales personnel are expected to have experience selling cardiac device products into hospitals and will focus their efforts on promoting the features and benefits of REPEL-CV to both cardiovascular surgeons as well as the administrative customers.  Consistent with the FDA approval for the pediatric indication, the initial sales emphasis is targeted at pediatric surgical centers as well as major hospitals where both pediatric and adult cardiothoracic surgical procedures are performed.  By the end of 2009, we had completed a series of product training programs for the sales personnel providing broad coverage in most regions of the United States.  This direct sales effort has been supported by the promotion of REPEL-CV in clinical journals and at cardiothoracic surgical conventions.

An incentive-based compensation plan has been developed to help us attract and retain experienced and successful sales representatives currently working with cardiac device companies who have established relationships with cardiac surgeons providing them ready access to these key customers.  A professional sales training program has been designed to enable these sales representatives to be fully conversant with the features and benefits of REPEL-CV.

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

REPEL-CV has been available for sale in the European Union and certain Southeast Asian and Middle Eastern markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  We are continuing to expand and upgrade our international distribution network.  We have recently received approvals from regulatory authorities in Australia, Brazil, Russia, Saudi Arabia and India to market REPEL-CV for use in all patients who undergo open heart surgery and have begun marketing the product in these countries through independent distributors. We have also selected independent distributors in several additional Far Eastern and Central/South American countries where regulatory registrations for use of REPEL-CV in all cardiac surgery patients are in process.

With respect to SinusShield, we are currently in discussions with prospective marketing/distribution partners who focus on the ENT surgical market.

Human Resources

As of February 2010, we employed five full-time employees, one part-time employee and retained two full-time consultants in the United States and one full-time consultant in the United Kingdom.

Executive Officers

The Company's executive officers are as follows:

Name	Age	Positions with the Company

Richard L. Franklin, MD	64	Executive Chairman and Chairman of the Board
Robert P. Hickey	64	President, CEO & CFO and Director
Eli Pines, Ph.D	64	Vice President and Chief Scientific Officer

Richard L. Franklin, MD, has served as our Executive Chairman since October 2008, Chairman of the Board of Directors since June 2003 and as a director since December 2000.  Since July 2008, Dr. Franklin has been a director of Raptor Pharmaceutical Corp., a public company focused on orphan drugs. Since 2007, Dr. Franklin has been a director and Chief Executive Officer of Tarix Pharmaceuticals, a private company developing compounds for the prevention of thrombocytopenia and the enhancement of stem cell engraftment. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company.  From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company.  From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry.  From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.

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

Gere S. diZerega, M.D.
Dr. Gere S. diZerega is Professor, Department of Obstetrics and Gynecology at Women’s’ Hospital, University of Southern California Medical Center.  Dr. diZerega’s areas of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.  Since October 2008, Dr. diZerega serves as our Medical Director on a part-time consulting basis.

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

Item 1A.   Risks Factors.

We Have a History of Operating Losses and May Never Achieve Profitability

We have incurred significant net losses since inception. We had net losses of $4,404,000 in 2008 and $4,103,000 in 2009. At December 31, 2009, we had an accumulated deficit of $61,275,000. Our lead product, REPEL-CV, was recently approved for sale in the United States for a limited pediatric indication and has generated limited revenue both domestically and internationally. We expect to incur additional losses in connection with our research and development activities, as well as our efforts to commercialize REPEL-CV. Our ability to achieve profitability is dependent on obtaining FDA approval to market REPEL-CV for the expanded adult indication and successfully commercializing REPEL-CV in the United States.  Accordingly, the extent of future losses and our ability to achieve profitability is uncertain. We may never achieve or sustain a profitable level of operations.

We Will Need Additional Capital to Fund Our Plan of Operations; Going Concern Emphasis in Auditor’s Report

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through the end of 2010, even without allocating any spending to the clinical studies needed for approval of the REPEL-CV adult indication in the United States.  The report of our independent auditors relating to our 2009 financial statements indicates that there is substantial doubt about our ability to continue as a going concern.  Insufficient funds has required us to delay, scale back or eliminate some of our operations including research and development programs, and certain commercialization activities and may require us to license or sell to third parties certain products or technologies that we would otherwise seek to commercialize independently.   We do not have sufficient cash resources, either on hand or anticipated from operations, to fund the clinical studies required by the FDA for approval of the REPEL-CV adult indication. As a result, we are exploring strategic and other transactions to fund such studies in a way that would maximize value for our shareholders.  We may not be able to complete such a transaction on acceptable terms or at all. In addition, the terms of any financing may dilute the holdings or adversely affect the rights of our existing stockholders. If we are unable to enter into an acceptable strategic or other transaction or obtain financing on acceptable terms, we may be forced to cease operations.

We Are Substantially Dependent on REPEL-CV to Generate Revenue

Our commercial success is heavily dependent on REPEL-CV.  All of our products and product candidates require regulatory approval prior to commercial use, and many of our product candidates will require significant further research, development and testing, including potentially extensive clinical testing, prior to regulatory approval and commercial use. Sale of REPEL-CV in the United States is currently limited to the pediatric indication and is contingent upon our ability to generate sufficient interest, on the part of cardiac surgeons and hospital management, in the use of an anti-adhesion product which is additive in cost to the surgical procedure. Although REPEL-CV has been on the market in a number of foreign countries for several years, we have not achieved significant levels of overseas sales. Our ability to generate meaningful revenue from REPEL-CV will be dependent on a variety of factors, many of which are beyond our control.  These include:

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

Risk That Technologies or Proposed Products Will Never Be Successfully Developed

Certain aspects of our polymer technology and our proposed products are under development and are subject to the risks of failure inherent in the development of new technologies and products based on new technologies. Proposed products will require significant further research, development and testing, including extensive clinical testing and regulatory approval, prior to commercial use. No assurance can be given that such proposed products will prove to be safe, efficacious and non-toxic, receive requisite regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufacturable on a large scale, be economical to market, be accepted by the marketplace, or generate sufficient revenues to support future research and development programs.

If We Fail to Obtain And Maintain The Regulatory Approvals or Clearances Necessary to Make or Sell Our Products, Sales Could Be Delayed or Never Realized

The jurisdictions in which we market and plan to market REPEL-CV regulate this product as a medical device, and we anticipate that many if not all of our other products and product candidates would be similarly regulated. In most circumstances, we, as well as our manufacturers, distributors and agents, must obtain regulatory clearances, approvals and certifications and otherwise comply with extensive regulations regarding safety, quality and efficacy standards. These regulations vary from country to country, and the regulatory review can be lengthy, expensive and uncertain. We may not obtain or maintain the regulatory clearances, approvals and certifications necessary to make or market our products in our targeted markets. Moreover, regulatory clearances, approvals and certifications that are obtained may involve significant restrictions on the applications for which our products can be used. In addition, we may be required to incur significant costs in obtaining or maintaining our regulatory clearances, approvals and certifications. If we do not obtain or maintain regulatory clearances, approvals and certifications to enable us to make or market our products in the United States or elsewhere, or if the clearances, approvals and certifications are subject to significant restrictions, we may never generate significant revenues. The regulatory requirements in some of the jurisdictions where we market or intend to market our products are summarized below.

United States

Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. In March 2007, the FDA accepted for review our PMA application to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures.  In March 2009, the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we must conduct a post-approval safety study in pediatric patients.  In August 2009, we reached an understanding with the FDA regarding the additional clinical data requirements for the adult indication.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an IDE application. We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  As a result, we are exploring strategic and other transactions to fund such studies in a way that would  maximize value for our shareholders.

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

Our Patents and Proprietary Rights May Not Provide Us With Significant Competitive Advantage

Our success will depend in part on our ability to obtain and retain patent protection for our polymer technology and product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. In connection with the polymer technology relating to the Yissum Agreement, we currently hold eight United States patents, four European patents, one Canadian patent and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds. In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

Claims in pending patent applications may not issue as patents, and issued patents may not provide us with meaningful competitive advantages.  In addition, challenges may be instituted against the validity or enforceability of any patent owned or licensed by us. Furthermore, others may independently develop similar or superior technologies, duplicate our technologies or design around the patented aspects of our technologies. We may also infringe upon prior or future patents owned by others, and may be forced to acquire licenses under patents belonging to others for technology potentially useful or necessary to our business.  These licenses may not be available on terms acceptable to us, if at all. Moreover, patents issued to or licensed by us may be infringed by others. The cost of litigation involving patents, whether brought by or against us, can be substantial, and can result in adverse determinations to us, including declaration of our patents as invalid.

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

Our Products May Never Achieve a Satisfactory Level of Market Acceptance

Our future growth and profitability will depend, in large part, on the acceptance by the medical community of REPEL-CV and our other products and proposed products. This acceptance will be substantially dependent on educating the medical community as to the full capabilities, distinctive characteristics, perceived benefits and clinical efficacy of the proposed products. It is also important to the commercial success of our products that our independent distributors and representatives succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

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

If We Are Unable to Establish and Maintain an Effective Sales and Distribution Network, Our Ability to Generate Sales and Become Profitable Will be Impaired

We have established a network of independent distributors to market and sell REPEL-CV in international markets.  We have limited experience in establishing such a network and may not be able to continue to establish new arrangements or maintain existing arrangements in any particular country on desired terms, if at all.  We are dependent upon the effectiveness of these distributors and agents for the sale of REPEL-CV.  We cannot assure that the distributors will perform their obligations in their respective territories as expected, or that we will derive any revenue from these arrangements.  Nor can we assure that our interests will continue to coincide with those of our distributors and agents, or that our distributors and agents will not seek to market independently, or with other companies, other competitive products.  The complete product line represented by the distributors, including REPEL-CV, is an important factor in the distributors’ or agents’ ability to penetrate the market.  Accordingly, our ability to penetrate the markets that we intend to serve is highly dependent upon the quality and breadth of the other product lines carried by our distribution network, the components of which may change from time to time, and over which we have little or no control.  Any failure to establish and maintain an effective sales and distribution network will impair our ability to generate sales and become profitable.

In the United States, we rely primarily on our own sales personnel and independent representatives to market and sell REPEL-CV.  The addition of direct sales personnel will increase our operating expenses. Furthermore, we cannot assure that adding direct sales representatives will improve sales or that our direct sales representatives will be successful in generating sufficient sales to cover the cost of supporting their sales activities. To the extent we rely on sales through independent representatives, any revenues we receive will depend primarily on the efforts of these parties. We will not control the amount and timing of marketing resources that these third parties devote to our product.  Competition for qualified sales personnel and representatives with the experience and skills we require is intense.  We may experience difficulty attracting and retaining qualified personnel and representatives to market or sell our products and we may not be able to successfully implement this type of sales and distribution method.

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

Difficulties of Operating in International Markets May Harm Sales of Our Products

Internationally, REPEL-CV is currently marketed in growing number of countries. We anticipate that the international nature of our business will subject us and our foreign distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products would be sold. The types of risks that we face in international operations include:

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 28, 2010, we had 109,041,190 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	1,475,000 shares upon exercise of outstanding warrants, exercisable at $0.60 per share and expiring on April 3, 2010;

•	210,000 shares upon exercise of outstanding warrants, exercisable at $1.10 per share and expiring on August 13, 2011;

•	10,000,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2011;

•	700,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2012;

•	5,000,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	350,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	4,000,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	280,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	13,583,416 shares upon exercise of outstanding options, exercisable at prices ranging from $0.10 to $1.16 per share and expiring from April 23, 2010 to June 8, 2019.

Substantially all of our outstanding shares of Common Stock are presently saleable in the public market without restriction. Exercise of substantially all of our outstanding options and resale of more than half of the shares underlying our outstanding warrants are presently covered by registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933).  As such, holders of these options and warrants will be free to sell the underlying shares in the public market without restriction so long as the registration statements remain current.  In addition, many of the warrants include a cashless exercise provision which, if utilized, would permit the holder to sell the underlying shares in reliance upon Rule 144 under the Securities Act of 1933 without commencement of a new holding period.

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

Item 4. [Removed and Reserved]

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

	Common Stock
	Bid Price ($)
	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	0.60	0.34

Second Quarter	0.66	0.31

Third Quarter	0.46	0.15

Fourth Quarter	0.24	0.04

Fiscal Year Ended December 31, 2009
First Quarter	0.39	0.07

Second Quarter	0.40	0.12

Third Quarter	0.28	0.15

Fourth Quarter	0.32	0.13

Approximate Number of Equity Securities Holders

As of February 9, 2010, the number of holders of record of our Common Stock was 302. We believe that there are in excess of 1,200 beneficial holders of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of any cash dividends.

Item 6.   Selected Financial Data.

Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 7 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing and ability to achieve necessary regulatory approvals and market launch of any of our products or product candidates .  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in a strategic transaction to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities. See Item 1A. for a description of these as well as other risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date of this Report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Overview

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our lead product, REPEL-CV® Bioresorbable Adhesion Barrier, is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of cardiac surgery to reduce the formation of post-operative adhesions.

We have been selling REPEL-CV domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, our marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.  In 2009, we generated $360,000 in product sales from REPEL-CV, compared to $181,000 in the prior year.

Following FDA approval for the pediatric indication, we focused on clarifying the additional clinical data that the FDA would require as a basis for expanding US regulatory approval to include the adult indication.  In August 2009, we reached an understanding with the FDA regarding these data requirements and the scope of the related clinical studies.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an IDE application.  We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  As a result, we are exploring strategic and other transactions to fund such studies in a way that would  maximize value for our shareholders.

We believe that there are a number of opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery through the reduction of post-operative adhesions.  We are currently focusing on the following two opportunities:

•
In November 2008, we received 510(k) clearance from the FDA to market SinusShield™, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are continuing to explore a marketing/distribution relationship with prospective companies who focus on the ear, nose and throat surgical market.

•
We have submitted an application with the European Union regulatory authority for the expansion of the CE Mark indication for our polymer film to include use as an anti-adhesion material in gynecologic surgical procedures.

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for us as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

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

In April 2009, the FASB issued FASB ASC 820-10-65 (Previously known as: FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards FASB ASC 820-10 (Prior authoritative literature: (SFAS) No. 157 “Fair Value Measurements”). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for our quarter ended June 30, 2009. The adoption has had no impact on our financial statements.

In 2008, the FASB issued FASB ASC 815-40 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of FASB ASC 815-40 effective January 1, 2009 did not have any impact on our financial statements.

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on our financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10-05 as of January 1, 2009 did not have an impact on our financial position and results of operations; however it may have a material impact in the future which can not currently be determined.

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this pronouncement as of July 1, 2009 and it did not have a material impact on our financial statements.

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for us as of June 30, 2009.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. We adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

Recent Accounting Pronouncements

In June 2009, the FASB has issued SFAS No. 167, Amendments to FASB Interpretation No 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 becomes effective for us in 2010 and has currently not been codified in the ASC. We do not expect that the adoption of SFAS No. 167 will have a material impact on  our financial statements.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. We are currently assessing the impact of adoption on our financial position and results of operations.

Results of Operations

Revenues were $360,000 for 2009, compared to $181,000 for 2008, an increase of 99.2% or $179,000.  Revenue is attributable to product sales of REPEL-CV in the United States, European Union and other international markets.  The increases in revenue is primarily attributable to our launch of REPEL-CV in the United States in April 2009 and from initial stocking orders from new international distributors.  Of 2009 revenue, approximately 40% was attributable to customers in the United States.  For more detail on geographic breakdown, see Note N of Notes to Financial Statements. The recent FDA approval of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

Cost of goods sold was $164,000 for 2009, compared to $102,000 for 2008, an increase of 60.5% or $62,000. The increase is mainly attributable to charges of $90,000 in the current year period for failed inventory production runs in addition to the costs associated with higher current year sales, offset by reductions to the reserve for slow moving and obsolete inventory of $15,000 in 2009 as compared to an increase to this reserve of $46,000 in the prior year . Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. The raw material cost of the copolymer resin from which REPEL-CV is produced had not previously been included as part of the cost of goods sold or finished goods inventory cost as this was previously expensed as research and development expense in 2005 and 2006. Had this cost been included, cost of goods sold would have increased by $4,000 for the year ended December 31, 2008. Since 2008, costs of goods sold  includes the raw material cost of the copolymer resin, as the amount previously expensed as research and development expense has been fully depleted during 2008.  (See Note B [4] and Note K of Notes to Financial Statements)

Research and development expenses totaled $1,387,000 for 2009, compared to $1,609,000 for 2008, a decrease of 13.8% or $222,000. The decrease is primarily attributable to reductions of $94,000 in stock-based compensation expense, lower compensation expense of $40,000, lower new product development costs of $89,000 and lower product liability insurance expense of $19,000 offset by increases of $41,000 in regulatory costs.

General and administrative expenses totaled $1,421,000 for 2009, compared to $1,758,000 for 2008, a decrease of 19.1% or $337,000. The decrease is primarily attributable to reductions in stock-based compensation expense of $262,000, compensation expense of $71,000, legal fees of $30,000, and director fees, investor relations and insurance expenses totaling $54,000, which were offset by an increase in consulting expense of $90,000.

Sales and marketing expenses totaled $1,508,000 for 2009, compared to $1,286,000 for 2008, an increase of 17.3% or $222,000. The increase is primarily attributable to increases totaling $222,000 in compensation-related  expenses and other expenses related to the launch of REPEL-CV in the United States and increased royalty expenses of $52,000, partially offset by a decrease in consulting expenses of $76,000.

 Interest income totaled $20,000 for 2009, compared to $49,000 for 2008, a decrease of 58.5% or $29,000.  The decrease is primarily attributable to lower average cash balances and lower interest rates.

We realized other income from the reversal of liabilities of $5,000 for 2008; there were no comparable transactions for 2009. The reversal of liabilities related to trade and other payables which had been due and payable for at least six years as of the date of reversal. The reversals were made due to the passage of time and our belief, at the time of the respective reversals, that the underlying claims would be barred by applicable statutes of limitations if recovery actions were asserted. We do not anticipate reversing any of our existing liabilities in the foreseeable future.

 We recorded an income tax benefit of $119,000 in 2008. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2009. (See Note O of Notes to Financial Statements)

 We reported a net loss of $4,103,000 for 2009, compared to a $4,404,000 for 2008, a decrease of 6.9% or $301,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2009 we had cash and cash equivalents of $963,000, compared to $2,944,000 at December 31, 2008.

At December 31, 2009 we had working capital of $816,000, compared to $2,829,000 at December 31, 2008.

Net cash used in operating activities during 2009 was $3,648,000, compared to $3,887,000 during 2008.  Net cash used in operating activities during 2009 was primarily attributable to a net loss of $4,103,000, an increase of $28,000 in accounts receivable and a decrease of $144,000 in accounts payable, partially offset by decreases in inventory and prepaid expenses totaling $94,000, an increase in accrued expenses of $96,000 and the impact of $437,000 in non-cash expenses mainly comprised of stock-based compensation expense. Net cash used in operating activities during 2008 was primarily attributable to a net loss of $4,404,000, increases of $101,000 in accounts receivable and inventory and decreases of $135,000 in accounts payable and accrued expenses, partially offset by the impact of $740,000 in non-cash expenses mainly comprised of stock-based compensation expense.

Net cash provided by financing activities during 2009 was $1,667,000, compared to $3,840,000 during 2008.  The 2009 amount is primarily comprised of $1,643,000 of net proceeds from the sale of common stock, and $25,000 from the exercise of stock options.  The 2008 amount is primarily comprised of $3,683,000 of net proceeds from the sale of common stock, and $149,000 from the exercise of stock options.

In September and December 2009, we sold an aggregate of 9,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $.20 per share in a private placement, resulting in net proceeds of $1,643,000. In September 2008, we sold an aggregate of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $.40 per share in a private placement, resulting in net proceeds of $3,683,000.  In December 2008, we received $119,000 from the sale of certain New Jersey state tax losses. On January 14, 2010, the Company received proceeds of  $433,000 from the sale of certain New Jersey State tax losses.

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through the end of 2010, even without allocating any spending to the clinical studies needed for approval of the REPEL-CV adult indication in the United States.  Insufficient funds has required us to delay, scale back or eliminate some of our operations including research and development programs and certain commercialization activities and may require us to license or sell to third parties certain products or technologies that we would otherwise seek to commercialize independently. We do not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for the REPEL-CV adult indication. As a result, we are exploring strategic and other transactions to fund such studies in a way that would  maximize value for our shareholders.  No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about our ability to continue as a going concern.

 At December 31, 2009, we had employment agreements with four individuals that expire as follows: two in September 2010, one in March 2010 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $544,000 at December 31, 2009. We have also entered into change of control agreements with our two executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2010 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2010 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2010 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2010 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2010 annual meeting of stockholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) and (2)	Financial Statements and Financial Statement Schedules – See page F-1.

(a)(3)	Exhibits

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005 (21)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (15)

3.2	By-Laws of Registrant. (1)

3.3	Certificate of Designations of Series D Junior Participating Preferred Stock of SyntheMed, Inc. (23)

3.4	Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. (23)

4.1	Rights Agreement, dated as of May 20, 2008, between SyntheMed, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (23)

10.1	The Registrant’s 2000 Stock Option Plan. (8) (9)

10.2	Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”). (1)

10.3	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.4	Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.5	Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.6	Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.7	Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.8	Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.9	Amendment No. 5 dated as of February 16, 2007 to the Agreement between the Registrant and Yissum. (22)

10.10	Amendment No. 6 dated as of February 6, 2009 to the Agreement between the Registrant and Yissum. (25)

10.11	Letter agreement dated as of January 24, 2010 modifying certain terms of the Agreement between the Registrant and Yissum. *

10.12	2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (11)

10.13	Indemnity letter between Registrant and Eli Pines Ph.D. dated March 1, 2003. (8) (12)

10.14
Assignment and Amendment Agreement dated March 18, 2003, among the Registrant, Phairson Medical, Ltd., Swiss Federal Institute of Technology and University of Zurich (including underlying development contract). (12)

10.15	Employment Agreement dated October 1, 2008 between the Registrant and Robert P. Hickey. (8) (24)

10.16	Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD. (8) (24)

10.17	Consulting Agreement dated October 1, 2008 between the Registrant and Gere S. diZerega, MD. (8) (24)

10.18	Employment Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.19
Contract effective as of December 1, 1998, between Phairson Medical, Ltd. and Professor J. A. Hubbell, as amended (including letter agreement dated January 14, 2003, assigning same to Registrant). (12)

10.20	Form of Broker Warrant issued in April 2006 equity financing to Agent’s designees covering an aggregate of 1,475,000 shares. (16)

10.21	The Registrant’s 2006 Stock Option Plan. (17)

10.22	Change of Control Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.23	Change of Control Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.24	Change of Control Agreement dated May 1, 2007 between the Registrant and Marc Sportsman. (8) (20)

10.25	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan. (21)

10.26	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Robert P. Hickey. (20)

10.27	Stock Option Amendment Agreement, dated as of April 27, 2007, in favor of Eli Pines, PhD. (20)

10.28	Form of Broker Warrant issued in the August 2007 equity placement to Agent's designees, covering an aggregate of 210,000 shares.(20)

10.29
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment). (20)

10.30
Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).  (19)

10.31
Supply Agreement, dated as of March 18, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (19)

10.32	Form of Subscription Agreement for September 2008 unit placement (including form of investor warrants). (24)

10.33	Agency Agreement for September 2008 unit placement. (24)

10.34	Form of Broker Warrant to placement agent for 700,000 shares for September 2008 unit placement. (24)

10.35	Stock Option Agreement dated October 1, 2008 between Registrant and Richard L. Franklin, MD. (25)

10.36	Stock Option Agreement dated October 1, 2008 between Registrant and Gere S. diZerega, MD. (25)

10.37	Form of Subscription Agreement for investors in the September/December 2009 unit placement (including form of investor warrant), pursuant to which an aggregate of 9,000,000 units were sold.(27)

10.38	Agency Agreement dated September 30, 2009 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent. (27)

10.39	Broker warrant issued for 630,000 shares to the placement agent in connection with the September/December 2009 placement.(27)

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
________________________________________
*  Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.
(3)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 1992.
(4)	Intentionally omitted.
(5)	Intentionally omitted.
(6)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1994.
(7)	Intentionally omitted
(8)	Indicates a management contract or compensatory plan or arrangement.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed in January 2000.
(10)	Intentionally omitted.
(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2002.
(13)	Intentionally omitted.
(14)	Intentionally omitted.
(15)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.
(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed in April 2006.
(17)	Incorporated by reference to the Registrant’s Schedule 14A definitive proxy statement for its 2006 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A (Reg. No. 333-134746) filed on July 28, 2006.
(19)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.
(20)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2007.
(21)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.
(22)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2007.
(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.
(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
(25)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008.
(26)	Incorporated by reference to the Registrant’s report on Form 8-K filed February 25, 2009.
(27)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.
(Registrant)

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
(principal executive, financial and accounting officer)

Dated:  March 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	Executive Chairman and
Richard L. Franklin, M.D.	Chairman of the Board	March 22, 2010

/s/ Robert P. Hickey	Director, President, CEO and CFO	March 22, 2010
Robert P. Hickey	(principal executive, financial and
accounting officer)

/s/ David G. P. Allan	Director	March 22, 2010
David G. P. Allan

/s/ Joerg Gruber	Director	March 22, 2010
Joerg Gruber

/s/ Barry R. Frankel	Director	March 22, 2010
Barry R. Frankel

/s/ Walter R. Maupay, Jr.	Director	March 22, 2010
Walter R. Maupay, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SyntheMed, Inc.

We have audited the accompanying balance sheets of SyntheMed, Inc. (the "Company") as of December 31, 2008 and 2009 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced recurring net losses, limited revenues and cash outflows from operating activities and does not have sufficient cash or working capital to meet anticipated requirements through 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EISNER LLP

New York, New York
March 19, 2010

See accompanying notes to financial statements.

SYNTHEMED, INC.

 BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2008	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,944	$963
Accounts receivable, net of allowance for doubtful accounts of $14 and $29, respectively	36	49
Inventory, net	199	126
Prepaid expenses and deposits	78	57
Total current assets	3,257	1,195

Machinery, equipment and software, less accumulated depreciation	74	26
TOTAL	$3,331	$1,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$208	$64
Accrued expenses	212	308
Insurance note payable	8	7
Total current liabilities	428	379

Commitments and other contingencies (Note I)

Stockholders’ equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 98,746 and 109,041	99	109
Additional paid-in capital	59,976	62,008
Accumulated deficit	(57,172)	(61,275)
Total stockholders’ equity	2,903	842
TOTAL	$3,331	$1,221

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2009

Revenue:
Product sales	$181	$360
Revenue	181	360

Cost of goods sold	102	164

Gross profit	79	196

Operating expenses:
Research and development	1,609	1,387
General and administrative	1,758	1,421
Sales and marketing	1,286	1,508

Operating expenses	4,653	4,316

Loss from operations before other income / (expense)	(4,574)	(4,120)

Other income/(expense):
Interest income	49	20
Interest expense	(3)	(3)
Other	5	-

Loss before income tax benefit	(4,523)	(4,103)
Income tax benefit	119	-

Net loss	$(4,404)	$(4,103)

Net loss per common share – basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding – basic and diluted	90,479	100,923

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional	Net Loss and
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals

Balance January 1, 2008	87,621	$88	55,497		(52,768)	2,817

Exercise of options	1,125	1	148			149
Shares issued in connection with private placement, net of offering costs	10,000	10	3,673			3,683
Stock-based compensation relating to options			658			658

Net loss for the year				$(4,404)	(4,404)	(4,404)

Balance December 31, 2008	98,746	99	59,976		(57,172)	2,903

Exercise of options	706	1	24			25
Shares issued in connection with private placement, net of offering costs	9,000	9	1,634			1,643
Stock-based compensation relating to options			267			267
Shares issued for performance bonus and board fees	589		107			107

Net loss for the year				$(4,103)	(4,103)	(4,103)

Balance December 31, 2009	109,041	$109	$62,008		$(61,275)	$842

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(4,404)	$(4,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	48
Amortization of acquired technology	21
Reversal of liabilities	(5)
Stock based compensation relating to options	658	267
Shares issued in settlement of a liability		107
Increase in allowance for doubtful accounts		15
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(17)	(28)
(Increase) decrease in inventory	(84)	73
Decrease in prepaid expenses	13	21
(Decrease) in accounts payable	(32)	(144)
(Decrease)/ increase in accrued expenses	(98)	96
Net cash used in operating activities	(3,887)	(3,648)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	3,683	1,643
Net proceeds/ (repayment) from insurance note payable	8	(1)
Proceeds from exercise of stock options and warrants	149	25
Net cash provided by financing activities	3,840	1,667

Net (Decrease) in cash and cash equivalents	(47)	(1,981)
Cash and cash equivalents at beginning of period	2,991	2,944
Cash and cash equivalents at end of period	$2,944	$963

Supplementary disclosure of non-cash operating activities:
Issuance of 589,000 common shares in settlement of a liability	$-	$107

See accompanying notes to financial statements.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Going Concern:

The Company is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  The Company’s products and product candidates, all of which are based on its proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  The Company’s lead product, REPEL-CV Bioresorbable Adhesion Barrier, is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of cardiac surgery to reduce the formation of post-operative adhesions.

The Company has been selling REPEL-CV domestically since obtaining US Food and Drug Administration  clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, the marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.  In 2009, the Company generated $360,000 in product sales from REPEL-CV, compared to $181,000 in the prior year.

Following FDA approval for the pediatric indication, the Company focused on clarifying the additional clinical data that the FDA would require as a basis for expanding US regulatory approval to include the adult indication.  In August 2009, an understanding was reached with the FDA regarding these data requirements and the scope of the related clinical studies.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an Investigational Device Exemption application.  The Company does not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.  As a result, the Company is exploring strategic and other transactions to fund such studies in a way that would maximize value for its shareholders.

The Company believes that there are a number of opportunities to leverage its polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery through the reduction of post-operative adhesions.  The current focus is on the following two opportunities:

•
In November 2008, the Company received 510(k) clearance from the FDA to market SinusShield, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. The Company is continuing to explore a marketing/distribution relationship with prospective companies who focus on the ENT surgical market.

•
The Company has submitted an application with the European Union regulatory authority for the expansion of the CE Mark indication for its polymer film to include use as an anti-adhesion material in gynecologic surgical procedures.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has limited revenues, has experienced negative cash flows from operating activities and has experienced substantial net losses during the years ended December 31, 2008 and 2009. The balance of cash and cash equivalents as of December 31, 2009 will not be sufficient to meet the anticipated cash requirements through 2010, based on the present plan of operation.    Insufficient funds has required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and may require the Company to license or sell to third parties certain products or technologies that it would otherwise seek to commercialize independently. The Company does not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for approval of the REPEL-CV adult indication in the United States. As a result, it is exploring strategic and other transactions to fund such studies in a way that would maximize value for its shareholders.  No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

 (NOTE B) - Summary of Significant Accounting Policies:

 [1]   Revenue recognition policy:

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

  [3]   Accounts Receivable:

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2009, the allowance for doubtful accounts was $14,000 and $29,000, respectively.

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

	December 31,
	2008	2009

Raw materials	$139,000	$79,000
Work in process	33,000	-
Finished goods	73,000	53,000
	245,000	132,000
Slow moving and obsolete inventories	(46,000)	(6,000)
	$199,000	$126,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [4]   Inventory: (continued)

During the twelve months ended December 31, 2009, management has disposed of $26,000 of slow moving and obsolete inventory.

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

  [9]  Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2008 and 2009 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the dilution computation, are as follows:

	December 31,
	2008	2009

Options	13,818,000	13,195,000
Warrants	12,385,000	22,015,000

	26,203,000	35,210,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

  [10]  Stock-based compensation:

Effective January 1, 2006, the Company adopted FASB ASC 718 “Compensation – Stock Compensation”, , which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of income. The Company elected the modified prospective transition method as permitted by FASB ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2008 and 2009 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, respectively, for which the requisite service was rendered during the year.  The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 recorded on the straight-line basis over the requisite service period.

 [11]  Newly Adopted Accounting Pronouncements :

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

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [11]  Newly Adopted Accounting Pronouncements : (continued)

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

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

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of July 1, 2009 and it did not have a material impact on the financial statements.

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

        In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

 [12]  Recent Accounting Pronouncements :

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

 [12]  Recent Accounting Pronouncements : (continued)

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

(NOTE C) – Acquired Technology:

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted Common Stock of the Company.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell.  Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology.  If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university.  Management believes that its development efforts have met the requirements of the agreement.

(NOTE D) – Machinery, Equipment and Software:

Machinery, equipment and software consist of the following at December 31:

	2008	2009	Estimated useful life

Machinery and equipment	$219,000	$219,000	5 years
Office equipment and software	65,000	65,000	3 years
	284,000	284,000
Less accumulated depreciation	210,000	258,000

	$74,000	$26,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE E) – Note Payable - Insurance:

In March 2009, the Company entered into two short term financing agreements for product liability and directors and officers liability insurance premiums totaling $134,000, payable in monthly installments including interest of $6,700 and $7,000, respectively. The monthly installments are due through December 2009 and January 2010, respectively and carry interest of 4.9% per annum.

In March 2008, the Company entered into two short term financing agreements for our product liability and directors and officers liability insurance premiums totaling $205,000, payable in monthly installments including interest of $9,800 and $7,900, respectively. The monthly installments were due through December 2008 and January 2009, respectively, and carry interest of 4% and 3.8% per annum, respectively.

(NOTE F) – Stockholders’ Equity:

[1]  Common stock:

In September and December 2009, the Company sold an aggregate of 9,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.20 per unit in a private placement, resulting in gross cash proceeds of $1,800,000. The private placement occurred in two closings, the first on September 30, 2009 for total proceeds of $1,000,000 and the second on December 24, 2009 for total proceeds of $800,000. The warrants are exercisable for shares at a price of $.20 per share, and are scheduled to expire on September 30, 2013. In connection with the financing, the Company paid a placement agent (the “Agent”) a commission of $126,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 630,000 shares of common stock, representing 7% of the number of units sold in the financing. The agent warrants are identical to the investor warrants. The Company also reimbursed the Agent for certain financing-related expenses totaling $31,000 including legal fees. One of the Company’s directors, Mr. Joerg Gruber, is Chairman and a director of the Agent.

In accordance with measures previously adopted by the Company’s Board of Directors under which 65% of the cash portion of performance bonuses and Board fees would be payable in shares, (i) effective February 6, 2009, the Company granted an aggregate of 282,750 shares of common stock to certain of the Company’s officers and other employees in full satisfaction of $42,000 in aggregate performance bonus compensation for 2008 otherwise payable at that time in cash to such individuals and (ii) during 2009,  the Company granted an aggregate of 306,250 shares of common stock to the Company’s non-employee directors in full satisfaction of $65,000 in aggregate Board fees otherwise payable in cash to such directors and attributable to the four quarters of 2009.  In each case, the shares were valued at fair market value on the date of grant, as reflected by the prior trading day's closing price. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

On September 30, 2008, the Company raised $4,000,000 in gross proceeds from a private placement of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.40 per unit. The warrants are exercisable for shares at a price of $.50 per share, and are scheduled to expire on September 30, 2011.

In connection with the financing, the Company paid to the agent a commission of $280,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 700,000 shares of common stock, representing 7% of the number of shares sold in the financing. The agent warrants are identical to the investor warrants, except that the Agent warrants expire on September 30, 2012. The Company also reimbursed the Agent for certain financing-related expenses totaling approximately $37,000 including legal fees.

The grant date fair value of the warrants issued to the Agent using the Black-Scholes pricing on September 30, 2008, September 30, 2009 and December 31, 2009 was $75,000, $66,000 and $38,000, respectively. The resulting charges did not have an impact on Total Stockholders’ Equity. The assumptions utilized to determine the fair values are indicated in the following table:

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) – Stockholders’ Equity:  (continued)

 [1]  Common stock:  (continued)

	Year Ended December 31,
	2008	2009
Exercise price at date of grant
for warrants granted during the period	$0.50	$0.20
Dividend yield	0%	0%
Expected volatility	94.1%	97.7%- 98.4%
Risk free interest rate	2.28%	1.45%-1.58%
Expected life	3-4 years	3.76 - 4 years

[2]  Warrants:

As of December 31, 2009, the following warrants were outstanding to purchase up to 22,015,000 shares of the Company’s Common Stock:

1,475,000	exercisable at $0.60 per share which expire on April 3, 2010
210,000	exercisable at $1.10 per share which expire on August 13, 2011
10,000,000	exercisable at $0.50 per share which expire on September 30, 2011
700,000	exercisable at $0.50 per share which expire on September 30, 2012
5,000,000	exercisable at $0.20 per share which expire on September 30, 2013
350,000	exercisable at $0.20 per share which expire on September 30, 2013
4,000,000	exercisable at $0.20 per share which expire on September 30, 2013
280,000	exercisable at $0.20 per share which expire on September 30, 2013

22,015,000

[3]  Options:

At December 31, 2009, the Company had three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of Common Stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of Common Stock. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

At December 31, 2009, options to purchase 80,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 7,872,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 4,543,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. At December 31, 2009, there were 769,000 options available for grant under these plans.  In addition, options to purchase 700,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

A summary of the status of the Company’s stock options as of December 31, 2008 and 2009, and changes during the years ended on those dates is presented below (in thousands, except per share data):

	2008			2009			Weighted-
			Weighted-			Weighted-	Average
			Average			Average	Remaining	Aggregate
			Exercise Price			Exercise Price	Contractual	Intrinsic
	Shares		Per Share	Shares		Per Share	Term	Value

Outstanding at beginning of year	12,872		$0.40	13,818		$0.44	5.5 Years
Granted	2,390		0.54	1,470		0.18	9.2 Years
Exercised	(1,125	) *	0.13	(983	) **	0.12
Canceled, expired or forfeited	(319)		0.74	(1,110)		0.48
Outstanding at end of year	13,818		0.44	13,195		0.43	4.3 Years	$368
Options exercisable at year-end	11,688		0.41	11,305		0.43	3.4 Years	$277
Vested and expected to vest after December 31	13,251		0.43	11,977		0.42	3.7 Years	$302
Weighted-average grant date fair value of options granted during the year			$0.30			$0.16

* Includes 75,000 options which were exercised using a cashless feature that resulted in the net issuance of 40,000 shares of common stock.
** Includes 783,000 options which were exercised using a cashless feature that resulted in the net issuance of 506,000 shares of common stock.

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2009 was $139,000 and $200,000, respectively.

As of December 31, 2009, there was approximately $79,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 19 months.

During the years ended December 31, 2008 and 2009, the Company granted 2,390,000 and 1,470,000 options, respectively, including those granted to non-employee directors and non-employees. For 2008, the Company recorded a total charge of $658,000, which is comprised of $96,000, $431,000 and $131,000 in research and development expense, general and administrative expense and sales and marketing expense, respectively.  For 2009, the Company recorded a total charge in respect of these grants of $266,000, which is comprised of a credit of $8,000 in research and development expense and charges of $148,000 and $126,000, in general and administrative expense and sales and marketing expense, respectively.

Included in the preceding table are 1,075,000 and 260,000 options granted to non-employee directors in 2008 and 2009, respectively. The weighted-average grant date fair value of such options was $0.26 and $0.27, respectively.  Also included in the preceding table are 420,000 and 200,000 options granted to other non-employees in 2008 and 2009, respectively.  The weighted average grant date fair value of such options was $0.24 and $0.26, respectively, and a stock-based compensation charge of $179,000 and $103,000 was recorded in 2008 and 2009, respectively.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE F) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At December 31, 2009, the Company had 1,510,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.10 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones and the Company has recorded an estimated expense of $8,000 in research and development for these options, 910,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $7,000, $13,000 and $1,000 in research and development, general and administrative and sales and marketing expense, respectively, for these options and 500,000 relate to market condition criteria for the Company’s common stock and the Company has recorded an estimated charge of $79,000 in general and administrative expense for these options. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2008	2009
Weighted average fair value at date of grant
for options granted during the period	$0.30	$0.16
Dividend yield	0%	0%
Expected volatility	93.9%-95%	94.2%-98%
Risk free interest rate	1.74% -2.79%	1.16% - 2%
Expected life	7 - 10 years	10 years

The following table summarizes information for stock options outstanding at December 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$0.10 - 0.12	4,377	2.3 years	$0.12	3,467	$0.12
0.13 – 0.98	8,418	4.9 years	0.56	7,688	0.56
1.00 - 1.16	400	8.0 years	1.06	150	1.16
	13,195	4.2 years	$0.43	11,305	$0.43

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

 (NOTE G) - Income Taxes:

At December 31, 2009, we have approximately $48,250,000 of net operating loss carryforwards to offset future federal taxable income and approximately $865,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The Company’s ability to utilize the net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

Year	Net Operating Loss	Research and Development Tax Credit

2010	$3,854,000	$11,000
2011	4,648,000	53,000
2012	7,018,000	267,000
2013 - 2029	32,730,000	534,000

	$48,250,000	$865,000

The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $1,449,000 in eligible loss carryforwards, covering the tax years 2006, were sold to PSEG Services Corporation in 2008. There were no such sales in 2009. (See Note O of Notes to Financial Statements)

The Company received a cash payment of approximately $119,000 in 2008. This is reflected as income tax benefits in the accompanying Statement of Operations. At December 31, 2009, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $13,657,000 which expire through 2024.

The deferred tax asset, which amounted to $18,507,000 at December 31, 2009, has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and ability to utilize the benefit. The valuation allowance was increased by $249,000 in 2008 and $301,000 in 2009.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,
	2008	2009

Income tax benefit at the federal statutory rate	$(1,538,000)	$(1,395,000)
State and local income taxes, net of effect on federal taxes	(271,000)	(246,000)
Increase in valuation allowance	249,000	301,000
Sale of state net operating loss carryforwards	(119,000)	0
Reduction in deferred tax asset from transfer of state net operating loss carryforwards	130,000	0
Expired net operating losses	1,375,000	1,340,000
Benefit of research and development credit	(31,000)	(29,000)
Other	86,000	29,000
	$(119,000)	$0

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Income Taxes: (continued)

The deferred tax asset at December 31 consists of the following:

	2008	2009

Net operating loss carryforward	$16,947,000	$17,226,000
Research and development credit carryforward	847,000	865,000
Other	412,000	416,000

	18,206,000	18,507,000
Valuation allowance	(18,206,000)	(18,507,000)

	$0	$0

As a result of the implementation of FASB ASC 740-10-25 (Previously known as: Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes), the Company recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $16,908,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2009 the Company has $ 18,507,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2005–2008 remain open to examination by the major taxing jurisdictions to which we are subject.

(NOTE H) - Research and License Agreements:

[1]  Yissum agreement:

The Company’s principal polymer technology was developed at the Hebrew University of Jerusalem. The Company entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated June 14, 1991, as amended (the “Yissum Agreement”), pursuant to which the Company agreed to finance research and development conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum assigned to the Company their worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by the Company, except as set forth below. The Company is permitted to grant licenses of its polymer technology upon certain terms and conditions. The Company has agreed to favorably consider manufacturing in Israel products resulting from its polymer technology and to explore opportunities to do so.

In consideration for the assignment of the patents and the patent applications, the granting of the licensing rights and the know-how, the research that Yissum agreed to procure pursuant to the Yissum Agreement and Yissum's performance of its obligations thereunder, the Company paid Yissum a fixed fee of $750,000 and is obligated to pay a royalty of five percent of all net sales of our products under the Yissum Agreement up to a maximum amount of $5,500,000 in royalties during the term of the Yissum Agreement. The Company continues to fund and conduct research programs through Yissum under the Yissum Agreement.

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

[1]  Yissum Agreement (continued)

Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (ii) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or attachment is made over a substantial part of the Company’s assets, or execution proceedings are taken against the Company and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event the Company fails to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit the Company additional time to minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, the Company has paid Yissum an aggregate of $850,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2009.  A modification to the 2009 minimum royalty payment was agreed whereby the Company paid $50,000 of the $200,000 obligation in January 2010 with the balance, along with accumulated interest and a potential transaction-related premium, due upon the completion of a strategic transaction. The Company’s rights under the Yissum Agreement are preserved through the end of 2011 either through the payment of the 5% royalty on net sales or an annual minimum royalty of $250,000 for performance year 2010.  Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above.  The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to the Company will revert in full to Yissum.

  [2]  Phairson Technology

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

  [3]  diZerega agreement:

In 1995, the Company entered into an agreement with Gere S. diZerega, M.D. to receive consulting services limited to the research, development, clinical testing, regulatory approval, marketing and sales of commercial products for the prevention of surgical adhesions and intra-peritoneal drug delivery, in each case utilizing polymeric materials licensed to the Company by the Yissum Research and Development Company of the Hebrew University of Jerusalem (Note H [1]).

Pursuant to this agreement, the Company is obligated to pay a royalty of one percent of all net sales of its covered products in any and all countries. The Agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country.

The Company incurred $2,000 and $3,000 in royalty expense relating to this agreement for the year ended December 31, 2008 and 2009, respectively.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Commitments and Other Matters:

  [1]  Employment agreement:

At December 31, 2009, the Company had employment agreements with four individuals that expire as follows: two in September 2010, one in March 2010 and one in October 2012. Pursuant to these agreements, the Company’s commitment regarding cash severance benefits aggregates $544,000 at December 31, 2009. The Company has also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, the Company could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

 [2]  Supplier concentration:

In 2007, the Company finalized contractual supplier arrangements with three contract manufacturers replacing our prior primary supplier.  For the years ended December 31, 2008 and 2009, we paid our current suppliers $294,000 and $157,000, respectively, in connection with such services.

  [3]   Lease commitments:

We have a cancelable five year operating lease commitment for office facilities space through 2011. The lease is cancelable upon giving the landlord six months’ prior written notice (without any early termination penalties) to be effective at any time between the expiration of the 24th month and the expiration of the 48th month of the lease term.  The operating lease agreement is subject to predetermined rate increases in accordance with the signed rental agreement.  Rent is charged to operating expense on a straight-line basis over the term of lease where contractual increases effect rent payments.  Rent expense under the operating lease for the year ended December 31, 2008 and 2009 was $37,000 and $39,000, respectively.

Future minimum lease payments under operating leases consisted of the following at December 31, 2009:

Year Ending December 31,	Amount

2010	39,000
2011	16,000

Total future minimum lease payments	$55,000

(NOTE J) - Related Parties:

In 2008, the Company entered into a consulting agreement calling for fees of $100,000 per annum to be paid to Richard L. Franklin, MD, in consideration for his services as Executive Chairman of the Board of Directors. The Company paid $25,000 and $100,000 in fees under this agreement in 2008 and 2009, respectively.

See NOTE F [1] with respect to private placements the Company consummated in 2008 and 2009 through a placement agent of which one of of the Company’s directors, Mr. Joerg Gruber, is chairman and a director.

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

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Cost of Goods Sold:  (continued)

The following table illustrates the effect on cost of goods sold and gross profit if the cost of the raw materials of $4,000 had been included in finished goods inventory for the year ended December 31, 2008 (in thousands):

	Year Ended December 31, 2008
Reported Net Sales	$181	100%
Pro forma COGS	106	59%
Pro forma Gross Profit	$75	41%

Included in the COGS at December 31, 2008 is the cost to maintain a reserve for slow moving and obsolete inventory in the amount of $46,000 for on-hand finished goods inventory which is within six months of the expiration date and $19,000 of costs for the resin copolymer. Included in the COGS at December 31, 2009 are charges of $90,000 for failed inventory production runs and $32,000 of costs for the resin copolymer offset by reductions to the reserve for slow moving and obsolete inventory of $15,000.

(NOTE L) - Retirement Plan:

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the years ended December 31, 2008 and 2009, the Company made matching contributions in the amount of $26,000 and $34,000, respectively, to the plan.

(NOTE M) – Shareholder Rights Plan:

On April 25, 2008, the Company’s Board of Directors approved the adoption of a shareholder rights plan. The Board of Directors has declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on June 2, 2008. Initially, the rights will be represented by the Company’s common stock certificates, will not be traded separately from the common stock and will not be exercisable. The rights generally will become exercisable following any person becoming an “acquiring person” by acquiring, or commencing a tender offer to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock. If a person becomes an “acquiring person,” each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, a number of shares of the Company’s common stock or other securities having a value equal to twice the purchase price. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the then purchase price, shares of the acquiring company having a value equal to twice the purchase price. The rights are scheduled to expire on June 2, 2018 unless earlier redeemed, terminated or exchanged in accordance with the terms of the shareholder rights plan.

(NOTE N) – Nature of Business:

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s Revenues and Long-Lived Assets at December 31 (in thousands):

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE N) – Nature of Business:  (continued)

Geographic Information

	December 31,		December 31,
	2008	2009	2008	2009

	Revenues		Long-Lived Assets

United States	$-	$145	$74	$26
Saudi Arabia	-	35	-	-
Italy	70	24	-	-
Czech Republic	24	30	-	-
Turkey	43	4	-	-
Romania	-	13	-	-
Dubai	-	17	-	-
Brazil	-	20	-	-
France	-	21	-	-
Greece	10	7	-	-
Spain	12	-
Other countries	22	44	-	-

	$181	$360	$74	$26

(NOTE O) – Subsequent Events:

On January 11, 2010, the Company paid Yissum $50,000 in partial satisfaction of its 2009 royalty obligation.  (see Note H [1])

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses.

In March 2010, based on the recommendation of the Compensation Committee of the Company’s Board of Directors, the Board of Directors approved a performance-based bonus arrangement for Mr. Robert Hickey and Dr. Eli Pines. Under the arrangement, Mr. Hickey would be entitled to a maximum cash bonus equal to $100,000 and Dr. Pines would be entitled to a maximum cash bonus equal to $60,000 for calendar year 2010.  The Board of Directors also granted performance-based options to purchase 350,000 shares of common stock to Mr. Hickey and 200,000 shares of common stock to Dr. Pines under the Company’s 2006 Stock Option Plan, in each case exercisable at $0.11 per share and expiring ten years from grant.   Entitlement to the cash bonuses as well as vesting of the performance-based options is at the discretion of the Compensation Committee, and is anticipated to occur in early 2011 when the Compensation Committee reviews 2010 performance.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 shares; Mr. Robert Hickey, 500,000 shares; and Dr. Eli Pines, 233,333 shares. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $.14 per share.

In March 2010, the Company entered into a short term financing agreement for its product liability insurance premiums totaling $59,000, payable in monthly installments including interest of $6,000. The monthly installments are due through January 2011, and carry interest of 4.5% per annum.