Form 10-K/A
period 2009-12-31
SyntheMed, Inc.
filed 2010-04-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

At March 31, 2010, 109,041,190 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of SyntheMed, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on March 22, 2010.  The Amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III that was previously omitted in reliance on General Instruction G(3) to Form 10-K.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of our Board of Directors are as follows:

		Director	Position with
Name	Age	Since	Company

David G. P. Allan	68	June 2003	Director
Barry R. Frankel	58	June 2003	Director
Richard L. Franklin, MD	64	December 2000	Executive Chairman &
			Chairman of the Board
Joerg Gruber	49	April 2007	Director
Robert P. Hickey	64	July 1996	President, CEO, CFO &
			Director
Walter R. Maupay, Jr.	70	July 1996	Director

David G.P. Allan has served as a director of the Company since June 2003. Since February 1998, Mr. Allan has been Chairman & CEO of YM BioSciences, Inc., a publicly traded, Toronto-based life sciences company focused on cancer therapy. In 1992, he founded the Knowledge-Based Industries Group of a Canadian investment banking firm, organized as the first in Canada involved in financing, analyzing and creating strategic alliances for life sciences and information technology companies, where he was Executive Director until 1998. Mr. Allan was formerly a governor of The Toronto Stock Exchange, a member, and working group Chair of the Ontario Biotechnology Advisory Board, a member of the Awards Selection Committee for the Networks of Centres of Excellence in Canada and a member of the Board of Trustees for the Ontario College of Art and Design. Mr. Allan is currently a member of BioteCanada’s Emerging Companies Advisory Board.  Mr. Allan is a director of DiaMedica, Inc., a TSX-Venture Exchange listed life sciences company focused on diabetes therapy.

Barry R. Frankel has served as a director of the Company since June 2003.  Since March 1993, Mr. Frankel has served as Managing Director of The Frankel Group, a life sciences management consulting firm.  From October 1982 to February 1993, Mr. Frankel served as President of SJ Weinstein Associates, a healthcare marketing and communications firm.  From October 1977 to September 1982, Mr. Frankel served in senior marketing and strategy positions at Pfizer Inc. From June 1974 to September 1977, Mr. Frankel was a life science research analyst for Citibank Investment Management Group.

Richard L. Franklin, MD has served as Executive Chairman since October 2008, Chairman of the Board of Directors of the Company since June 2003 and as a director of the Company since December 2000.  Since 2007, Dr. Franklin has been CEO and a director of Tarix Pharmaceuticals, a company developing compounds for thrombocytopenia.  Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company.  From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company.  From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry.  From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.  Dr. Franklin is currently a director of Raptor Pharmaceuticals, a publicly traded company.

Joerg Gruber has served as a director of the Company since April 2007.  Mr. Gruber co-founded Clubb Capital Limited, a London-based corporate finance and venture capital firm with a focus on healthcare, in 1995 and has acted as its Chairman since 1999. From April 1990 to June 1995, Mr. Gruber worked as an independent venture capital consultant. From November 1988 to March 1990, Mr. Gruber served as Director of Fixed Income Sales for Shearson Lehman. From March 1985 to October 1988 he was an institutional sales executive in the Fixed Income Division of Goldman Sachs in London.

Robert P. Hickey has served as President and Chief Executive Officer of the Company since May 1996, as a director of the Company since July 1996 and as Chief Financial Officer of the Company since March 2000. From May 1999 to June 2003, Mr. Hickey served as Chairman of the Board of Directors of the Company.  From May 1994 until joining the Company, Mr. Hickey was founder and president of Roberts Healthcare Resources, Inc., a company engaged in project consulting to Fortune 500 and leading edge companies in the healthcare industry.  From 1975 to 1994, Mr. Hickey served in various positions at Johnson & Johnson.  From 1992 to 1994, Mr. Hickey was vice president, marketing and director of Ethicon, Inc., a unit of Johnson & Johnson.

Walter R. Maupay, Jr. has served as a director of the Company since July 1996.  At his retirement in 1995, Mr. Maupay was a group executive with Bristol-Myers Squibb and president of Calgon Vestal Laboratories.  From May 1988 to January 1995, Mr. Maupay had been president of Calgon Vestal Laboratories, a subsidiary of Merck & Co., Inc.  From 1984 to 1988, Mr. Maupay served as vice president of Calgon Vestal Laboratories.  Mr. Maupay is currently a director of Kensey Nash Corporation and Cubist Pharmaceuticals, Inc., both of which are publicly traded companies. Mr. Maupay served as a director of PolyMedica Corporation prior to its acquisition in October 2007.

Each of our directors brings unique perspectives and experiences to their service as members of our Board of Directors, which collectively combine to strengthen the ability of our Board of Directors to bring value to our shareholders.  For example, Messrs. Allan, Hickey and Maupay and Dr. Franklin have chief executive management experience in the life science and/or healthcare industries.  Mr. Frankel has experience in strategic and corporate management consulting with a focus on the life science industry.  Messrs. Allan and Gruber and Dr. Franklin bring backgrounds in investment banking and corporate finance.  In addition, Messrs. Allan, Gruber and Maupay and Dr. Franklin have experience serving on the boards of directors of other life science and healthcare companies.

Audit Committee

 The Audit Committee of our Board of Directors is composed of two directors, one of whom is independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2009, the Audit Committee met once.  In addition, during 2009, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.   The members of the Audit Committee are Mr. Allan as Chairman and Dr. Franklin.  While each of the members of the Audit Committee is financially literate and has accounting and finance experience, none of such individuals is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  Given the limited resources of the Company, and the qualifications of the existing committee members, the Board of Directors has determined not to devote resources at this time to locating a person who qualifies as a “financial expert” to serve on the Audit Committee.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2009 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, with the exception of  reports on Form 4 covering automatic quarterly common stock grants to each of our non-employee directors in satisfaction of the equity component of their director fees, all of which Forms were filed late.

Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules.  Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary. The Code is included on our website.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued through March 31, 2010 for services in all capacities  during the fiscal years ended December 31, 2009 and 2008 by our principal executive officer and two other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 2009 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Nonequity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)

Robert P. Hickey	2009	315,000	20,400	29,000	18,200	382,600
President, CEO & CFO	2008	315,000	109,600	15,000	18,200	457,800

Eli Pines, Ph. D.	2009	241,200	11,600	17,500	0	270,300
Vice President and	2008	236,250	52,000	9,000	0	297,250
Chief Scientific Officer

Marc R. Sportsman (4)	2009	252,100	11,600	-	17,600	281,300
Vice President of Sales	2008	248,400	58,100	18,750	17,600	342,850

(1)
Amounts shown in the Option Awards column reflect the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2009 grants, refer to Note F [3] of the Company’s financial statements in the Form 10-K for the year ended December 31, 2009, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2009, refer to Note G [3] of the Company’s financial statements in the Form 10-KSB for the year ended December 31, 2008.  For each of 2009 and 2008, the amounts shown reflect values of stock option grants that are subject to performance-based vesting conditions, based on the estimated probable outcome of such conditions at the time of the grant.  Assuming full vesting of these stock options, the amounts shown for these stock options would have been:  For Mr. Hickey, $30,500 in 2009 and $141,200 in 2008, for Dr. Pines, $17,400 in 2009 and $67,200 in 2008 and for Mr. Sportsman, $17,400 in 2009 and $74,600 in 2008.

(2)
These amounts result from a performance-based bonus arrangement administered by the Compensation Committee of our Board of Directors and are determined and paid following completion of the indicated year based on the Named Executive Officer’s degree of achievement of agreed-upon performance goals for the indicated year. Of these amounts, 35% was paid in cash.  For 2009, the balance was paid in options to purchase a number of shares of common stock equal in value to the balance, based on the fair market value of the shares on the date the bonus entitlements were determined.  For 2008, the balance was paid in shares of common stock based on the fair market value of the shares on the date such bonus entitlements were determined.

(3)
This column reflects the total amount of other compensation provided, no item of which individually exceeded the greater of $25,000 or 10% of the total amount of such other compensation for the Named Executive Officer. The amounts comprise Company contributions to the 401(k) plan, auto allowance (Mr. Sportsman only) and life insurance and disability income premiums (Mr. Hickey only).

(4)	Mr. Sportsman resigned from the Company effective December 31, 2009.

 In February 2009, based on the recommendation of the Compensation Committee of our Board of Directors, our Board of Directors approved 2009 performance-based bonus arrangements for the Named Executive Officers. Under the arrangements, the Named Executive Officers would be entitled to certain target cash and stock option bonuses, subject to the level of achievement of agreed-upon performance criteria set by the Committee.  Criteria upon which Mr. Hickey’s target bonus was based included regulatory and sales and marketing activities related to REPEL-CV® Adhesion Barrier and business development initiatives. Criteria applicable to Dr. Pines’ target bonus included REPEL-CV regulatory approvals and clinical studies, new product initiative clinical studies and regulatory activities.  Mr. Sportsman’s target bonus criteria included achieving targeted domestic and international sales levels.  Actual cash and stock option bonus entitlements for the 2009 performance year were determined by the Compensation Committee in January 2010, Set forth below is a chart showing the 2009 target cash and stock option performance bonuses and the amounts actually paid or vested.

	2009 Target Performance Bonus		2009 Actual Performance Bonus
Name	Cash ($)	Stock Options (#)(1)	Cash ($)(2)	Stock Options (#)(1)
Robert P. Hickey	100,000	350,000	30,000	105,000

Eli Pines, Ph. D.	60,000	200,000	18,000	60,000

Marc R. Sportsman	75,000	200,000	0	0

(1)
The stock options were granted in February 2009 subject to vesting based on the level of achievement of agreed-upon performance criteria.  The stock options are exercisable at $0.10 per share, the fair market value of the Common Stock on the date of grant, and expire ten years from the grant date.

(2)
To conserve cash, the Company elected to pay 35% of the cash bonus in cash ($10,500 for Mr. Hickey and $6,300 for Dr. Pines) and the balance in shares (or, if preferred by the recipients, an equal number of stock options), based on a price of $0.13 per share, the fair market value at the time the bonus entitlements were determined.  Accordingly, the Company issued 150,000 stock options to Mr. Hickey and 90,000 stock options to Dr. Pines, in each case exercisable at $0.13 per share and expiring ten years from the date of grant.

The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2009 to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Robert P. Hickey	500,000	-	-	0.12	3/21/2010
	500,000	-	-	0.12	3/21/2011
	250,000	-	-	0.43	4/23/2011
	200,000	-	-	0.45	5/24/2011
	200,000	-	-	0.55	5/24/2012
	200,000	-	-	0.65	5/24/2013
	166,667	-	-	0.36	4/22/2012
	166,667	-	-	0.36	4/22/2013
	250,000	-	-	0.80	4/25/2016
	166,666	-	-	0.36	4/22/2014
	250,000	-	-	0.80	4/25/2016
	200,000	-	-	0.80	2/16/2017
	50,000	-	-	0.80	2/16/2017
	30,000	-	-	0.80	1/18/2018
	100,000	-	-	0.41	1/18/2018
	37,500	-	-	0.43	2/26/2018
	-	-	350,000	0.10	2/23/2019
	3,267,500	-	350,000

Eli Pines, PhD	233,333	-	-	0.12	3/21/2010
	233,333	-	-	0.12	3/21/2011
	100,000	-	-	0.43	4/23/2011
	200,000	-	-	0.45	5/24/2011
	200,000	-	-	0.55	5/24/2012
	200,000	-	-	0.65	5/24/2013
	76,667	-	-	0.36	4/22/2012
	76,667	-	-	0.36	4/22/2013
	76,666	-	-	0.36	4/22/2014
	165,000	-	-	0.80	4/25/2016
	165,000	-	-	0.80	4/25/2016
	50,000	-	-	0.80	2/16/2017
	130,000	-	-	0.80	2/16/2017
	60,000	-	-	0.41	1/18/2018
	18,000	-	-	0.43	2/26/2018
	-	-	200,000	0.10	2/23/2019
	1,984,666	-	200,000

Marc R. Sportsman	225,000	-	-	0.98	6/30/2010
	70,000	-	-	0.41	6/30/2010
	32,500	-	-	0.43	6/30/2010
	-	-	200,000	0.10	2/23/2019
	327,500	-	200,000

Employment and Related Agreements

 We have employment agreements and change of control agreements with two of our Named Executive Officers, Mr. Hickey and Dr. Pines.  Mr. Hickey serves as our President, CEO, CFO and Secretary and as a member of our Board of Directors and Dr. Pines serves as our Vice President of Research and Chief Scientific Officer.  We had similar agreements with Mr. Marc Sportsman, our former Vice President of Sales, which are no longer in effect due to his resignation, effective December 31, 2009.

Employment Agreements

On October 1, 2008, we entered into a new employment agreement with Mr. Hickey. The agreement has an initial term of four years, subject to automatic renewal for one-year periods absent six months’ prior written notice of termination by either party. The employment agreement for Dr. Pines had an initial term of three years from March 1, 2006, but is continuing in effect pursuant to an automatic annual renewal provision similar to that found in Mr. Hickey’s agreement.

Mr. Hickey is currently entitled to an annual base salary of $315,000. Dr. Pines is currently entitled to an annual base salary of $245,950 and is entitled to an annual cost of living increase. Each executive is also eligible for such bonuses and stock options as the Board of Directors shall deem appropriate. The present base salary levels became effective January 1, 2010.  The executives have the right to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, including medical and savings and retirement plans, and receive the benefits and perquisites generally provided to employees of the same level and responsibility. Each executive is entitled to agreed-upon vacation. We are required to obtain life insurance coverage on the life and for the benefit of Mr. Hickey in an amount equal to a multiple of his base salary then in effect.

If any of the executives dies, is terminated for “Cause”, voluntarily resigns other than for “Good Reason”, as such terms are defined in the agreement, or is unable to perform his duties on account of death or disability and the agreement is terminated, he or his legal representative shall receive from the Company the base salary which would otherwise be due to the date when termination of employment occurred.  Under certain circumstances, we may become obligated to pay severance to the executives under the employment agreements. These circumstances include (i) our failure to renew the agreement at the expiration of the term, (ii) our termination of executive's employment without “Cause” and (iii) executive's resignation for "Good Reason". The severance obligation is equal to 12 months of base salary for Mr. Hickey and six months of base salary for Dr. Pines. The severance obligation also includes the cost of premiums for health insurance benefits that the executive would otherwise have been entitled to receive during such period following termination of employment. Each employment agreement contains confidentiality, ownership of intellectual property, non-compete and non-solicitation provisions.

Change of Control Agreements

We have change of control agreements with each of Mr. Hickey and Dr. Pines, each effective in June 2006. The agreements are designed to help ensure that our company will have the benefit of the continued services and dedication of these executives, notwithstanding the possibility, threat or occurrence of a change of control. Under these agreements, and subject to the terms thereof, the executives will be entitled to certain payments and other benefits in the event their employment is terminated or they resign for "Good Reason" in connection with a "Change of Control" of our company, as those terms are defined in the agreements. Subject to the terms of the agreements, these benefits and payments generally include (i) accelerated option vesting, (ii) extended option exercisability notwithstanding termination of employment, (iii) continued entitlement to participate in group health plans for a period of one year following termination of employment at the same cost rate charged to then-current employees and (iv) payment to the executive by our company in 12 equal monthly installments of (A) a multiple of the executive's highest base salary in effect during the one-year preceding termination of employment and (B) the greater of the previous year's annual bonus received by the executive or the executive's current year target annual bonus. For Mr. Hickey, the multiple is 200% and for Dr. Pines, the multiple is 150%. Severance payments under the employment agreements will reduce the severance payment obligations under the change of control agreements.

Director Compensation

Each of our non-employee directors is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors:

•
Annual cash compensation, paid quarterly in arrears, of $15,000 plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who shall not be entitled to separate compensation as a committee chair).    In March 2009, the Compensation Committee approved a cash-conserving measure that stipulates that 35% of the quarterly cash compensation would be paid in cash and the balance would be paid in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter.  This arrangement currently continues in effect.

•
An annual option grant under our existing stock option plan(s) to purchase 65,000 shares of Common Stock. The options, which the Board shall endeavor to grant at each annual meeting of the Board of Directors, shall have an exercise price equal to the fair market value on the date of grant, shall be vested in full immediately upon grant and shall expire ten years from the grant date.  Dr. Richard Franklin, who receives separate compensation in his capacity of Executive Chairman pursuant to a separate consulting agreement, is not eligible for these annual grants. See “Certain Relationships and Related Transactions.”

We reimburse all directors, including employee directors, for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

The following table sets forth certain information with respect to total compensation earned by all members of the Board of Directors during the year ended December 31, 2009, other than Mr. Hickey whose compensation is disclosed in the Summary Compensation Table above.  Mr. Hickey does not receive additional compensation in his role as a director.

Director Compensation for 2009

Name	Fee Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)(2)	Option Awards ($)(2) (3)	Total ($)

David G.P. Allan	7,000	13,000	17,000	37,000

Barry R. Frankel	7,000	13,000	17,000	37,000

Richard L. Franklin, MD	8,750	16,250	-	25,000

Joerg Gruber	5,250	9,750	17,000	32,000

Walter R. Maupay, Jr.	7,000	13,000	17,000	37,000

(Footnotes appear on next page)

(1)
In accordance with a cash-conserving measure approved by the Compensation Committee in March 2009, 35% of the quarterly cash compensation is paid in cash and the balance is paid in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter.

(2)
The amounts shown reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.

(3)
For additional information on the valuation assumptions with respect to the 2009 grants, refer to Note F [3] of our financial statements in the Form 10-K for the year ended December 31, 2009, as filed with the SEC. The following directors listed in the table have outstanding option awards at 2009 fiscal year-end: Mr. Allan (510,000 shares), Mr. Frankel (540,000 shares), Dr. Franklin (2,830,000 shares), Mr. Gruber (195,000) and Mr. Maupay (580,000 shares). All of the above-listed option awards are fully vested with the exception of 500,000 of Dr. Franklin’s option awards which vest upon the achievement of specific market condition criteria for our Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of March 31, 2010.  The address of the officers and directors named in the following table is c/o SyntheMed, Inc., 200 Middlesex Essex Turnpike, Suite 210, Iselin, New Jersey 08830.

Name	Shares of Common
of Beneficial Owner	Stock Beneficially		Percent
or Number in Group	Owned (1)		of Class

Joerg Gruber	7,272,963	(2)	6.5%

Robert P. Hickey	4,060,165	(3)	3.6%

Richard L. Franklin, MD	3,635,361	(4)	3.3%

Eli Pines, Ph.D.	2,386,962	(5)	2.1%

Walter R. Maupay	1,100,298	(6)	1.0%

David G. P. Allan	1,021,250	(7)	0.9%

Barry R. Frankel	606,450	(8)	0.6%

Marc Sportsman	421,250	(9)	0.4%

All executive officers and directors as a group (7 persons)	20,083,448	(10)	16.5%

(1)
Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from March 31, 2010 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)
Includes 630,000 shares of Common Stock issuable upon exercise of warrants and 195,000 shares issuable upon exercise of options held by Mr. Gruber as well as 823,000 shares and 2,145,025 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director.  Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(3)	Includes 3,522,500 shares of Common Stock issuable upon exercise of options.
(4)	Includes 2,330,000 shares of Common Stock issuable upon exercise of options.
(5)	Includes 2,134,666 shares of Common Stock issuable upon exercise of options.
(6)	Includes 580,000 shares of Common Stock issuable upon exercise of options.
(7)	Includes 510,000 shares of Common Stock issuable upon exercise of options.
(8)	Includes 540,000 shares of Common Stock issuable upon exercise of options.
(9)	Includes 327,500 shares of Common Stock issuable upon exercise of options.
(10)	Includes 12,587,191 shares of Common Stock issuable upon exercise of options and warrants.

Securities Authorized For Issuance Under Equity Compensation Plans

 The following table summarizes, as of December 31, 2009, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
Plan Category	outstanding options, warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders	4,543,000	$0.61	457,000
Equity compensation plans not approved by security holders	8,652,000	$0.33	312,321

Total	13,195,000	$0.43	769,321

80,000 fully vested options have been granted to two individuals under our 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.36 to $0.80 per share and with termination dates ranging from April 22, 2012 to February 16, 2017.  None of these options were granted to our directors or officers.

7,872,000 options have been granted to fourteen individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.12 to $0.80 per share and with termination dates ranging from March 21, 2010 to June 8, 2019.  Of the total options issued, 7,722,000 were vested at year-end, 50,000 vest upon IND approval for a drug delivery product, 50,000 vest upon an IDE submission of a gynecological anti-adhesion product, 50,000 vest upon the PMA submission of a gynecological anti-adhesion product. Of these, we granted options to directors and officers as follows:  2,350,000 to Mr. Hickey, 1,397,000 to Dr. Pines, 315,000 to Mr. Allan, 335,000 to Mr. Frankel, 2,125,000 to Dr. Franklin, 65,000 to Mr. Gruber and 375,000 to Mr. Maupay.

4,543,000 options have been granted to thirteen individuals under our 2006 Stock Option Plan at exercise prices ranging from $0.10 to $1.16 per share and with termination dates ranging from June 30, 2010 to February 23, 2019.  Of the total options issued, 4,463,000 were vested at year-end, 40,000 vest on July 14, 2010 and 40,000 vest on July 14, 2011.  Of these, we granted options to directors and officers as follows:  1,268,000 to Mr. Hickey, 788,000 to Dr. Pines, 528,000 to Mr. Sportsman, 195,000 to Mr. Allan, 205,000 to Mr. Frankel, 205,000 to Dr. Franklin, 130,000 to Mr. Gruber and 205,000 to Mr. Maupay.

700,000 options have been granted to two individuals pursuant to other agreements at exercise prices ranging from $0.40 to $1.00 per share and have a termination date of October 1, 2018.  Of the total options issued, 100,000 were vested at year-end, 500,000 vest upon the achievement of specific market condition criteria for our Common Stock and 100,000 vest during 2010.  Of these, we granted options to directors and officers as follows:  500,000 to Dr. Franklin.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In September and December 2009, we sold an aggregate of 9,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.20 per unit in a private placement, resulting in gross cash proceeds of $1,800,000. The private placement occurred in two closings, the first on September 30, 2009 for total proceeds of $1,000,000 and the second on December 24, 2009 for total proceeds of $800,000. The warrants are exercisable for shares at a price of $.20 per share, and are scheduled to expire on September 30, 2013. In connection with the financing, we paid a placement agent (the “Agent”) a commission of $126,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 630,000 shares of common stock, representing 7% of the number of units sold in the financing. The agent warrants are identical to the investor warrants. We also reimbursed the Agent for certain financing-related expenses totaling $31,000 including legal fees. One of our directors, Mr. Joerg Gruber, is Chairman and a director of the Agent.

 On October 1, 2008, we entered into a consulting agreement with Richard L. Franklin, MD, our Chairman of the Board, under which we retained Dr. Franklin to serve in the newly created executive officer role of Executive Chairman. Dr. Franklin’s responsibilities include working with the Board of Directors and the President and Chief Executive Officer in connection with (i) the overall leadership and strategic direction of the Company, (ii) providing guidance and support to senior management of the Company, (iii) the coordination of the activities of the Board of Directors and (iv) communication with shareholders and other important constituencies. The agreement is scheduled to expire on December 31, 2009, subject to automatic renewal for successive one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property. In consideration for his services, we have agreed to pay Dr. Franklin $100,000 per year and have granted Dr. Franklin a ten-year option to purchase 750,000 shares of our common stock. The option is exercisable as to 125,000 shares at $.40/share, 125,000 shares at $.60/share, 250,000 shares at $.80/share and 250,000 shares at $1.00/share, provided that vesting of the $.40 and $.60 installments is subject to the 30-day average stock price achieving a $.60 level by October 1, 2009 and vesting of the remaining two installments is subject to the stock price achieving a $1.00 30-day average level by October 1, 2010. In his capacity as a director, Dr. Franklin will also continue to be eligible for cash compensation (but not equity-based compensation) paid to members of the Board of Directors in their capacity as such.

On September 30, 2008, we raised $4,000,000 in gross proceeds from a private placement of 10,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $.40 per unit. The warrants are exercisable for shares at a price of $.50 per share, and are scheduled to expire on September 30, 2011. In connection with the financing, we paid the Agent, a commission of $280,000 in cash, representing 7% of the gross proceeds raised, and warrants to purchase an aggregate of 700,000 shares of common stock, representing 7% of the number of shares sold in the financing. The Agent warrants are identical to the investor warrants, except that the agent warrants expire on September 30, 2012. We also reimbursed the Agent for certain financing-related expenses totaling approximately $37,000 including legal fees.

Each of our directors, other than Messrs. Hickey and Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by Eisner LLP for 2009 and 2008:

	2009	2008
Audit Fees	$76,300	$78,000
Audit-related Fees	-	-
Tax Fees	-	1,600
Other Fees	-	-

Audit fees include fees for the annual audit and review of financial statements included in that year’s Form 10-Q filings, as well as fees for any other services normally provided by the principal accountant in connection with statutory or regulatory filings, including SEC filings, or engagements.

Tax fees include discussion regarding tax planning.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. All of the non-audit fees were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of SEC Regulation S-X, which provides a waiver of the pre-approval requirements for certain de minimis activities.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

SyntheMed, Inc.
(Registrant)

Dated April 27, 2010	By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
(principal executive, financial and accounting officer)