Form 10-Q
period 2010-03-31
SyntheMed, Inc.
filed 2010-05-17
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐] No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 Par Value – 109,203,690 shares outstanding at March 31, 2010

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month periods ended March 31, 2009 and 2010	3

	Condensed Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2009 and 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

	Signature	16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009		2010
Revenue
Product sales	$70		$131
Revenue	70		131

Cost of goods sold	19		27

Gross profit	51		104

Operating expenses:
Research and development	339		237
General and administrative	432		484
Sales and marketing	281		205
Operating expenses	1,052		926

Loss from operations before other income / (expense)	(1,001)		(822)

Other income/(expense):
Interest income	14		1
Interest expense	(0)		(1)
Other income/(expense)	14		(0)

Loss before income tax benefit	(987)		(822)
Income tax benefit	-		433

Net loss	$(987	) $	(389)

Net loss per common share-basic and diluted	$(0.01	) $	(0.00)

Weighted average shares outstanding	98,990		109,043

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$963	$713
Accounts receivable, net of allowance for doubtful accounts of $29 and $29, respectively	49	96
Inventory, net	126	97
Prepaid expenses and deposits	57	167
Total current assets	1,195	1,073

Machinery, equipment and software, less accumulated depreciation	26	22
TOTAL	$1,221	$1,095

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$64	$63
Accrued expenses	308	285
Insurance note payable	7	118
Total current liabilities	379	466

Commitments and other contingencies (Note P)

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 109,041 and 109,204	109	109
Additional paid-in capital	62,008	62,184
Accumulated deficit	(61,275)	(61,664)
Total stockholders' equity	842	629
TOTAL	$1,221	$1,095

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Three Months Ended
	March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(987)	$(389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	4
Stock based compensation relating to options	119	160
Shares issued in settlement of a liability		16
Changes in operating assets and liabilities:
Increase in accounts receivable	(48)	(47)
Decrease in Inventory	7	29
Decrease in prepaid expenses	27	14
Decrease in accounts payable	(118)	(1)
Increase (decrease) in accrued expenses	32	(23)
Net cash used in operating activities	(953)	(237)

Cash flows from financing activities:
Payments of insurance note payable	(15)	(13)
Proceeds from exercise of stock options and warrants	11
Net cash used in financing activities	(4)	(13)

Net decrease in cash and cash equivalents	(958)	(250)
Cash and cash equivalents at beginning of period	2,944	963
Cash and cash equivalents at end of period	$1,986	$713

Supplementary disclosure of non-cash operating activities:
Financing of insurance premiums through notes payable	$134	$124

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)          Basis of Presentation and Going Concern

The accompanying condensed financial statements of SyntheMed, Inc. (the “Company”) do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed financial statements have been presented on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The balance of cash and cash equivalents as of March 31, 2010, together with anticipated revenue from operations, is not sufficient to meet the Company’s anticipated cash requirements through 2010, based on management’s present plan of operation. As a result, the Company is exploring strategic and other transactions to fund operations in a way that would maximize value for the Company’s shareholders. Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and may require the Company to license or sell to third parties certain products or technologies that management would otherwise seek to commercialize independently. The Company does not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for the adult cardiac surgery indication for REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”). No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The report of our independent registered public accounting firm contained in our 2009 Annual Report on Form 10-K also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and March 31, 2010, the allowance for doubtful accounts was $29,000 and $29,000, respectively.

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

	December 31,	March 31,
	2009	2010

Raw materials	$79,000	$79,000
Finished goods	53,000	22,000
	132,000	101,000
Slow moving and obsolete inventories	(6,000)	(4,000)
	$126,000	$97,000

             The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)          Stock Based Compensation Plans

At March 31, 2010, the Company has two stock-based compensation plans: the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At March 31, 2010, there were 223,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718.

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2009	2010

Weighted average fair value at date of grant for options granted during the period	$0.10	$0.11
Risk-free interest rates	1.34%	1.48%- 1.6%
Expected option life in years	10	10
Expected forfeiture rate	0%	0%
Actual vesting terms in years	1	1
Expected stock price volatility	94.2%	107.8% -108.3%
Expected dividend yield	-0-	-0-

The following summarizes the activities of the Company’s stock options for the three months ended March 31, 2010 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2010	13,195	$0.43	4.3 Years
Granted	1,056	0.12	9.9 Years
Exercised	-	-
Canceled, expired or forfeited	(668)	0.10
Outstanding at March 31, 2010	13,583	$0.42	4.3 Years	$0

Vested and expected to vest after March 31, 2010 (A)	12,742	$0.41	4.0 Years	$0

(A) Options expected to vest, for options with vesting conditions based on performance or market     condition, are based on management’s estimate of the probability of their vesting at the end of the reporting period.

As of March 31, 2010, there was approximately $81,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 16 months.

The Company granted 910,000 and 1,056,000 options in the three-month periods ended March 31, 2009 and 2010, respectively. Of the 1,056,000 options granted during the period ended March 31, 2010, 346,000 vested immediately and 710,000 vest upon the achievement of certain performance criteria during 2010. The Company has recorded a charge of $10,000 and $47,000 in research and development and general and administrative expense, respectively, for the fair value of the options granted for the three months ended March 31, 2010. Vesting of the 910,000 options granted during the period ended March 31, 2009 was similarly subject to achievement of certain performance criteria during 2009. The Company has recorded a charge of $3,000, $5,000 and $2,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the three months ended March 31, 2009.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At March 31, 2010, the Company had 1,310,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.11 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones for which the Company has recorded an estimated credit of $8,000, 710,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $5,000 and $8,000 in research and development and general and administrative expense, respectively, for these options, and 500,000 relate to market condition criteria for the Company’s common stock and recorded an estimated charge of $11,000 in general and administrative expense for these options. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $.14 per share. The Company has recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended for the three months ended March 31, 2010.

F)          Insurance Note Payable

In March 2010, the Company entered into two short term financing agreements for product liability and directors and officers liability insurance premiums totaling $124,000, payable in monthly installments including interest of $6,000 and $6,700, respectively. The monthly installments are due through December 2010 and January 2011, respectively, and carry interest of 4.5% per annum and 3.75% per annum, respectively.

G)           Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 35,598,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

H)           Common Stock

In accordance with measures previously adopted by the Company’s Board of Directors under which 65% of the cash portion of Board fees would be payable in shares,  effective March 31, 2010,  the Company granted an aggregate of 162,500 shares of common stock to the Company’s non-employee directors in full satisfaction of $16,250 in aggregate Board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2010.  The shares were valued at fair market value on the date of grant, the last trading day of the quarter, as reflected in the closing price on that day.

I)           Newly Adopted Accounting Pronouncements

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

In June 2009, the FASB has issued FASB ASC 810-10 (previously known as SFAS No. 167, Amendments to FASB Interpretation No 46(R)) which amends certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption of FASB ASC 810-10 effective January 1, 2010 did not have any impact on the Company’s financial statements.

J)           Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company does not currently enter into multiple deliverable revenue arrangements and, as a result, does not anticipate any impact, upon adoption of the statement, on its financial statements.

K)          Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: SFAS No. 109), Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses. This is reflected as income tax benefits in the accompanying Statement of Operations.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

L)         Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.

M)      Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the three months ended March 31, 2009 and 2010, the Company made matching contributions to the plan in the amount of $10,000 and $9,000, respectively.

N)       Shareholders Rights Plan

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

O)    Nature of Business

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s revenues and long-lived assets for the three months ended March 31, 2009 and 2010, respectively (in thousands):

	March 31,		March 31,
	2009	2010	2009	2010
	Revenues		Long-Lived Assets

United States	$-	$63	$59	$22
Saudi Arabia	6	15	-	-
Italy	24	14	-	-
Czech Republic	10	5	-	-
Turkey	-	7	-	-
Brazil	-	17	-	-
France	14	-	-	-
Greece	7	-	-	-
Other countries	9	10	-	-

	$70	$131	$59	$22

P)	Commitments and Other Matters

 Under the Yissum agreement, the Company is obligated to pay a 5% royalty on net sales, or, if its net sales do not reach $1,000,000 in fiscal 2010, an annual minimum royalty of $250,000. At March 31, 2010, the Company has recorded a charge of $63,000 for the pro-rata share of its annual minimum royalty obligation under the Yissum Agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in a strategic transaction to support our activities and (iii) unanticipated delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We believe that there are a number of opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery through the reduction of post-operative adhesions.  We are currently focusing on the following two opportunities:

•
In November 2008, we received 510(k) clearance from the FDA to market SinusShield, a bioresorbable film intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures. SinusShield was developed utilizing the same polymer film used in REPEL-CV. We are continuing to explore marketing/distribution relationships with prospective companies who focus on the ear, nose and throat surgical market.

•
We have submitted an application with the European Union regulatory authority for the expansion of the CE Mark indication for our polymer film to include use as an anti-adhesion material in gynecologic surgical procedures.

Results of Operations

Revenue for the three months ended March 31, 2010 was $131,000, compared to $70,000 for the comparable prior year period, an increase of 87.3% or $61,000. The increase in revenue is primarily attributable to our launch of REPEL-CV in the United States in April 2009 and from initial stocking orders from new international distributors. The continued growth in US sales of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

During the three month period ended March 31, 2010, revenue in the United States was $63,000 which represented 48.0% of total revenue for the period. For more detail on geographic breakdown, see Note O of Notes to Condensed Financial Statements.

Cost of goods sold was $27,000 for the three months ended March 31, 2010,  compared to $19,000 for the comparable prior year period, representing an increase of 44.8% or $8,000. The increase in cost of goods sold is mainly attributable to the higher current year sales.

 Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $237,000 for the three months ended March 31, 2010, compared to $339,000 for the comparable prior year period, a decrease of 30.0% or $102,000. The decrease is primarily attributable to reductions of $61,000 in new product development program costs and lower regulatory costs of $44,000 due to higher costs associated with FDA discussions during the prior year.

General and administrative expenses totaled $484,000 for the three months ended March 31, 2010, compared to $432,000 for the comparable prior year period, an increase of 12.3% or $52,000. The increase is primarily attributable to increases in stock-based compensation of $103,000, including $91,000 associated with the modification of certain stock options, partially offset by reductions in legal fees of $27,000 and audit fees of $8,000.

We incurred sales and marketing expenses of $205,000 for the three months ended March 31, 2010, compared to $281,000 for the comparable prior year period, a decrease of 27.1% or $76,000.  The decrease is primarily attributable to lower compensation-related expenses of $123,000 and reduced consulting expenses of $39,000, partially offset by increases in royalty expense of $60,000 and sales commissions of $17,000.

Interest income totaled $1,000 for the three months ended March 31, 2010, compared to $14,000 for the comparable prior year period, a decrease of 90% or $13,000. The decrease is primarily attributable to lower average cash balances.

We recorded an income tax benefit of $433,000 for the three months ended March 31, 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2009.

Our net loss was $389,000 for the three months ended March 31, 2010, compared to $987,000 for the comparable prior year period, a decrease of 60.5% or $598,000. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $713,000, compared to $1,987,000 at March 31, 2009.

At March 31, 2010, we had working capital of $607,000, compared to $1,987,000 at March 31, 2009.

Net cash used in operating activities was $237,000 for the three months ended March 31, 2010, compared to $953,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $389,000, decreases totaling $24,000 in accounts payable and accrued expenses and an increase of $47,000 in accounts receivable, partially offset by decreases totaling $43,000 in inventory and prepaid expenses and the impact of $180,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $987,000, an increase in accounts receivable of $48,000 and a decrease of $118,000 in accounts payable, partially offset by the impact of $134,000 in such non-cash expenses as stock-based compensation and depreciation, and an increase of $32,000 in accrued expenses and decreases totaling $34,000 in inventory and prepaid expenses.

Net cash used in financing activities for the three months ended March 31, 2010 was $13,000 compared to $4,000 for the prior year period. The current year amount was comprised of $13,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums; the prior year amount was comprised of $15,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums partially offset by proceeds of $11,000 from the exercise of stock options. (See Note F of Notes to Condensed Financial Statements.)

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through the end of 2010, even without allocating any spending to the clinical studies needed for approval of the REPEL-CV adult indication in the United States.  Insufficient funds has required us to delay, scale back or eliminate some of our operations including research and development programs and certain commercialization activities and may require us to license or sell to third parties certain products or technologies that we would otherwise seek to commercialize independently. We do not have sufficient cash resources, either on hand or anticipated from operations, to fund the additional clinical studies required for the REPEL-CV adult indication. As a result, we are exploring strategic and other transactions to fund such studies in a way that would maximize value for our shareholders.  No assurance can be given that additional financing or strategic arrangements will be available on acceptable terms or at all. Under these circumstances there are substantial doubts about our ability to continue as a going concern.  The report of our independent registered public accounting firm contained in our 2009 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

At March 31, 2010, the Company had employment agreements with four individuals that expire as follows: two in September 2010, one in March 2011 and one in October 2012. Pursuant to these agreements, the Company’s commitment regarding cash severance benefits aggregates $542,000 at March 31, 2010. The Company has also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, the Company could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the chief executive officer and chief financial officer who is the same person, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Our non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with cash conserving measures previously adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid 35% in cash and the balance in shares, effective March 31, 2010 we granted an aggregate of 162,500 shares of common stock to our non-employee directors in full satisfaction of $16,250 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2010.  The shares were valued at fair market value on March 31, 2010, the last trading day of the quarter, as reflected in the closing price on that day. The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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
Robert P. Hickey
President, CEO and CFO
Dated: May 14, 2010

EXHIBIT INDEX

ITEM

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.