Form 10-Q
period 2010-06-30
SyntheMed, Inc.
filed 2010-08-11
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2010
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
Common Stock, $.001 Par Value – 109,430,964 shares outstanding at June 30, 2010

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2009 and 2010	3

	Condensed Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2009 and 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T.	Controls and Procedures	15

Part II -	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

	Signature	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue
Product sales	$90	$134	$160	$265
Revenue	90	134	160	265

Cost of goods sold	42	31	61	58

Gross profit	48	103	99	207

Operating expenses:
Research and development	328	247	667	484
General and administrative	401	268	833	752
Sales and marketing	500	187	781	392
Operating expenses	1,229	702	2,281	1,628

(Loss) from operations	(1,181)	(599)	(2,182)	(1,421)

Other income/(expense):
Interest income	5	1	19	2
Interest expense	(1)	(2)	(1)	(3)
Other income/(expense)	4	(1)	18	(1)

Loss before income tax benefit	(1,177)	(600)	(2,164)	(1,422)
Income tax benefit	-	-	-	433

Net loss	$(1,177)	$(600)	$(2,164)	$(989)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	99,636	109,206	99,314	109,125

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	June 30,
	2009	2010
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$963	$253
Accounts receivable, net of allowance for doubtful accounts of $29 and $0, respectively	49	96
Inventory, net	126	77
Prepaid expenses and deposits	57	122
Total current assets	1,195	548

Machinery, equipment and software, less accumulated depreciation	26	19
TOTAL	$1,221	$567

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$64	$46
Accrued expenses	308	357
Insurance note payable	7	81
Total current liabilities	379	484

Commitments and other contingencies (Note P)

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 109,041 and 109,431	109	109
Additional paid-in capital	62,008	62,238
Accumulated deficit	(61,275)	(62,264)
Total stockholders' equity	842	83
TOTAL	$1,221	$567

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(2,164)	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	7
Stock based compensation	299	190
Shares issued in settlement of Board of Directors fees	16	40
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(60)	(47)
Decrease in inventory	12	49
Decrease in prepaid expenses	53	59
(Decrease) in accounts payable	(139)	(18)
(Decrease) increase in accrued expenses	(28)	49
Net cash used in operating activities	(1,981)	(660)

Cash flows from financing activities:
Payments of insurance note payable	(56)	(50)
Proceeds from exercise of stock options and warrants	10	-
Net cash used in financing activities	(46)	(50)

Net (decrease) in cash and cash equivalents	(2,027)	(710)
Cash and cash equivalents at beginning of period	2,944	963
Cash and cash equivalents at end of period	$917	$253

Supplementary disclosure of non-cash operating activities:
Financing of insurance premiums through notes payable	$134	$124

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Substantial Doubt on Going Concern

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

The balance of existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund the Company’s planned operations through September 30, 2010.  As a result, the Company, with the assistance of an investment banking firm, is pursuing strategic transactions to generate cash including the sale of its assets. Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and will require the Company to license or sell to third parties certain products or technologies that management would otherwise seek to commercialize independently. No assurance can be given that additional financing through strategic transactions will be available on acceptable terms or at all. In the absence of additional cash infusion, the Company will be unable to continue as a going concern.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and June 30, 2010, the allowance for doubtful accounts was $29,000 and $0, respectively.

D)	Inventory

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimates the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for on-hand finished goods inventory which is within six months of the expiration date.

	December 31,	June 30,
	2009	2010

Raw materials	$79,000	$59,000
Finished goods	53,000	23,000
	132,000	82,000
Slow moving and obsolete inventories	(6,000)	(4,000)
	$126,000	$78,000

             The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At June 30, 2010, the Company has two stock-based compensation plans: the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2010, there were 228,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2009	2010

Weighted average fair value at date of grant for options granted during the period	$0.18	$0.11
Risk-free interest rates	2.68%-3.91%	3.35%- 3.70%
Expected option life in years	8-10	10
Expected forfeiture rate	0%	0%
Actual vesting terms in years	2	1
Expected stock price volatility	98.0%	107.2% - 108.3%
Expected dividend yield	-0-	-0-

The following summarizes the activities of the Company’s stock options for the six months ended June 30, 2010 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2010	13,195	$0.43	4.3 Years
Granted	1,061	0.12	9.6 Years
Exercised	-	-
Canceled, expired or forfeited	(1,205)	0.34
Outstanding at June 30, 2010	13,051	$0.41	4.1 Years	$3,000

Vested and expected to vest after June 30, 2010 (A)	12,313	$0.39	4.0 Years	$3,000

(A) Options expected to vest, for options with vesting conditions based on performance or market     condition, are based on management’s estimate of the probability of their vesting at the end of the reporting period.

As of June 30, 2010, there was approximately $46,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 13 months.

The Company granted 1,470,000 and 1,061,000 options in the six-month periods ended June 30, 2009 and 2010, respectively. Of the 1,061,000 options granted during the period ended June 30, 2010, 351,000 vested immediately and 710,000 vest upon the achievement of certain performance criteria during 2010. The Company has recorded a charge of $9,000 and $17,000 in research and development and general and administrative expense, respectively, for the fair value of the options granted for the six months ended June 30, 2010. Of the 1,470,000 options granted during the period ended June 30, 2009, 360,000 vested immediately, 100,000 vest one year from the date of grant, 100,000 vest two years from the date of grant and 910,000 vest upon the achievement of certain performance criteria during 2009. The Company has recorded a charge of $7,000, $81,000 and $42,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the six months ended June 30, 2009.Vesting of the 910,000 options granted during the period ended June 30, 2009 was similarly subject to achievement of certain performance criteria during 2009.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At June 30, 2010, the Company had 1,300,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.11 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones for which the Company has recorded an estimated credit of $8,000 for the six months ended June 30, 2010 related to the reversal of previously recorded charges, 700,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $9,000 and $17,000 in research and development and general and administrative expense for the six months period ended June 30, 2010, respectively, for these options, and 500,000 relate to market condition criteria for the Company’s common stock and recorded an estimated charge of $22,000 in general and administrative expense for these options for the six months period ended June 30, 2010. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $0.14 per share. The Company has recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended for the six months ended June 30, 2010.

F)	Insurance Note Payable

In March 2010, the Company entered into two short term financing agreements for product liability and director and officer liability insurance premiums totaling $124,000, payable in monthly installments including total interest of $6,000 and $6,700, respectively. The monthly installments are due through December 2010 and January 2011, respectively, and carry interest of 4.5% per annum and 3.75% per annum, respectively.

G)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 33,591,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

H)	Common Stock

For the quarter ended March 31, 2010, the Company issued an aggregate of 162,500 shares of common stock, representing 65% of the $25,000 in fees due to the Company’s non-employee directors for their service during the quarter with the remaining $8,750 paid in cash.. This policy was recently modified so that for the quarter ended June 30, 2010, the Company issued an aggregate of 227,274 shares of common stock, representing 100% of the $25,000 in fees due to the Company’s non-employee directors and attributable to their services rendered during the second quarter of 2010.   In each case, the shares were valued at fair market value on the date of grant, the last trading day of the quarter, as reflected in the closing price on that day. See Item 2.

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

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: SFAS No. 109), Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses. This is reflected as income tax benefits in the accompanying Statement of Operations.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the six months ended June 30, 2009 and 2010, the Company made matching contributions to the plan in the amount of $20,000 and $13,000, respectively.

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

O)	Geographic Information

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States, in addition to other countries around the world. The following table summarizes the Company’s revenues and long-lived assets by country for the three and six months ended June 30, 2009 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,
	2009	2010	2009	2010	2009	2010
	Revenues		Revenues		Long-Lived Assets

United States	$41	$59	$41	$122	$44	$19
Brazil	-	45	-	61	-	-
Saudi Arabia	18	-	24	15	-	-
Italy	-	-	24	14	-	-
Czech Republic	10	5	20	10	-	-
Turkey	-	-	-	7	-	-
Romania	13	-	13	-	-	-
Other countries	8	25	38	36	-	-

	$90	$134	$160	$265	$44	$19

P)	Commitments and Other Matters

 Under the Yissum agreement, the Company is obligated to pay a 5% royalty on net sales, or, to preserve its rights under the agreement if its net sales or income does not reach $1,000,000 by the end of fiscal 2010, an annual minimum royalty of $250,000. At June 30, 2010, the Company has recorded a charge of $125,000 for the anticipated annual minimum royalty obligation under the Yissum Agreement attributable to the first six months of 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding to engage in a strategic or other fundamental transaction and (iii) unanticipated delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Substantial Doubt on Going Concern

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through September 30, 2010.  As a result, the Company, with the assistance of an investment banking firm, is pursuing strategic transactions to generate cash including the sale of its assets. Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and will require the Company to license or sell to third parties certain products or technologies that management would otherwise seek to commercialize independently. No assurance can be given that additional financing through strategic transactions will be available on acceptable terms or at all. In the absence of additional cash infusion, the Company will be unable to continue as a going concern.

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

We have been selling REPEL-CV domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, our marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

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

We believe that there are a number of opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery through the reduction of post-operative adhesions. In May 2010, we obtained CE Mark approval for REPEL-GYN™, a barrier film indicated for use in reducing the incidence, extent and severity of post-operative adhesions in patients undergoing gynecologic surgery.  In November 2008, we received 510(k) clearance from the FDA to market SinusShield™, another application of our polymer film that is intended to reduce adhesions and act as a space-occupying stent in nasal and sinus surgical procedures.  Due to our limited financial resources, we are not currently engaged in commercialization efforts with respect to these products.

Results of Operations

Revenue for the three and six months ended June 30, 2010 was $134,000 and $265,000, respectively, compared to $90,000 and $160,000 for the comparable prior year periods, an increase of 48.9% or $44,000 for the three month period and an increase of 65.6% or $105,000 for the six month period. The increase in revenue is primarily attributable to our launch of REPEL-CV in the United States in April 2009 and growth in our international sales.  The continued growth in US sales of REPEL-CV for use in pediatric patients who are likely to require reoperation via sternotomy, coupled with the expansion of our international distribution network, should result in increased revenue in future periods.

During the six month period ended June 30, 2010, revenue in the United States was $122,000 which represented 46% of total revenue for the period. For more detail on geographic breakdown, see Note O of Notes to Condensed Financial Statements.

Cost of goods sold was $31,000 and $58,000 for the three and six months ended June 30, 2010, compared to $42,000 and $61,000 for the comparable prior year periods, representing a decrease of 26.2% or $11,000 for the three month period and a decrease of 4.9% or $3,000. The decrease in cost of goods sold for the three and six month periods is mainly attributable to a charge of $28,000 in the prior year for a failed inventory production lot which was partially offset by higher current year sales.

 Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $247,000 and $484,000 for the three and six months ended June 30, 2010, compared to $328,000 and $667,000 for the comparable prior year periods, a decrease of 24.7% or $81,000 for the three month period and a decrease of 27.4% or $183,000 for the six month period. The decrease for the three month period is primarily attributable to reductions of $55,000 in new product development program costs and lower regulatory costs of $27,000 due to higher costs associated with FDA discussions during the prior year. The decrease for the six month period is mainly attributable to reductions of $99,000 in new product development program costs and lower regulatory costs of $89,000 similar to the three month reduction. We have suspended funding of all product development and clinical development programs as a means of conserving cash.

General and administrative expenses totaled $268,000 and $752,000 for the three and six months ended June 30, 2010, compared to $401,000 and $833,000 for the comparable prior year periods, a decrease of 33.2% or $133,000 for the three month period and a decrease of 9.7% or $81,000 for the six month period. The decrease for the three month period is mainly attributable to lower stock-based compensation of $88,000, reduced legal fees of $29,000 and lower investor relations expense of $15,000. The decrease for the six month period is primarily attributable to reductions in legal fees of $56,000, depreciation expense of $23,000, investor relations expense of $18,000 and bad debt expense of $10,000, partially offset by an increase in stock-based compensation of $31,000.

We incurred sales and marketing expenses of $187,000 and $392,000 for the three and six months ended June 30, 2010, compared to $500,000 and $781,000 for the comparable prior year periods, a decrease of 62.6% or $313,000 for the three month period and a decrease of 49.8% or $389,000 for the six month period.  The decrease for the three month period is primarily attributable to reductions in compensation-related expenses of $178,000, consulting fees of $52,000, recruiting expenses of $46,000, travel expenses of $36,000 and training expenses of $28,000, partially offset by increases in royalty expense of $58,000 and sales commissions of $16,000. The decrease for the six month period is primarily attributable to reductions in compensation-related expenses of $295,000, consulting fees of $91,000, recruiting expenses of $46,000, travel expenses of $28,000 and  training expenses of $31,000, partially offset by increases in royalty expense of $118,000 and sales commissions of $34,000.

Interest income totaled $1,000 and $2,000 for the three and six months ended June 30, 2010, compared to $5,000 and $19,000 for the comparable prior year periods, a decrease of 80% or $4,000 for the three month period and a decrease of 89.5% or $17,000 for the six month period. The decrease is primarily attributable to lower average cash balances.

We recorded an income tax benefit of $433,000 for the six months ended June 30, 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2009.

Our net loss was $600,000 and $989,000 for the three and six months ended June 30, 2010, compared to $1,177,000 and $2,164,000 for the comparable prior year periods, a decrease of 49% or $577,000 for the three month period and a decrease of 54.3% or $1,175,000 for the six month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $253,000, compared to $917,000 at June 30, 2009.

At June 30, 2010, we had working capital of $64,000, compared to $1,020,000 at June 30, 2009.

Net cash used in operating activities was $660,000 for the six months ended June 30, 2010, compared to $1,981,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $989,000, a decrease of $18,000 in accounts payable and an increase of $47,000 in accounts receivable, partially offset by decreases totaling $108,000 in inventory and prepaid expenses, an increase in accrued expenses of $49,000 and the impact of $237,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $2,164,000, an increase in accounts receivable of $60,000 and decreases of $167,000 in accounts payable and accrued expenses, partially offset by the impact of $345,000 in such non-cash expenses as stock-based compensation and depreciation, and decreases totaling $65,000 in inventory and prepaid expenses.

Net cash used in financing activities for the six months ended June 30, 2010 was $50,000 compared to $46,000 for the prior year period. The current year amount was comprised of $50,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums; the prior year amount was comprised of $56,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums partially offset by proceeds of $10,000 from the exercise of stock options. (See Note F of Notes to Condensed Financial Statements.)

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through September 30, 2010.  As a result, the Company, with the assistance of an investment banking firm, is pursuing strategic transactions to generate cash including the sale of its assets. Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and will require the Company to license or sell to third parties certain products or technologies that management would otherwise seek to commercialize independently. No assurance can be given that additional financing through strategic transactions will be available on acceptable terms or at all. In the absence of additional cash infusion, the Company will be unable to continue as a going concern. The report of our independent registered public accounting firm contained in our 2009 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

At June 30, 2010, the Company had employment agreements with four individuals that expire as follows: two in September 2010, one in March 2011 and one in October 2012. Pursuant to these agreements, the Company’s commitment regarding cash severance benefits aggregates $542,000 at June 30, 2010. The Company has also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, the Company could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with cash conserving measures adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid in shares, effective June 30, 2010 we granted an aggregate of 227,274 shares of common stock to our non-employee directors in full satisfaction of $25,000 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the second quarter of 2010.  The shares were valued at fair market value on June 30, 2010, the last trading day of the quarter, as reflected in the closing price on that day.  In prior quarters, such compensation was payable 65% in shares and the balance in cash. Commencing with the second quarter, the full amount of such compensation is payable in shares to further conserve cash.   The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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
Robert P. Hickey
President, CEO and CFO
Dated: August 11, 2010

EXHIBIT INDEX

ITEM

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.