Form 10-Q
period 2010-09-30
SyntheMed, Inc.
filed 2010-11-05
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Common Stock, $.001 Par Value – 110,055,964 shares outstanding at September 30, 2010

SYNTHEMED, INC.

INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2009 and 2010	3

	Condensed Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2009 and 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	16

Part II -	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

	Signature	17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue
Product sales	$92	$55	$252	$320
Revenue	92	55	252	320

Cost of goods sold	59	10	120	68

Gross profit	33	45	132	252

Operating expenses:
Research and development	491	189	1,158	673
General and administrative	300	328	1,133	1,080
Sales and marketing	316	125	1,097	518
Operating expenses	1,107	642	3,388	2,271

(Loss) from operations	(1,074)	(597)	(3,256)	(2,019)

Other income/(expense):
Interest income	1	-	20	2
Interest expense	(1)	(2)	(2)	(4)
Other income/(expense)	-	(2)	18	(2)

Loss before income tax benefit	(1,074)	(599)	(3,238)	(2,021)
Income tax benefit	-	-	-	433

Net loss	$(1,074)	$(599)	$(3,238)	$(1,588)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding	99,802	109,438	99,479	109,230

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS

	(In thousands, except per share data)
	December 31,	September 30,
	2009	2010
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$963	$-
Accounts receivable, net of allowance for doubtful accounts of $29 and $5, respectively	49	24
Inventory, net	126	68
Prepaid expenses and deposits	57	88
Total current assets	1,195	180

Machinery, equipment and software, less accumulated depreciation	26	5
TOTAL	$1,221	$185

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$64	$100
Accrued expenses	308	466
Insurance note payable	7	44
Note payable - Pathfinder, LLC	-	56
Total current liabilities	379	666

Commitments and other contingencies (Note Q)

Stockholders' equity:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 109,041 and 110,056	109	110
Additional paid-in capital	62,008	62,272
Accumulated deficit	(61,275)	(62,863)
Total stockholders' equity (capital deficit)	842	(481)
TOTAL	$1,221	$185

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands, except for per share data)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(3,238)	$(1,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	9
Stock based compensation	311	199
Shares issued for director services and employee bonuses	75	66
Bad debt expense	15	5
Loss on disposal of furniture and equipment	-	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7)	20
Decrease in inventory	36	58
Decrease in prepaid expenses	90	93
(Decrease) increase in accounts payable	(107)	36
(Decrease) increase in accrued expenses	(17)	158
Net cash used in operating activities	(2,800)	(937)

Cash flows from investing activities:
Sale of furniture and equipment	-	5
Net cash provided by investing activities	-	5

Cash flows from financing activities:
Net proceeds from the issuance of common stock	903	-
Payments of insurance note payable	(97)	(87)
Proceeds from note payable - Pathfinder, LLC	-	56
Proceeds from exercise of stock options and warrants	10	-
Net cash provided by (used in) financing activities	816	(31)

Net (decrease) in cash and cash equivalents	(1,984)	(963)
Cash and cash equivalents at beginning of period	2,944	963
Cash and cash equivalents at end of period	$960	$-

Supplementary disclosure of non-cash operating activities:
Financing of insurance premiums through notes payable	$134	$124

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

As of September 30, 2010, the Company has no cash and does not anticipate having sufficient revenue from operations to fund planned operations.  Insufficient funds have required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and to reduce the number of sales personnel.  In September 2010, the Company entered into a credit agreement (the “Credit Agreement”) with Pathfinder, LLC, a cell therapy company (“Pathfinder”), pursuant to which Pathfinder agreed to lend us funds in amounts requested by us and approved by Pathfinder, subject to certain minimum commitments.  Contemporaneous with execution of the Credit Agreement, the Company entered into a non-binding letter of intent relating to a proposed business combination with Pathfinder.  See (See Notes G, Q and R of Notes to Condensed Financial Statements). No assurance can be given that additional financing through the Credit Agreement or otherwise will be available.  In the absence of additional cash infusion, the Company will be unable to continue as a going concern. If the financing from Pathfinder is not made available, the Company would not be able to pay its liabilities, may lose the rights to the intellectual property under the Yissum agreement and may have to liquidate.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and September 30, 2010, the allowance for doubtful accounts was $29,000 and $5,000, respectively.

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

	December 31,	September 30,
	2009	2010

Raw materials	$79,000	$59,000
Finished goods	53,000	14,000
	132,000	73,000
Slow moving and obsolete inventories	(6,000)	(5,000)
	$126,000	$68,000

                The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At September 30, 2010, the Company has two stock-based compensation plans: the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of common stock; and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At September 30, 2010, there were 278,000 options available for grant under these plans.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2009	2010

Weighted average fair value at date of grant for options granted during the period	$0.18	$0.11
Risk-free interest rates	1.16%-2.0%	3.35%- 3.70%
Expected option life in years	8-10	10
Expected forfeiture rate	0%	0%
Actual vesting terms in years	2	1
Expected stock price volatility	98.0%	107.2% - 108.3%
Expected dividend yield	-0-	-0-

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2010 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2010	13,195	$0.43	4.3 Years
Granted	1,061	0.12	9.4 Years
Exercised	-	-
Canceled, expired or forfeited	(1,255)	0.33
Outstanding at September 30, 2010	13,001	$0.41	3.5 Years	$0

Vested and expected to vest after September 30, 2010 (A)	12,180	$0.39	3.1 Years	$0

(A) Options expected to vest, for options with vesting conditions based on performance or market     condition, are based on management’s estimate of the probability of their vesting at the end of the reporting period.

As of September 30, 2010, there was approximately $9,000 of unrecognized stock compensation related to unvested awards expected to be recognized over the next 3 months.

The Company granted 1,470,000 and 1,061,000 options in the nine-month periods ended September 30, 2009 and 2010, respectively. Of the 1,061,000 options granted during the period ended September 30, 2010, 351,000 vested immediately and 710,000 vest upon the achievement of certain performance criteria during 2010. The Company has recorded a charge of $11,000 and $25,000 in research and development and general and administrative expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2010. Of the 1,470,000 options granted during the period ended September 30, 2009, 360,000 vested immediately, 100,000 vest one year from the date of grant, 100,000 vest two years from the date of grant and 910,000 vest upon the achievement of certain performance criteria during 2009. The Company has recorded a charge of $11,000, $88,000 and $55,000 in research and development, general and administrative and sales and marketing expense, respectively, for the fair value of the options granted for the nine months ended September 30, 2009.Vesting of the 910,000 options granted during the period ended September 30, 2009 was similarly subject to achievement of certain performance criteria during 2009.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At September 30, 2010, the Company had 1,250,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities and market based criteria. The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.11 to $1.00. Of these options, 100,000 relate to the achievement of certain FDA-related milestones for which the Company has recorded an estimated credit of $8,000 for the nine months ended September 30, 2010 related to the reversal of previously recorded charges, 650,000 relate to specific performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, certain sales and marketing activities, new product and business development initiatives, financing activities, regulatory and administrative activities and the Company has recorded an estimated charge of $11,000 and $25,000 in research and development and general and administrative expense for the nine months period ended September 30, 2010, respectively, for these options, and 500,000 relate to market condition criteria for the Company’s common stock and recorded an estimated charge of $33,000 in general and administrative expense for these options for the nine months period ended September 30, 2010. The Company has valued these market condition options utilizing the Black-Scholes option pricing model rather than the preferable Lattice method due to the subjectivity of the Lattice method’s assumptions when compared to the Black-Scholes pricing model and the estimated immaterial difference between the two methods given the short term vesting requirements of one and two years. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly. Additionally, charges for the options that did not include performance or market vesting conditions amounted to $33,000 for the nine months period ended September 30, 2010.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $0.14 per share. The Company has recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended for the nine months ended September 30, 2010.

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

G)	Note Payable – Pathfinder, LLC

Under the Credit Agreement, Pathfinder agreed to make revolving loans to the Company from time to time until December 31, 2010 or such earlier date as Pathfinder shall determine, in its sole and absolute discretion, upon at least five business days’ prior written notice to the Company, in amounts requested by the Company and approved by Pathfinder; provided that Pathfinder agreed to fund a minimum amount equal to the Company’s wage and payroll tax obligations for so long as the funding commitment remains in effect. Borrowings under the Credit Agreement, which are to be evidenced by a note issued at the time of each borrowing, bear interest at 6% per annum, and become due and payable on demand on the first anniversary of such borrowing or the earlier to occur of a change of control of the Company, as defined in the Credit Agreement.  Upon the occurrence of an event of default, the interest rate on outstanding principal amounts increases to 10% per annum.  The Company’s obligations under the Credit Agreement and notes issued thereunder are secured by a lien in favor of Pathfinder on substantially all of the Company’s assets.  Upon execution of the Credit Agreement, the Company borrowed approximately $56,000 thereunder.  Subject to limited exceptions, expenditures from proceeds of any borrowings under the Credit Agreement are subject to prior approval by Pathfinder. Two of the Company’s directors are directors and founding principals of Pathfinder, and one of such directors of the Company, the chairman of the board of directors, is the principal executive officer of Pathfinder. (See Notes Q and R of Notes to Condensed Financial Statements.)

H)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which excludes 33,541,000 potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Common Stock

For the quarter ended March 31, 2010, the Company issued an aggregate of 162,500 shares of common stock, representing 65% of the $25,000 in fees due to the Company’s non-employee directors for their service during the quarter with the remaining $8,750 paid in cash. This policy was modified so that for the quarter ended June 30, 2010, the Company issued an aggregate of 227,274 shares of common stock, representing 100% of the $25,000 in fees due to the Company’s non-employee directors and attributable to their services rendered during the second quarter of 2010. For the quarter ended September 30, 2010, the Company issued an aggregate of 625,000 shares of common stock, representing 100% of the $25,000 in fees due to the Company’s non-employee directors and attributable to their services rendered during the third quarter of 2010. In each case, the shares were valued at fair market value on the date of grant, the last trading day of the quarter, as reflected in the closing price on that day. See Item 2.

J)	Newly Adopted Accounting Pronouncements

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

K)	Recent Accounting Pronouncements

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

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: SFAS No. 109), Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses. This is reflected as income tax benefits in the accompanying Statement of Operations.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

N)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the nine months ended September 30, 2009 and 2010, the Company made matching contributions to the plan in the amount of $29,000 and $20,000, respectively.

O)	Shareholders Rights Plan

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

P)	Geographic Information

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States, in addition to other countries around the world. The following table summarizes the Company’s revenues and long-lived assets by country for the three and nine months ended September 30, 2009 and 2010, respectively (in thousands):

Geographic Information

	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2009	2010	2009	2010	2009	2010

	Revenues		Revenues		Long-Lived Assets

United States	$45	$37	$85	$159	$32	$5
Brazil	-	-	-	61	-	-
Saudi Arabia	11	-	35	15	-	-
Italy	-	-	24	14	-	-
Czech Republic	5	-	25	10	-	-
Hong Kong	-	8	-	15	-	-
Romania	-	-	13	-	-	-
Russia	2	7	4	11	-	-
France	7	-	21	-	-	-
Dubai	10	-	10	-	-	-
Other countries	12	3	35	35	-	-

	$92	$55	$252	$320	$32	$5

Q)    Commitments and Other Matters

Contemporaneous with execution of the Credit Agreement, the Company entered into a non-binding letter of intent relating to a proposed business combination with Pathfinder.  As presently contemplated, upon consummation of the proposed transaction, Pathfinder would become a wholly-owned subsidiary of the Company and the Company would issue to the members of Pathfinder a substantial controlling equity interest in the Company and the Company’s Board of Directors and management would be replaced by individuals designated by Pathfinder.  Consummation of the proposed transaction is subject to negotiation and execution of a definitive agreement and the satisfaction or waiver of conditions to be contained therein. (See Note G of Notes to Condensed Financial Statements.)

Under the Yissum agreement, the Company is obligated to pay a 5% royalty on net sales, or, to preserve its rights under the agreement if its net sales or income does not reach $1,000,000 by the end of fiscal 2010, an annual minimum royalty of $250,000. At September 30, 2010, the Company has recorded a charge of $188,000 for the anticipated annual minimum royalty obligation under the Yissum Agreement attributable to the first nine months of 2010. If the financing from Pathfinder is not made available, the Company may be unable to pay the minimum royalty and may lose the rights to the intellectual property under the Yissum agreement.

R)    Subsequent Events

We rely on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in our operating requirements.  Subsequent to September 30, 2010, we had additional borrowings of $187,000 under the Credit Agreement. (See Note G of Notes to Condensed Financial Statements.)

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

Following FDA approval for the pediatric indication, we focused on clarifying the additional clinical data that the FDA would require as a basis for expanding US regulatory approval to include the adult indication.  In August 2009, we reached an understanding with the FDA regarding these data requirements and the scope of the related clinical studies.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an IDE application.  We are unable to fund these clinical studies.

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

Results of Operations

Revenue for the three and nine months ended September 30, 2010 was $55,000 and $320,000, respectively, compared to $92,000 and $252,000 for the comparable prior year periods, a decrease of 41.0% or $37,000 for the three month period and an increase of 26.9% or $68,000 for the nine month period. The decrease in revenue for the three month period is primarily attributable to the elimination of our US sales personnel and reduced orders from international distributors. The increase in revenue for the nine month period is primarily attributable to increased sales of REPEL-CV in the United States which was launched in April 2009.

During the nine month period ended September 30, 2010, revenue in the United States was $159,000 which represented 49.7% of total revenue for the period. For more detail on geographic breakdown, see Note P of Notes to Condensed Financial Statements.

Cost of goods sold was $10,000 and $68,000 for the three and nine months ended September 30, 2010, compared to $59,000 and $120,000 for the comparable prior year periods, representing a decrease of 82.9% or $49,000 for the three month period and a decrease of 43% or $52,000 for the nine month period. The decrease in cost of goods sold for the three month period is primarily attributable to decreased current year sales combined with lower current year inventory production costs. The decrease for the nine month period is mainly attributable to a charge of $48,000 in the prior year for a failed inventory production lot combined with lower current year inventory production costs.

 Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $189,000 and $673,000 for the three and nine months ended September 30, 2010, compared to $491,000 and $1,158,000 for the comparable prior year periods, a decrease of 61.5% or $302,000 for the three month period and a decrease of 41.9% or $485,000 for the nine month period. The decrease for the three month period is primarily attributable to reductions of $48,000 in new product development program costs and lower regulatory costs of $206,000 due to higher costs associated with FDA discussions during the prior year. The decrease for the nine month period is mainly attributable to reductions of $145,000 in new product development program costs and lower regulatory costs of $308,000 similar to the three month reduction. We have suspended funding of all product development and clinical development programs as a means of conserving cash.

General and administrative expenses totaled $328,000 and $1,080,000 for the three and nine months ended September 30, 2010, compared to $300,000 and $1,133,000 for the comparable prior year periods, an increase of 9.6% or $28,000 for the three month period and a decrease of 4.6% or $53,000 for the nine month period. The increase for the three month period is primarily attributable to an increase in legal fees of $40,000 partially offset by reduced depreciation of $9,000. The decrease for the nine month period is primarily attributable to reductions in legal fees of $16,000, depreciation expense of $32,000, investor relations expense of $19,000 and bad debt expense of $10,000, partially offset by an increase in consulting expenses of $15,000.

We incurred sales and marketing expenses of $125,000 and $518,000 for the three and nine months ended September 30, 2010, compared to $316,000 and $1,097,000 for the comparable prior year periods, a decrease of 60.5% or $191,000 for the three month period and a decrease of 52.8% or $579,000 for the nine month period.  The decrease for the three month period is primarily attributable to reductions in compensation-related expenses of $134,000, consulting fees of $59,000, travel expenses of $28,000, partially offset by an increase in royalty expense of $58,000. The decrease for the nine month period is primarily attributable to reductions in compensation-related expenses of $442,000, consulting fees of $150,000, recruiting expenses of $46,000, travel expenses of $49,000, advertising expense of $27,000 and training expenses of $34,000, partially offset by increases in royalty expense of $176,000 and sales commissions of $35,000.

Interest income totaled $2,000 for the nine months ended September 30, 2010, compared to $19,000 for the comparable prior year period, a decrease of 87.7% or $17,000. The decrease is primarily attributable to lower average cash balances.

We recorded an income tax benefit of $433,000 for the nine months ended September 30, 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2009.

Our net loss was $599,000 and $1,588,000 for the three and nine months ended September 30, 2010, compared to $1,074,000 and $3,238,000 for the comparable prior year periods, a decrease of 44.3% or $475,000 for the three month period and a decrease of 51% or $1,650,000 for the nine month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2010, we had no cash, compared to cash and cash equivalents of $960,000 at September 30, 2009.

At September 30, 2010, we had negative working capital of $486,000, compared to working capital of $948,000 at September 30, 2009.

Net cash used in operating activities was $937,000 for the nine months ended September 30, 2010, compared to $2,800,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $1,588,000 offset by increases totaling $194,000 in accounts payable and accrued expenses and decreases totaling $171,000 in accounts receivable, inventory and prepaid expenses and the impact of $286,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $3,238,000 and decreases totaling $124,000 in accounts payable and accrued expenses, partially offset by net decreases totaling $119,000 in accounts receivable, inventory and prepaid expenses and by the impact of $443,000 in such non-cash expenses as stock-based compensation and depreciation.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $5,000 which related to proceeds from the sale of furniture and equipment. There was no comparable amount for 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was $31,000 compared to net cash provided by financing activities of $816,000 for the prior year period. The current year amount was comprised of $87,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums offset by the net proceeds from a short term note payable to Pathfinder of $56,000 under the Credit Agreement; the prior year amount was comprised of $903,000 from the sale of common stock and warrants,  proceeds of $10,000 from the exercise of stock options, partially offset by $97,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums. (See Notes F, G and Q of Notes to Condensed Financial Statements.)

We do not anticipate having sufficient revenue from operations to fund planned expenditures. Insufficient funds have required us to delay, scale back or eliminate some of our operations including research and development programs and certain commercialization activities and to reduce the number of sales personnel.  We rely on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in our operating requirements. As of September 30, 2010, we had borrowed $56,000 under the Credit Agreement, and an additional $187,000 since that date.  No assurance can be given that additional financing through the Credit Agreement or alternate financing transactions will be available as and when needed.  Subject to limited exceptions, all borrowings under the Credit Agreement are at the discretion of Pathfinder and the funding period, which is scheduled to expire on December 31, 2010, is subject to early termination at the discretion of Pathfinder.  Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and our borrowings thereunder, see Notes A, G and R of Notes to Condensed Financial Statements. In the absence of additional cash infusion, we will be unable to continue as a going concern. If the financing from Pathfinder is not made available, the Company would not be able to pay its liabilities, may lose the rights to the intellectual property under the Yissum agreement and may have to liquidate. The report of our independent registered public accounting firm contained in our 2009 Annual Report on Form 10-K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern

Contemporaneous with execution of the Credit Agreement, we entered into a non-binding letter of intent relating to a proposed business combination with Pathfinder.  As presently contemplated, upon consummation of the proposed transaction, Pathfinder would become a wholly-owned subsidiary of our company and we would issue to the members of Pathfinder a substantial controlling equity interest in our company and the members of our Board of Directors and management would be replaced by individuals designated by Pathfinder.  Consummation of the proposed transaction is subject to negotiation and execution of a definitive agreement and the satisfaction or waiver of conditions to be contained therein.  The letter of intent with Pathfinder follows a lengthy effort by our company, together with an investment bank, to explore strategic alternatives, including a sale of assets.  As previously reported, that effort began after we obtained direction from the US Food and Drug Administration regarding the scope and parameters of the clinical studies the FDA would require to approve an expanded indication for use of REPEL-CV® Bioresorbable Adhesion Barrier to include adults and after it became clear that we would have insufficient capital to fund such studies.  Pending consummation of the proposed business combination and subject to any restrictions that may be contained in the definitive agreement, our Board of Directors, through a special committee comprised of disinterested directors, will consider alternative third party proposals consistent with its fiduciary duties and desire to maximize shareholder value.  There can be no assurance that we will be successful in consummating the proposed business combination with Pathfinder or any other alternative transaction.

At September 30, 2010, we had employment agreements with three individuals that expire as follows: one in September 2011, one in March 2011 and one in October 2012. Pursuant to these agreements, our commitment regarding cash severance benefits aggregates $507,000 at September 30, 2010. We have also entered into change of control agreements with its two executive officers pursuant to which, upon the occurrence of events described therein, we could become obligated, in addition to certain other benefits, to pay either 150% or 200%, depending on the executive, of each such executive’s annual base salary plus the greater of the prior year’s cash bonus or current year’s target bonus.  Any severance payments under the employment agreements would offset amounts required to be paid under the change of control agreements.

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have  identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our non-employee directors are entitled to cash compensation for their service as directors, payable quarterly.  In accordance with cash conserving measures adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid in shares, effective September 30, 2010 we granted an aggregate of 625,000 shares of common stock to our non-employee directors in full satisfaction of $25,000 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the third quarter of 2010.  The shares were valued at fair market value on September 30, 2010, the last trading day of the quarter, as reflected in the closing price on that day.  In quarters commencing prior to the quarter ended June 30, 2010, such compensation was payable 65% in shares and the balance in cash. Commencing with the second quarter, the full amount of such compensation is payable in shares to further conserve cash.   The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

Item 6.	Exhibits

10.1	Revolving Credit and Security Agreement dated as of September 14, 2010 between SyntheMed, Inc. and Pathfinder, LLC, as lender.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Robert P. Hickey
Robert P. Hickey
President, CEO and CFO
Dated: November 5, 2010

EXHIBIT INDEX

ITEM

10.1	Revolving Credit and Security Agreement dated as of September 14, 2010 between SyntheMed, Inc. and Pathfinder, LLC, as lender.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.