Form 10-K
period 2010-12-31
SyntheMed, Inc.
filed 2011-03-25
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐     Accelerated Filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,200,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2010.

At February 28, 2011, 110,249,591 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

SyntheMed, Inc.

PART I
Item 1.   Business.

General

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our commercialization efforts have been focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

We have been selling REPEL-CV domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, our marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.   In 2010, we generated $344,000 in product sales from REPEL-CV, compared to $360,000 in the prior year.

  On December 22, 2010, we entered into an agreement and plan of merger with Pathfinder, LLC (“Pathfinder”) pursuant to which a wholly-owned subsidiary of our company will merge with and into Pathfinder, with Pathfinder continuing as a wholly-owned subsidiary of our company.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined company, with SyntheMed stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approvals by the stockholders of SyntheMed and members of Pathfinder.

Pathfinder is a regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Based on preclinical data obtained to date, Pathfinder has identified diabetes, renal disease and myocardial infarction as potential indications for therapies based on its technology. Other potential indications could include kidney transplantation, chronic heart disease, peripheral artery disease, stroke, osteoarthritis and liver disease. Pathfinder commenced operations in November 2008. Since commencing operations, Pathfinder’s development activities have been limited to laboratory and preclinical testing. Pathfinder’s development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications, with the goal of commencing a Phase I clinical study for a lead indication by the end of 2012 or early 2013.

If the proposed merger with Pathfinder is completed, the merged company will be focused primarily on the development and commercialization of Pathfinder’s technology, and our company’s management and board of directors will be comprised of individuals designated by Pathfinder. The strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of SyntheMed and maintaining SyntheMed’s business on a limited basis without significant development or investment in SyntheMed’s assets pending any such transaction. If, for any reason, the merger with Pathfinder is not completed, our board of directors may elect to, among other things, attempt to sell or otherwise dispose of our assets, attempt to complete another strategic transaction like the proposed Pathfinder merger or continue to operate SyntheMed’s business. Given our lack of cash resources and our deteriorating financial condition, it is unlikely we will be able to pursue or complete any of these transactions in a timely fashion and we will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve.

The merger agreement with Pathfinder follows a lengthy effort by our company, together with an investment bank, to explore strategic alternatives, including a sale of assets.  As previously reported, that effort began after we obtained direction from the US Food and Drug Administration regarding the scope and parameters of the clinical studies the FDA would require to approve an expanded indication for use of REPEL-CV® Bioresorbable Adhesion Barrier to include adults and after it became clear that we would have insufficient capital to fund such studies.  Pending consummation of the proposed merger, our Board of Directors, through a special committee comprised of disinterested directors, will consider alternative third party proposals consistent with its fiduciary duties and desire to maximize shareholder value.  There can be no assurance that we will be successful in consummating the proposed merger with Pathfinder or any other alternative transaction.

In September 2010, in anticipation of entering into a definitive merger agreement, we entered into a credit and security agreement with Pathfinder (the “Credit Agreement”) pursuant to which Pathfinder has been funding shortfalls in our operating requirements.  As of March 3, 2011, we had borrowed approximately $629,000 principal amount from Pathfinder under the Credit Agreement.

We have been forced to reduce expenditures due to lack of cash resources.  Effective November 30, 2010, we entered into agreements terminating the employment of Mr. Robert Hickey, our then President, CEO and CFO, and Dr. Eli Pines, our then Vice President and Chief Scientific Officer. While the termination arrangements contemplated that these individuals would continue through January 31, 2011 or earlier completion of the Pathfinder merger in the same capacity as part-time consultants, they have each elected to terminate their relationship with our company effective early January 2011.  As a result of the departure of these two individuals, our sole executive officer is our Executive Chairman, Dr. Richard Franklin.  Dr. Franklin is also President and CEO and sole manager of Pathfinder and he and one of our other directors are co-founders of Pathfinder.  Our lack of cash resources has also forced us to eliminate our US sales personnel and suspend substantially all of our research and development programs.

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

In 2010, we received approvals from the regulatory authorities in Columbia, South Korea, Taiwan and Hong Kong for the use of REPEL-CV in all patients undergoing cardiac surgery.  A similar application is pending with the regulatory authorities in Thailand.

Other Film-Based Product Opportunities

We have assessed opportunities to leverage our polymer film technology used in REPEL-CV in other anatomic sites where the presence of a temporary barrier at the surgical site may provide clinical benefit at the point of a subsequent surgery and/or help to avoid post-operative complications.  For example, in November 2008 we received 510(k) clearance from the FDA to market SinusShield, a bioresorbable film intended to reduce adhesions and act as a space occupying stent in nasal and sinus surgical procedures. There are approximately two million surgical procedures performed in the United States each year involving the sinuses.  Invariably, as a result of the trauma and bleeding which occurs during these procedures, the sinus passages become blocked resulting in the need for a subsequent surgical procedure to clear the blockage.  Surgeons will often use silicone and other non-resorbable tubes to maintain clear openings of the sinus passages during the post-operative healing period; however, these tubes must be removed which unavoidably causes additional trauma and bleeding.  We have received Institutional Review Board approval at a major clinical center to initiate a clinical study to evaluate the use of SinusShield in coil form to perform the same post-operative task as the silicone tubing but without the need to subsequently remove the material.  Further pursuit of this opportunity has been suspended due to lack of financial resources.

We have also assessed the potential application of our polymer film in the pelvic cavity where the formation of post-operative adhesions following gynecologic surgery causes various clinical complications including infertility, chronic pain and small bowel obstruction. Various compositions of our polymer film technology have previously been successfully evaluated in preclinical and clinical gynecologic adhesion models.  In May 2010, we obtained CE Mark approval for REPEL-GYN™, a barrier film indicated for use in reducing the incidence, extent and severity of post-operative adhesions in patients undergoing gynecologic surgery.  Further pursuit of this opportunity has been suspended due to lack of financial resources.

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

In preclinical studies, a number of formulations of these instillate materials had been evaluated.   In addition to being determined as safe and biocompatible, these materials appeared to be efficacious in reducing the level of adhesion formation in the abdominal cavity in these preclinical studies.  This development program has been suspended due to lack of sufficient financial resources.

RELIEVE

Gels of higher viscosities may also be beneficial in addressing adhesion formation in articulating joints subsequent to orthopedic surgical procedures and involving the spinal canal after spinal surgery.  The RELIEVE category of viscous gel products has been under development through preclinical studies.  Candidate materials have been evaluated in a surrogate hand tendon model and in a feasibility study in spinal surgery.  Our focus has been to exploit our proprietary bioresorbable reverse thermal gel polymer technology in the development of viscous gels for these indications.  The novelty of this technology is, in part, associated with its ability to rapidly transition from a liquid at room temperature to a viscous gel when exposed to the higher temperature of internal tissue surfaces.  This development program has been suspended due to lack of sufficient financial resources.

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

 We incurred expenses of $728,000 in 2010 and $1,387,000 in 2009 on company-sponsored research and development activities. Our research and development activities have been conducted through arrangements with various consultants, companies and institutions in the United States, Europe and Israel.

 Yissum Agreement

Our principal polymer technology was developed at the Hebrew University of Jerusalem. We entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”) dated June 14, 1991, as amended (the “Yissum Agreement”), pursuant to which we agreed to finance certain research and development programs conducted at the Hebrew University of Jerusalem in the field of biomedical polymers. Pursuant to the Yissum Agreement, Yissum assigned to us the worldwide rights to patents, patent applications and know-how to develop, manufacture and market products relating to this technology. Under the terms of the Yissum Agreement, all rights in the research or products developed are owned solely by us, except as set forth below. We are permitted to grant sublicenses to our polymer technology upon certain terms and conditions.

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

 The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) we stop manufacturing and/or marketing the product for a period of more than 12 months; or (ii) we breach the Yissum Agreement, a receiver or liquidator is appointed for us or attachment is made over a substantial part of our assets, or execution proceedings are taken against us and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event we failed to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit us additional time to achieve minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, we have paid Yissum an aggregate of $850,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2009.  A modification to the 2009 minimum royalty payment was agreed whereby we paid $50,000 of the $200,000 obligation in January 2010 with the balance, along with accumulated interest and a potential transaction-related premium, due upon the completion of a financing, sale of substantially all of our assets or a change in control transaction. Our rights under the Yissum Agreement are preserved through the end of 2011 either through the payment of the 5% royalty on net sales or an annual minimum royalty of $250,000 for performance year 2010.  Any and all minimum royalty payments made by us to Yissum shall be applied against the maximum royalty obligation referenced above.  We have agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to us will revert in full to Yissum.

  On or prior to the proposed merger with Pathfinder, we anticipate amending the Yissum Agreement to, among other things, eliminate any obligation to pay minimum royalties in respect of historical or future periods, in exchange for which we would (i) issue to Yissum $50,000 in shares of common stock at a price not less than $.05 per share, (ii) agree to fund $40,000 in additional development work conducted on our behalf at the Hebrew University and (iii) pay to Yissum $150,000 upon consummation of the merger, provided that such amount shall not become payable unless and until we shall have raised at least $3 million in equity capital from the date of the amendment.  We also anticipate that the amendment will limit the field of use to which our rights relate and/or for which we will continue to maintain exclusivity. The foregoing summary of the terms of the proposed amendment is based on discussions to date with Yissum and no definitive agreement has been reached.  There can be no assurance that we will enter into the amendment on the terms or within the time frame anticipated, or at all.

We are not required to amend the Yissum Agreement pursuant to the Pathfinder merger agreement. However, if we do amend the Yissum Agreement on or prior to the merger as anticipated or within three months thereafter, any shares of common stock issued in connection therewith will be dilutive to the SyntheMed stockholders and not the members of Pathfinder.

Phairson Technology

In March 2003, we completed the purchase of the polymer technology assets of a private medical technology company based in the United Kingdom, Phairson Medical Limited (and an affiliated entity; collectively, “Phairson”), in exchange for the issuance of 6,895,561 shares of our Common Stock.  The assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation that provide us a second platform technology for future product development.  We also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell.  Under these agreements, we are required to pay royalties of no more than 1.1% of net sales of products incorporating the technology.  If we fail to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, we are obligated to negotiate a return of the technology to the university if it so requests.

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

These issued patents are scheduled to expire on various dates from July 2016 through May 2022.  In addition, there are a number of patent applications in various stages of prosecution.   The expiration date of the first patent relevant to REPEL-CV and other bioresorbable polymer products under development is in 2016.  The U.S. patent terms may be extended for a maximum of five years, depending upon the circumstances associated with regulatory approval. Only one patent which covers a marketed product may be term extended. If a patent expires before a product covered by such patent is marketed, patent term extension does not apply.  We have applied for an extension of the expiration date of the United States patent due to expire in July 2016.

 In connection with the polymer technology acquired from Phairson, we currently hold two United States patents with claims for the treatment of trauma with a composition comprising a polyanionic polymer and for a composition comprising hydrolytically susceptible polyanionic polymer.

Competition

Our adhesion prevention products are expected to compete with various currently marketed products such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, CoSeal®, a product of Angiotech Pharmaceuticals, Inc., and Adept®, a product of ML Labs Ltd., both licensed in certain markets to Baxter International, CardioWrap®, a product of Mast Surgical, and licensed, in certain markets, to CryoLife and Preclude®, a product of WL Gore.  Several other companies including, Anika Therapeutics, Inc., Alliance Pharmaceuticals, Corp., Covidien, Integra Life Sciences, Inc. and Fziomed, Inc. either are or may be pursuing the development of products for the prevention of adhesions.   The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration.  Our products compete in market segments where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.

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

Marketing and Sales

In April 2009, we began marketing and selling REPEL-CV in the United States through a direct sales force comprised of both our own sales representatives and independent sales representatives.  All of the field sales personnel are expected to have experience selling cardiac device products into hospitals and will focus their efforts on promoting the features and benefits of REPEL-CV to both cardiovascular surgeons as well as the administrative customers.  Consistent with the FDA approval for the pediatric indication, the initial sales emphasis has been targeted at pediatric surgical centers as well as major hospitals where both pediatric and adult cardiothoracic surgical procedures are performed. Due to a lack of cash resources we have been forced to eliminate our direct sales personnel and we rely solely on independent representatives for United States sales activities.

REPEL-CV is the first and only product with FDA approval for the reduction in the severity of adhesions in pediatric patients who are likely to require reoperation via sternotomy.  Our sales efforts have been intended to address this unmet clinical need and capitalize on this exclusive market opportunity.

REPEL-CV has been available for sale in the European Union and certain Southeast Asian and Middle Eastern markets since receipt, in August 2006, of CE Mark approval for use in adult and pediatric cardiac surgery patients. In the international markets, product sales are generated through a network of independent distributors, all of whom are experienced in selling devices and medical equipment for use by cardiac surgeons.  Over time, we have expanded our coverage into additional international markets. In 2010, REPEL-CV received approvals from the regulatory authorities in Columbia, South Korea, Taiwan and Hong Kong for the use of REPEL-CV in all patients undergoing open heart surgery and our distributors began marketing the product in those countries.

Human Resources

As of February 28, 2011, we employed one full-time employee in the United States.

Executive Officers

The Company's executive officer is as follows:

Name	Age	Positions with the Company

Richard L. Franklin, MD	65	Executive Chairman and Chairman of the Board

Richard L. Franklin, MD, has served as our Executive Chairman since October 2008, Chairman of the Board of Directors since June 2003 and as a director since December 2000.  Since July 2008, Dr. Franklin has been a director of Raptor Pharmaceutical Corp., a public company focused on orphan drugs. Dr. Franklin is a co-founder of Pathfinder and has served as its CEO, President and sole manager since its inception in September 2008. Since 2007, Dr. Franklin has been a director and Chief Executive Officer of Tarix Pharmaceuticals, a private company developing compounds for the prevention of thrombocytopenia and the enhancement of stem cell engraftment. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company.  From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company.  From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry.  From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm.

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

Gere S. diZerega, M.D.
Dr. Gere S. diZerega is Professor, Department of Obstetrics and Gynecology at Women’s’ Hospital, University of Southern California Medical Center.  Dr. diZerega’s areas of research include post-operative adhesions, peritoneal healing and post-surgical wound repair.  From October 2008 through September 2010, Dr. diZerega served as our Medical Director on a part-time consulting basis.

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

Item 1A.   Risks Factors.

In addition to the risk factors set forth below, readers should consider the risk factors related to the proposed merger with Pathfinder set forth in the proxy statement on Schedule 14A filed by us with the Securities and Exchange Commission on February 15, 2011, as the same may be amended.

We Have a History of Operating Losses and May Never Achieve Profitability

We have incurred significant net losses since inception. We had net losses of $4,103,000 in 2009 and $2,076,000 in 2010. At December 31, 2010, we had an accumulated deficit of $63,351,000. Our lead product, REPEL-CV, was approved for sale in the United States in March 2009 for a limited pediatric indication and has generated limited revenue both domestically and internationally.  We expect to incur additional losses in the future. Our ability to achieve profitability is dependent on obtaining FDA approval to market REPEL-CV for the expanded adult indication and successfully commercializing REPEL-CV in the United States.  We do not have sufficient cash resources, either on hand or anticipated from operations, to fund the clinical studies required by the FDA for approval of the REPEL-CV adult indication. Accordingly, the extent of future losses and our ability to achieve profitability is uncertain. We may never achieve or sustain a profitable level of operations.

We Will Need Additional Capital to Fund Our Plan of Operations; Going Concern Emphasis in Auditor’s Report

Our existing cash and cash equivalents, together with anticipated revenue from operations, is not sufficient to fund our planned operations through the end of 2011, even without allocating any spending to the clinical studies needed for approval of the REPEL-CV adult indication in the United States.  The report of our independent auditors relating to our 2010 financial statements indicates that there is substantial doubt about our ability to continue as a going concern.  Insufficient funds has required us to limit our operations. We have suspended substantially all of our research and development programs, eliminated our US sales personnel and terminated the employment of two of our former executive officers. We rely on the Credit Agreement with Pathfinder to fund our operating requirements, and we do not expect to be able to continue to fund our existing business as a stand-alone operation.  If the proposed merger with Pathfinder does not close, or if for any other reason Pathfinder chooses not to continue to fund our operating requirements, we will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve.

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

United States

                Regulation by FDA. The FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. In March 2007, the FDA accepted for review our PMA application to market REPEL-CV in the United States for use in all cardiothoracic surgical procedures.  In March 2009, the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we must conduct a post-approval safety study in pediatric patients.  In August 2009, we obtained direction from the FDA regarding the additional clinical data requirements for the adult indication.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an IDE application. We do not have sufficient cash resources, either on hand or anticipated from operations, to fund these clinical studies.

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

Our Reliance on Contract Manufacturers and Suppliers and Lack of Manufacturing Experience May Hurt Our Ability to Supply Our Products on a Timely Basis

We do not have our own manufacturing facilities.  We rely on others for clinical and commercial production.  In addition, some raw materials necessary for the commercial manufacturing of our products are produced to distinct specifications and may only be available from a limited number of suppliers. We rely on a series of suppliers in the production of REPEL-CV, each of whom performs a key role in production, and have not established supply redundancies. Any delays or failures of the manufacturing or packaging process at any of these suppliers, which to a large extent may be beyond our control, could cause inventory problems or product shortages. To be successful, however, we must be capable of manufacturing or contracting for the manufacture of REPEL-CV and our products in commercial quantities, in compliance with regulatory requirements and at acceptable costs. We may manufacture certain products directly at such time, if ever, that such products are successfully developed. We have no experience with the direct manufacture of these proposed products. The manufacture of these proposed products is complex and difficult, and will require us to attract and retain experienced manufacturing personnel and to obtain the use of a manufacturing facility in compliance with FDA and other regulatory requirements. We may not be able to attract or retain experienced personnel, and we may not be able to obtain the financing necessary, to manufacture these products directly.

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

In the United States, we rely on independent representatives to market and sell REPEL-CV.  Due to a lack of cash resources we have been forced to eliminate our US sales personnel. Accordingly, any United States based revenues we receive will depend primarily on the efforts of these independent representatives. We will not control the amount and timing of marketing resources that these third parties devote to our product.

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

Recent Departures of Key Management and Scientific Personnel May Interfere With Our Existing Business

Following the departure from our company in early January 2011 of Mr. Robert Hickey, our former President, CEO and CFO, and Dr. Eli Pines, our former Vice President and Chief Scientific Officer, we have only one employee, our controller.  Dr. Franklin, our Executive Chairman, serves on a part-time consulting basis.  The departures of Mr. Hickey and Dr. Pines and our limited number of personnel may negatively affect our ability to successfully continue our existing business.

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 28, 2011, we had 110,249,591 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	210,000 shares upon exercise of outstanding warrants, exercisable at $1.10 per share and expiring on August 13, 2011;

•	10,000,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2011;

•	700,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2012;

•	5,000,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	350,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	4,000,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	280,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	9,548,950 shares upon exercise of outstanding options, exercisable at prices ranging from $0.08 to $1.16 per share and expiring from March 21, 2011 to June 20, 2020.

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

Fiscal Year Ended December 31, 2009
First Quarter	0.39	0.07

Second Quarter	0.40	0.12

Third Quarter	0.28	0.15

Fourth Quarter	0.32	0.13

Fiscal Year Ended December 31, 2010
First Quarter	0.20	0.10

Second Quarter	0.15	0.08

Third Quarter	0.10	0.02

Fourth Quarter	0.34	0.02

Approximate Number of Equity Securities Holders

As of February 28, 2011, the number of holders of record of our Common Stock was 289. We believe that there are in excess of 1,200 beneficial holders of our Common Stock.

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

Item 6. Selected Financial Data.

              Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 7 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial, the timing and ability to achieve necessary regulatory approvals and market launch of any of our products or product candidates.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in the proposed merger with Pathfinder or alternative strategic transaction and (iii) delays associated with manufacturing and marketing activities. See Item 1A. for a description of these as well as other risks and uncertainties. Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements. These statements speak only as of the date of this Report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

Proposed Merger with Pathfinder

We have entered into a definitive merger agreement with Pathfinder.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined company, with SyntheMed stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  The merger will be treated by SyntheMed as a reverse merger under the purchase method of accounting in accordance with United States generally accepted accounting principles.  For accounting purposes, Pathfinder will be considered to be acquiring SyntheMed in the merger.  Accordingly, the purchase price will be allocated among the fair values of the assets and liabilities of SyntheMed, while the historical results of Pathfinder will be reflected in the results of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approvals by the stockholders of SyntheMed and members of Pathfinder.

Overview

We are a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  Our products and product candidates, all of which are based on our proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  Our commercialization efforts have been focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

We have been selling REPEL-CV domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, our marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.   In 2010, we generated $344,000 in product sales from REPEL-CV, compared to $360,000 in the prior year.

Pathfinder is a regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, Pathfinder has identified diabetes, renal disease and myocardial infarction as potential indications for therapies based on its technology.  Other potential indications could include kidney transplantation, chronic heart disease, peripheral artery disease, stroke, osteoarthritis and liver disease. Pathfinder commenced operations in November 2008.  Since commencing operations, Pathfinder’s development activities have been limited to laboratory and preclinical testing. Pathfinder’s development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications, with the goal of commencing a Phase I clinical study for a lead indication by the end of 2012 or early 2013.

If the proposed merger with Pathfinder is completed, the merged company will be focused primarily on the development and commercialization of Pathfinder’s technology, and our company’s management and board of directors will be comprised of individuals designated by Pathfinder. The strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of SyntheMed and maintaining SyntheMed’s business on a limited basis without significant development or investment inSyntheMed’s assets pending any such transaction.  If, for any reason, the merger with Pathfinder is not completed, our board of directors may elect to, among other things, attempt to sell or otherwise dispose of our assets, attempt to complete another strategic transaction like the proposed Pathfinder merger or continue to operate SyntheMed’s business. Given our lack of cash resources and our deteriorating financial condition, it is unlikely we will be able to pursue or complete any of these transactions in a timely fashion and we will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve.

The merger agreement with Pathfinder follows a lengthy effort by our company, together with an investment bank, to explore strategic alternatives, including a sale of assets.  As previously reported, that effort began after we obtained direction from the US Food and Drug Administration regarding the scope and parameters of the clinical studies the FDA would require to approve an expanded indication for use of REPEL-CV® Bioresorbable Adhesion Barrier to include adults and after it became clear that we would have insufficient capital to fund such studies.  Pending consummation of the proposed merger our Board of Directors, through a special committee comprised of disinterested directors, will consider alternative third party proposals consistent with its fiduciary duties and desire to maximize shareholder value.  There can be no assurance that we will be successful in consummating the proposed merger with Pathfinder or any other alternative transaction.

In September 2010, in anticipation of entering into a definitive merger agreement, we entered into the Credit  Agreement with Pathfinder  pursuant to which Pathfinder has been funding shortfalls in our operating requirements.  As of March 3, 2011, we had borrowed approximately $629,000 principal amount from Pathfinder under the Credit  Agreement.

We have been forced to reduce expenditures due to lack of cash resources.  Effective November 30, 2010, we entered into agreements terminating the employment of Mr. Robert Hickey, our then President, CEO and CFO, and Dr. Eli Pines, our then Vice President and Chief Scientific Officer. While the termination arrangements contemplated that these individuals would continue through January 31, 2011 or earlier completion of the Pathfinder merger in the same capacity as part-time consultants, they have each elected to terminate their relationship with our company effective early January 2011.  As a result of the departure of these two individuals, our sole executive officer is our Executive Chairman, Dr. Richard Franklin.  Dr. Franklin is also President and CEO and sole manager of Pathfinder and he and one of our other directors are co-founders of Pathfinder.  Our lack of cash resources has also forced us to eliminate our US sales personnel and suspend substantially all of our research and development programs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation allowance, stock-based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Financial Statements included elsewhere in this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

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

In April 2010, the FASB issued ASU No. 2010-017, Revenue Recognition – Milestone Method, (“ASU 2010-017”). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Results of Operations

Revenues were $344,000 for 2010, compared to $360,000 for 2009, a decrease of 4.7% or $16,000.  Revenue is attributable to product sales of REPEL-CV in the United States, European Union and other international markets.  The decrease in revenue is primarily attributable to the elimination of our US sales personnel and reduced orders from international distributors.  Of 2010 revenue, approximately 52% was attributable to customers in the United States.  For more detail on geographic breakdown, see Note O of Notes to Financial Statements.

Cost of goods sold was $92,000 for 2010, compared to $164,000 for 2009, a decrease of 43.9% or $72,000. The decrease is mainly attributable to decreased current year sales combined with lower current year inventory production costs offset by an increase in the reserve for slow moving and obsolete inventory of $18,000 as compared to charges in the prior year period of $90,000 for failed inventory production runs in addition to the costs associated with higher prior year sales, offset by reductions to the reserve for slow moving and obsolete inventory of $15,000 in 2009. Cost of goods sold reflects costs to process and package REPEL-CV into saleable form. (See Note B [4] and Note L of Notes to Financial Statements)

Research and development expenses totaled $728,000 for 2010, compared to $1,387,000 for 2009, a decrease of 47.4% or $659,000. The decrease is primarily attributable to reductions of $47,000 in compensation related expense, lower consulting expense of $69,000, lower new product development costs of $193,000 and lower  regulatory costs of $329,000.

General and administrative expenses totaled $1,436,000 for 2010, compared to $1,421,000 for 2009, an increase of 1.0% or $15,000. The increase is primarily attributable to increases in consulting expense of $69,000 and legal expense of $58,000 which were offset by reductions in depreciation expense of $36,000 and  investor relations. insurance, bad debt and compensation related expenses totaling $61,000.

Sales and marketing expenses totaled $587,000 for 2010, compared to $1,508,000 for 2009, a decrease of 61.0% or $921,000. The decrease is primarily attributable to the elimination of our US sales personnel, specifically reductions in compensation-related expenses of $496,000, consulting fees of $224,000, recruiting expenses of $46,000, travel expenses of $89,000, advertising expense of $33,000, meetings expense of $23,000 and training expenses of $34,000, partially offset by increases in royalty expense of $50,000 and sales commissions of $23,000.

 Interest income totaled $2,000 for 2010, compared to $20,000 for 2009, a decrease of 88.2% or $18,000.  The decrease is primarily attributable to lower average cash balances.

 We recorded an income tax benefit of $433,000 in 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2009. (See Note H of Notes to Financial Statements)

 We reported a net loss of $2,076,000 for 2010, compared to  $4,103,000 for 2009, a decrease of 49.4% or $2,027,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2010 we had cash and cash equivalents of $10,000, compared to $963,000 at December 31, 2009.

At December 31, 2010 we had negative working capital of $977,000, compared to working capital of $816,000 at December 31, 2009.

Net cash used in operating activities during 2010 was $1,290,000, compared to $3,488,000 during 2009.  Net cash used in operating activities during 2010 was primarily attributable to a net loss of $2,076,000, a decrease of $31,000 in accounts payable, partially offset by decreases in accounts receivable, inventory and prepaid expenses totaling $220,000, an increase in accrued expenses of $315,000 and the impact of $282,000 in non-cash expenses mainly comprised of stock-based compensation expense. Net cash used in operating activities during 2009 was primarily attributable to a net loss of $4,103,000, an increase of $28,000 in accounts receivable and a decrease of $144,000 in accounts payable, partially offset by decreases in inventory and prepaid expenses totaling $254,000, an increase in accrued expenses of $96,000 and the impact of $437,000 in non-cash expenses mainly comprised of stock-based compensation expense.

Net cash provided by investing activities during 2010 was $6,000 which related to proceeds from the sale of furniture and equipment. There was no comparable amount for 2009.

Net cash provided by financing activities during 2010 was $331,000, compared to $1,507,000 during 2009.  The 2010 amount was comprised of $124,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums offset by the net proceeds from a short term note payable to Pathfinder of $455,000 under the Credit Agreement; the prior year amount was comprised of $1,643,000 from the sale of common stock and warrants,  proceeds of $25,000 from the exercise of stock options, partially offset by $161,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey State tax losses.

We do not anticipate having sufficient revenue from operations to fund planned expenditures. Insufficient funds has required us to limit our operations.  We have suspended substantially all of our research and development programs and have eliminated our US-based sales personnel and terminated the employment of two of our former executive officers.   We rely on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in our operating requirements. As of December 31, 2010, we had borrowed $455,000 under the Credit Agreement, and an additional $174,000 since that date and through March 3, 2011.  No assurance can be given that additional financing through the Credit Agreement or alternate financing transactions will be available as and when needed.  Subject to limited exceptions, all borrowings under the Credit Agreement are at the discretion of Pathfinder and the funding period, which is scheduled to expire on April 30, 2011, is subject to early termination at the discretion of Pathfinder.  Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and our borrowings thereunder, see Notes F and K of Notes to Financial Statements. In the absence of additional cash infusion, we will be unable to continue as a going concern. If the financing from Pathfinder is not made available, we would not be able to pay our liabilities, may lose the rights to the intellectual property under the Yissum Agreement and will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve. The report of our independent registered public accounting firm contained in this Annual Report on Form 10-K, contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.

At December 31, 2009, we had an employment agreement with one individual that will expire in September 2011. Pursuant to this agreement, our commitment regarding cash severance benefits aggregates $33,000 at December 31, 2010. For a discussion of certain other commitments, including commitments contingent on the proposed merger with Pathfinder and/or raising additional capital, see Note J of Notes to Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-23.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Executive Chairman, who is our principal executive and principal financial officer, after evaluating  the effectiveness of our  "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual  report (the  "Evaluation  Date") has concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Executive Chairman, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Executive Chairman, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. In accordance with rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Inherent Limitations on Effectiveness of Controls

 Our Executive Chairman, who is our principal executive and principal financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

               The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2011 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2011 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2011 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2011 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2011 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) and (2)  Financial Statements and Financial Statement Schedules – See page F-1.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger dated December 22, 2010 between Registrant and Pathfinder, LLC. (30)

2.1(a)	Amendment dated February 15, 2011 to Agreement and Plan of Merger between Registrant and Pathfinder, LLC.*

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (1)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (1)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005 (21)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (15)

3.2	By-Laws of Registrant. (1)

3.3	Certificate of Designations of Series D Junior Participating Preferred Stock of SyntheMed, Inc. (23)

3.4	Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. (23)

4.1	Rights Agreement, dated as of May 20, 2008, between SyntheMed, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (23)

4.1(a)	Amendment dated as of December 22, 2010 to Rights Agreement between SyntheMed, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (30)

10.1	The Registrant’s 2000 Stock Option Plan. (8) (9)

10.2	Agreement, dated June 14, 1991, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”). (1)

10.3	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (2)

10.4	Assignment of certain rights relating to the polymer technology to Registrant by Yissum. (3)

10.5	Amendment No. 1 dated as of February 1994 to the Agreement between Registrant and Yissum. (6)

10.6	Amendment No. 2 dated as of January 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.7	Amendment No. 3 dated as of October 1, 1996 to the Agreement between the Registrant and Yissum. (2)

10.8	Amendment No. 4 dated as of April 24, 2002 to the Agreement between the Registrant and Yissum. (12)

10.9	Amendment No. 5 dated as of February 16, 2007 to the Agreement between the Registrant and Yissum. (22)

10.10	Amendment No. 6 dated as of February 6, 2009 to the Agreement between the Registrant and Yissum. (25)

10.11	Letter agreement dated as of January 24, 2010 modifying certain terms of the Agreement between the Registrant and Yissum. (28)

10.12	2001 Non-Qualified Stock Option Plan and Stock Option Agreement. (11)

10.13	Indemnity letter between Registrant and Eli Pines Ph.D. dated March 1, 2003. (8) (12)

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

10.20	The Registrant’s 2006 Stock Option Plan. (17)

10.21	Change of Control Agreement dated June 19, 2006 between the Registrant and Eli Pines, PhD. (8) (18)

10.22	Change of Control Agreement dated June 19, 2006 between the Registrant and Robert P. Hickey. (8) (18)

10.23	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan. (21)

10.24	Form of Broker Warrant issued in the August 2007 equity placement to Agent's designees, covering an aggregate of 210,000 shares.(20)

10.25
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment). (20)

10.26
Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).  (19)

10.27
Supply Agreement, dated as of March 18, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (19)

10.28	Form of Subscription Agreement for September 2008 unit placement (including form of investor warrants). (24)

10.29	Agency Agreement for September 2008 unit placement. (24)

10.30	Form of Broker Warrant to placement agent for 700,000 shares for September 2008 unit placement. (24)

10.31	Stock Option Agreement dated October 1, 2008 between Registrant and Richard L. Franklin, MD. (25)

10.32	Stock Option Agreement dated October 1, 2008 between Registrant and Gere S. diZerega, MD. (25)

10.33	Form of Subscription Agreement for investors in the September/December 2009 unit placement (including form of investor warrant), pursuant to which an aggregate of 9,000,000 units were sold.(27)

10.34	Agency Agreement dated September 30, 2009 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent. (27)

10.35	Broker warrant issued for 630,000 shares to the placement agent in connection with the September/December 2009 placement.(27)

10.36	Revolving Credit and Security Agreement dated September 14, 2010 between Registrant and Pathfinder, LLC. (29)

10.36(a)	Amendment dated February 15, 2011 to Revolving Credit and Security Agreement between Registrant and Pathfinder, LLC. *

10.37	Termination Agreement dated November 29, 2010 between Registrant and Robert P. Hickey. *

10.38	Termination Agreement dated November 29, 2010 between Registrant and Dr. Eli Pines. *

10.39	Engagement Termination Agreement dated December 22, 2010 between Registrant and Oppenheimer & Co. *

23.1	Consent of Eisner LLP. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, a as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.
(3)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 1992.
(4)	Intentionally omitted.
(5)	Intentionally omitted.
(6)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1994.
(7)	Intentionally omitted
(8)	Indicates a management contract or compensatory plan or arrangement.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed in January 2000.
(10)	Intentionally omitted.
(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2002.
(13)	Intentionally omitted.
(14)	Intentionally omitted.
(15)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.
(16)	Incorporated by reference to the Registrant’s report on Form 8-K filed in April 2006.
(17)	Incorporated by reference to the Registrant’s Schedule 14A definitive proxy statement for its 2006 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A (Reg. No. 333-134746) filed on July 28, 2006.
(19)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.
(20)	Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2007.
(21)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.
(22)	Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2007.
(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.
(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.
(25)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2008.
(26)	Incorporated by reference to the Registrant’s report on Form 8-K filed February 25, 2009.
(27)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2009.
(28)	Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2009.
(29)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2010.
(30)	Incorporated by reference to the Registrant’s report on Form 8-K filed December 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.
(Registrant)

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
Executive Chairman and
Chairman of the Board
(principal executive, financial and accounting officer)

Dated:  March 25, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	Executive Chairman and
Richard L. Franklin, M.D.	Chairman of the Board	March 25, 2011
(principal executive, financial and
acounting officer)

/s/ David G. P. Allan	Director	March 25, 2011
David G. P. Allan

/s/ Joerg Gruber	Director	March 25, 2011
Joerg Gruber

/s/ Barry R. Frankel	Director	March 25, 2011
Barry R. Frankel

/s/ Walter R. Maupay, Jr.	Director	March 25, 2011
Walter R. Maupay, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SyntheMed, Inc.

We have audited the accompanying balance sheets of SyntheMed, Inc. (the "Company") as of December 31, 2009 and 2010 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SyntheMed, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced recurring net losses, limited revenues and cash outflows from operating activities and does not have sufficient financial resources to meet anticipated requirements through 2011.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 24, 2011

See accompanying notes to financial statements.

SYNTHEMED, INC.

BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$963	$10
Accounts receivable, net of allowance for doubtful accounts
of $29 and $5, respectively	49	9
Inventory, net	126	73
Prepaid expenses and deposits	57	49
Total current assets	1,195	141

Machinery, equipment and software, less accumulated depreciation	26	4
TOTAL	$1,221	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable	$64	$33
Accrued expenses	308	623
Insurance note payable	7	7
Note payable - Pathfinder, LLC	-	455
Total current liabilities	379	1,118

Commitments and other matters (Note J)

Stockholders' equity (capital deficit):
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000
issued and outstanding - 109,041 and 110,181 at
December 31, 2009 and 2010, respectively	109	110
Additional paid-in capital	62,008	62,268
Accumulated deficit	(61,275)	(63,351)
Total stockholders' equity (capital deficit)	842	(973)
TOTAL	$1,221	$145

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2010
Revenue:
Product sales	$360	$344
Revenue	360	344

Cost of goods sold	164	92

Gross profit	196	252

Operating expenses:
Research and development	1,387	728
General and administrative	1,421	1,436
Sales and marketing	1,508	587

Operating expenses	4,316	2,751

Loss from operations	(4,120)	(2,499)

Other income/(expense):
Interest income	20	2
Interest expense	(3)	(12)

Loss before income tax benefit	(4,103)	(2,509)
Income tax benefit	-	433

Net loss	$(4,103)	$(2,076)

Net loss per common share – basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding – basic and diluted	100,923	109,439

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional	Net Loss and
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals

Balance January 1, 2009	98,746	$99	$59,976		$(57,172)	$2,903

Exercise of options	706	1	24			25
Shares issued in connection with private placement, net of offering costs	9,000	9	1,634			1,643

Stock-based compensation			267			267
Shares issued for performance bonus and board fees	589		107			107

Net loss for the year				$(4,103)	(4,103)	(4,103)

Balance December 31, 2009	109,041	109	62,008		(61,275)	842

Stock-based compensation			170			170

Shares issued for board fees	1,140	1	90			91

Net loss for the year				$(2,076)	(2,076)	(2,076)

Balance December 31, 2010	110,181	$110	$62,268		$(63,351)	$(973)

See accompanying notes to financial statements.

SYNTHEMED, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(4,103)	$(2,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	10
Stock based compensation	267	170
Shares issued for director services and employee bonuses	107	91
Bad debt expense	15	5
Loss on disposal of furniture and equipment	-	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28)	35
Decrease in inventory	73	53
Decrease in prepaid expenses	181	132
(Decrease) in accounts payable	(144)	(31)
Increase in accrued expenses	96	315
Net cash used in operating activities	(3,488)	(1,290)

Cash flows from investing activities:
Proceeds from sale of furniture and equipment	-	6
Net cash provided by investing activities	-	6

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,643	-
Payments of insurance note payable	(161)	(124)
Proceeds from note payable - Pathfinder, LLC	-	455
Proceeds from exercise of stock options and warrants	25	-
Net cash provided by financing activities	1,507	331

Net (decrease) in cash and cash equivalents	(1,981)	(953)
Cash and cash equivalents at beginning of period	2,944	963
Cash and cash equivalents at end of period	$963	$10

Supplementary disclosure of non-cash operating and financing activities:
Financing of insurance premiums through notes payable	$134	$124

See accompanying notes to financial statements.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Going Concern:

The Company is a biomaterials company engaged in the development and commercialization of innovative and cost-effective medical devices for therapeutic applications.  The Company’s products and product candidates, all of which are based on its proprietary, bioresorbable polymer technology, are primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  The Company’s commercialization efforts have been focused on our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), for use in cardiac surgery.  REPEL-CV is a bioresorbable film designed to be placed over the surface of the heart at the conclusion of surgery to reduce the formation of post-operative adhesions.

The Company has been selling REPEL-CV domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, the Company’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.   In 2010, the Company generated $344,000 in product sales from REPEL-CV, compared to $360,000 in the prior year.

In September 2010, in anticipation of entering into a definitive merger agreement, the Company entered into a credit and security agreement with Pathfinder LLC (“Pathfinder”) (the “Credit Agreement”) pursuant to which Pathfinder has been funding shortfalls in the Company’s operating requirements.  The Credit Agreement is scheduled to expire on April 30, 2011, is subject to early termination at the discretion of Pathfinder.  As of December 31, 2010, the Company had borrowed $455,000 under the Credit Agreement, and an additional $174,000 through March 3, 2011.

 On December 22, 2010, the Company entered into an agreement and plan of merger with Pathfinder, a regenerative medicine company, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Pathfinder, with Pathfinder continuing as a wholly-owned subsidiary of the Company.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined Company, with the Company’s stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approvals by the stockholders of the Company and members of Pathfinder.

If the proposed merger with Pathfinder is completed, the merged company will be focused primarily on the development and commercialization of Pathfinder’s technology and the Company’s management and board of directors will be comprised of individuals designated by Pathfinder. The strategy does not presently include significant investment in the current assets or business of the Company.  If, for any reason, the merger with Pathfinder is not completed, the Company’s board of directors may elect to, among other things, attempt to sell or otherwise dispose of the Company’s assets, attempt to complete another strategic transaction like the proposed Pathfinder merger or continue to operate the Company’s business. Given the Company’s lack of cash resources and its deteriorating financial condition, it is unlikely the Company will be able to pursue or complete any of these transactions in a timely fashion and will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has limited revenues, has experienced negative cash flows from operating activities and has experienced substantial net losses during the years ended December 31, 2009 and 2010. The balance of cash and cash equivalents as of December 31, 2010 will not be sufficient to meet the anticipated cash requirements through December 31, 2011.  Insufficient funds has required the Company to delay, scale back or eliminate some of its operations including research and development programs and certain commercialization activities and to  reduce the number of personnel. The Company is currently relying on the Credit Agreement to sustain its operations. No assurance can be given that additional financing through the Credit Agreement or other strategic arrangements will be available on acceptable terms or at all, or that the contemplated merger with Pathfinder will be consummated.  The above conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

  [3]   Accounts Receivable:

  Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that is believed will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and 2010, the allowance for doubtful accounts was $29,000 and $5,000, respectively.

  [4]   Inventory:

  Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimate the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for out dated raw materials and on-hand finished goods inventory which is within six months of the expiration date.

	December 31,
	2009	2010

Raw materials	$79,000	$86,000
Work in process	-	-
Finished goods	53,000	11,000
	132,000	97,000
Slow moving and obsolete inventories	(6,000)	(24,000)
	$126,000	$73,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [4]   Inventory: (continued)

 During the year ended December 31, 2009, management has disposed of $26,000 of slow moving and obsolete inventory. There was no similar transaction for the current year.

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

  [9]  Loss per share:

 Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2009 and 2010 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

 Securities and the related potential number of shares of common stock not included in the dilution computation, are as follows:
	December 31,
	2009	2010

Options	13,195,000	10,138,000
Warrants	22,015,000	20,540,000

	35,210,000	30,678,000

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[10]  Stock-based compensation:

Effective January 1, 2006, the Company adopted FASB ASC 718 “Compensation – Stock Compensation”,, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of operations. Compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 recorded on the straight-line basis over the requisite service period.

[11] Income taxes:

In accordance with ASC Topic 740-10 “Income Taxes”, the Company follows the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities using currently enacted tax rates based upon the differences between the tax bases of the assets and liabilities and the carrying amounts for financial statement purposes.  The Company’s policy is to record a valuation allowance against deferred tax assets when management does not believe that it is more likely than not that the related deferred tax assets will be realized.  The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

[12] Fair value of financial instruments

The Company’s cash and cash equivalents, accounts receivables, accounts payable, accrued expenses and notes payable are shown at cost, which approximates fair value, due to the short-term nature of these instruments.

[13]  Newly Adopted Accounting Pronouncements :

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

 [14]  Recent Accounting Pronouncements :

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

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[14]  Recent Accounting Pronouncements : (continued)

In April 2010, the FASB issued ASU No. 2010-017, Revenue Recognition – Milestone Method, (“ASU 2010-017”). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

[15]  Reclassification:

              Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

(NOTE C) – Acquired Technology:

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted Common Stock of the Company.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell.  Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology.  If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university if it so requests.

(NOTE D) – Machinery, Equipment and Software:

Machinery, equipment and software consist of the following at December 31:

			Estimated
	2009	2010	useful life

Machinery and equipment	$219,000	$211,000	5 years
Office equipment and software	65,000	10,000	3 years
	284,000	221,000
Less accumulated depreciation	258,000	217,000

	$26,000	$4,000

During fiscal 2010, the Company disposed of equipment with a net book value of $12,000 for proceeds of $6,000, incurring a loss of $6,000.

Depreciation expense for the year end December 31, 2009 and 2010 amounted to $48,000 and $10,000, respectively.

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

(NOTE F) –Note Payable – Pathfinder, LLC

        Under the Credit Agreement (as amended on February 15, 2011), Pathfinder agreed to make revolving loans to the Company from time to time until April 30, 2011, or such earlier date as Pathfinder shall determine, in its sole and absolute discretion, upon at least five business days’ prior written notice to the Company, in amounts requested by the Company and approved by Pathfinder; provided that Pathfinder agreed to fund a minimum amount equal to the Company’s wage and payroll tax obligations for so long as the funding commitment remains in effect. Borrowings under the Credit Agreement, which are to be evidenced by a note issued at the time of each borrowing, bear interest at 6% per annum, and become due and payable on demand on the first anniversary of such borrowing or the earlier to occur of a change of control of the Company, as defined in the Credit Agreement.  Upon the occurrence of an event of default, the interest rate on outstanding principal amounts increases to 10% per annum.  The Company’s obligations under the Credit Agreement and notes issued thereunder are secured by a lien in favor of Pathfinder on substantially all of the Company’s assets.   Subject to limited exceptions, expenditures from proceeds of any borrowings under the Credit Agreement are subject to prior approval by Pathfinder. Two of the Company’s directors are directors and founding principals of Pathfinder, and one of such directors of the Company, the chairman of the board of directors, is the principal executive officer of Pathfinder. (See Note K of Notes to Financial Statements.)

(NOTE G) – Stockholders’ Equity:

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

        The grant date fair value of the warrants issued to the Agent using the Black-Scholes pricing on September 30, 2009 and December 31, 2009 was $66,000 and $38,000, respectively. The resulting charges did not have an impact on Total Stockholders’ Equity. The assumptions utilized to determine the fair values are indicated in the following table:

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

 [1]  Common stock:  (continued)

Year Ended December 31,
2009
Exercise price at date of grant
for warrants granted during the period	$0.20
Dividend yield	0%
Expected volatility	97.7%- 98.4%
Risk free interest rate	1.45%-1.58%
Expected life	3.76 - 4 years

For the quarter ended March 31, 2010, the Company issued an aggregate of 162,500 shares of common stock, representing 65% of the $25,000 in fees due to the Company’s non-employee directors for their service during the quarter with the remaining $8,750 paid in cash. This policy was modified so that for the remaining quarters for the year ended December 31, 2010, the Company issued an aggregate of 977,274 shares of common stock, representing 100% of the $75,000 in fees due to the Company’s non-employee directors and attributable to their services rendered during the remaining of fiscal 2010. In each case, the shares were valued at fair market value on the date of grant, the last trading day of the quarter, as reflected in the closing price on that day.

During fiscal 2009 the Company granted an aggregate of 282,750 shares of common stock to certain of the Company’s officers and other employees in full satisfaction of $42,000 in aggregate performance bonus compensation for 2008 otherwise payable at that time in cash to such individuals and an aggregate of 306,250 shares of common stock to the Company’s non-employee directors in full satisfaction of $65,000 in aggregate board fees otherwise payable in cash to such directors and attributable to the four quarters of 2009.  In each case, the shares were valued at fair market value on the date of grant, as reflected by the prior trading day's closing price.

[2]  Warrants:

As of December 31, 2010, the following warrants were outstanding to purchase up to 20,540,000 shares of the Company’s Common Stock:

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

20,540,000

[3]  Options:

At December 31, 2010, the Company had three stock-based compensation plans: the 2000 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of Common Stock; the 2001 Non-Qualified Stock Option Plan, under which the Company is authorized to issue non-qualified stock options to purchase up to an aggregate of 10,000,000 shares of Common Stock and the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of Common Stock. The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

[3]  Options:  (continued)

At December 31, 2010, options to purchase 80,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 5,893,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 3,964,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. At December 31, 2010, there were 828,000 options available for grant under these plans.  In addition, options to purchase 200,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

A summary of the status of the Company’s stock options as of December 31, 2009 and 2010, and changes during the years ended on those dates is presented below (in thousands, except per share data):

	2009			2010		Weighted-
			Weighted-Average		Weighted-Average	Average	Aggregate
			Exercise Price		Exercise Price	Remaining	Intrinsic
	Shares		Per Share	Shares	Per Share	Term	Value

Outstanding at beginning of year	13,818		$0.44	13,195	$0.43	4.3 Years
Granted	1,470		0.18	1,061	0.12	9.4 Years
Exercised	(983	)*	0.12	-	-
Canceled, expired or forfeited	(1,110)		0.48	(4,118)	0.29
Outstanding at end of year	13,195		0.43	10,138	0.45	3.2 Years	$196
Options exercisable at year-end	11,305		0.43	9,938	0.46	3.2 Years	$187
Vested and expected to vest after December 31	11,977		0.42	9,987	0.46	3.2 Years	$191
Weighted-average grant date fair value of options granted during the year			$0.16		$0.11

* Includes 783,000 options which were exercised using a cashless feature that resulted in the net issuance of 506,000 shares of common stock.

The total intrinsic value of options exercised during the year ended December 31, 2009 was $200,000. There were no options exercised during 2010.

As of December 31, 2010, all stock compensation related to unvested awards (net of estimated forfeitures) has been recognized.

During the years ended December 31, 2009 and 2010, the Company granted 1,470,000 and 1,061,000 options, respectively, including those granted to non-employee directors and non-employees. For 2009, the Company recorded a total charge in respect of these grants of $266,000, which is comprised of a credit of $8,000 in research and development expense and charges of $148,000 and $126,000, in general and administrative expense and sales and marketing expense, respectively.  For 2010, the Company recorded a total charge in respect of these grants of $170,000, which is comprised of charges in research and development expense and general and administrative expense of $16,000 and $158,000, respectively and a credit of $4,000 in sales and marketing expense.

Included in the preceding table are 260,000 options granted to non-employee directors in 2009. The weighted-average grant date fair value of such options was $0.27. There were similar stock options granted in the current year. Also included in the preceding table are 200,000 and 4,000 options granted to other non-employees in 2009 and 2010, respectively.  The weighted average grant date fair value of such options was $0.26 and $0.07, respectively, and a stock-based compensation charge of $103,000 and $0 was recorded in 2009 and 2010, respectively.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE G) – Stockholders’ Equity:  (continued)

 [3]  Options:  (continued)

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At December 31, 2010, the Company had 200,000 options outstanding which vest upon the achievement of certain performance criteria including FDA-related milestones associated with REPEL-CV and other product development programs, The performance-based options have a term of 10 years from date of grant and an exercise price range of $0.11 to $0.80. Of these options, 100,000 relate to the achievement of certain FDA-related milestones and the Company has recorded an estimated credit of $8,000 in research and development for these options during fiscal 2010 and 100,000 relate to specific performance criteria and the Company has recorded an estimated charge of $7,000 in general and administrative expense during fiscal 2010. At each reporting period for the performance based grants only, management re-evaluates the probability that the vesting contingency will be satisfied and adjusts the fair value charge accordingly. Additionally, charges for the options that did not include performance conditions amounted to $66,000 for the year ended December 31, 2010.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $0.14 per share. The Company has recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended for the year ended December 31, 2010.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended December 31,
	2009	2010
Weighted average fair value at date of grant
for options granted during the period	$0.16	$0.11
Dividend yield	0%	0%
Expected volatility	94.2%-98%	107.2%-108.3%
Risk free interest rate	1.16% -2. %	3.35%-3.70%
Expected life	10 years	10 years

The following table summarizes information for stock options outstanding at December 31, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$0.08 - 0.13	2,417	2.4 years	$0.12	2,317	$0.12
0.26 – 0.85	7,571	3.4 years	0.55	7,471	0.54
1.16	150	5.7 years	1.16	150	1.16
	10,138	3.2 years	$0.45	9,938	$0.46

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

 (NOTE H) - Income Taxes:

At December 31, 2010, we have approximately $46,464,000 of net operating loss carryforwards to offset future federal taxable income and approximately $859,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The Company’s ability to utilize the net operating losses and research and development tax credit carryforwards in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2011	$4,648,000	$53,000
2012	7,018,000	267,000
2013	7,413,000	123,000
2014 - 2030	27,385,000	416,000

	$46,464,000	$859,000

The Company has participated in the Tax Benefit Transfer Program administered by the State of New Jersey under which $5,292,000 in eligible loss carryforwards, covering the tax years 2007 and 2008, were sold to PSEG Services Corporation in 2010. There were no such sales in 2009.

The Company received a cash payment related to the sale of the loss carryforwards of approximately $433,000 in 2010. This is reflected as income tax benefits in the accompanying Statement of Operations. At December 31, 2010, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $10,429,000 which expire through 2025.

The deferred tax asset, which amounted to $17,700,000 at December 31, 2010, has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and ability to utilize the benefit. The valuation allowance was increased by $301,000 in 2009 and decreased by $807,000 in 2010.

 The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,
	2009	2010

Income tax benefit at the federal statutory rate	$(1,395,000)	$(854,000)
State and local income taxes, net of effect on federal taxes	(246,000)	(151,000)
Increase (decrease) in valuation allowance	301,000	(807,000)
Sale of state net operating loss carryforwards	0	(433,000)
Reduction in deferred tax asset from transfer of state net operating loss carryforwards	0	476,000
Expired net operating losses	1,340,000	1,310,000
Benefit of research and development credit	(29,000)	(5,000)
Other	29,000	31,000

	$0	$(433,000)

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes: (continued)

 The deferred tax asset at December 31 consists of the following:

	2009	2010

Net operating loss carryforward	$17,226,000	$16,424,000
Research and development credit carryforward	865,000	859,000
Other	416,000	417,000

	18,507,000	17,700,000
Valuation allowance	(18,507,000)	(17,700,000)

	$0	$0

Under the guidance of FASB ASC 740-10-25 (Previously known as: Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes), the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2009 and 2010, the Company has not recorded any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2007–2010 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In consideration for the assignment of the patents and the patent applications, the granting of the licensing rights and the know-how, the research that Yissum agreed to procure pursuant to the Yissum Agreement and Yissum's performance of its obligations thereunder, the Company paid Yissum a fixed fee of $750,000 and is obligated to pay a royalty of five percent of all net sales of our products under the Yissum Agreement up to a maximum amount of $5,500,000 in royalties during the term of the Yissum Agreement. The Company has funded, and may from time to time continue to fund and conduct research programs through Yissum under the Yissum Agreement.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Research and License Agreements:  (continued)

[1]  Yissum Agreement (continued)

The Yissum Agreement continues until the later of the last date upon which the patents covering the products governed by the Yissum Agreement expire or the end of a period of 15 years from the date of the first commercial sale of products under the assigned technology. Yissum has the right in its sole discretion to terminate the Yissum Agreement and/or enter into contracts with others in order to grant them a license for the development, manufacture and marketing of a product and the other rights detailed in the Yissum Agreement if, among other things, (i) the Company stops manufacturing and/or marketing the product for a period of more than 12 months; or (ii) the Company breaches the Yissum Agreement, a receiver or liquidator is appointed for the Company or attachment is made over a substantial part of the Company’s assets, or execution proceedings are taken against the Company and the same is not remedied or set aside within the time periods specified in the Yissum Agreement.  As originally agreed, the agreement provided an additional right of termination on the part of Yissum in the event the Company fails to achieve the first commercial sale by December 31, 2001 or net sales or income of at least $1,000,000 by December 31, 2002.  The agreement has subsequently been amended on several occasions to permit the Company additional time to meet the minimum net sales or income targets in exchange for payment of minimum royalties.  Accordingly, the Company has paid Yissum an aggregate of $850,000 in minimum royalties to preserve our rights under the Yissum Agreement for performance years 2001 through 2009.  A modification to the 2009 minimum royalty payment was agreed whereby the Company paid $50,000 of the $200,000 obligation in January 2010 with the balance, along with accumulated interest and a potential transaction-related premium, due upon the completion of a financing, sale of substantially all of the Company’s assets or a change in control transaction.. The Company’s rights under the Yissum Agreement are preserved through the end of 2011 either through the payment of the 5% royalty on net sales or an annual minimum royalty of $250,000 for performance year 2010.  Any and all minimum royalty payments made by the Company to Yissum shall be applied against the maximum royalty obligation referenced above.  The Company has agreed to indemnify Yissum under certain circumstances. Upon the termination by Yissum of the Yissum Agreement for any reason, the patents and patent applications assigned by Yissum to the Company will revert in full to Yissum. As of December 31, 2010, the Company has included an accrual of approximately $403,000 for unpaid minimum royalties and interest thereon, and such amount is included in Accrued Expense in the accompanying balance sheet.

  [2]  Phairson Technology

In March 2003, the Company purchased certain polymer technology from Phairson Medical, Ltd., a private medical technology company based in the United Kingdom, for approximately 6,896,000 shares of restricted Common Stock of the Company.  These assets comprise a series of United States and foreign patent applications as well as scientific and clinical documentation. The Company also assumed Phairson’s rights and obligations under a development agreement with the Swiss Federal Institute of Technology and the University of Zurich, as well as with the principal investigator of the technology development project, Professor JA Hubbell.  Under these agreements, the Company is required to pay royalties of no more than 1.1% of net sales of products incorporating the technology.  If the Company fails to sublicense the technology or pursue development efforts involving the technology for a period of two years or more, the Company is obligated to negotiate a return of the technology to the university if it so requests.

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

The Company incurred $3,000 and $3,000 in royalty expense relating to this agreement for the year ended December 31, 2009 and 2010, respectively.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters:

[1]  Employment agreement:

At December 31, 2010, the Company had an employment agreement with one individual that will expire in September 2011. Pursuant to this agreement, the Company’s commitment regarding cash severance benefits aggregates $33,000 at December 31, 2010 and the Company’s salary obligation is $99,000 through September 2011.

[2]  Supplier concentration:

In 2007, the Company finalized contractual supplier arrangements with three contract manufacturers replacing our prior primary supplier.  For the years ended December 31, 2009 and 2010, we paid our current suppliers $157,000 and $122,000, respectively, in connection with such services.

[3]   Lease commitments:

The company has a five year operating lease commitment for office facilities space through June 2011. The operating lease agreement is subject to predetermined rate increases in accordance with the signed rental agreement.  Rent is charged to operating expense on a straight-line basis over the term of lease where contractual increases effect rent payments.  Rent expense under the operating lease for the year ended December 31, 2009 and 2010 was $39,000 and $39,000, respectively.

Future minimum lease payments under operating leases consisted of the following at December 31, 2010:

Year Ending
December 31,	Amount

2011	16,000

Total future minimum lease payments	$16,000

[4]   Merger Agreement:

On December 22, 2010, the Company entered into an agreement and plan of merger with Pathfinder, and SYMD Acquisition Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of SyntheMed (“merger sub”), pursuant to which, merger sub will be merged with and into Pathfinder, with Pathfinder surviving the merger as a wholly-owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the merger agreement, the Company will issue, and holders of Pathfinder’s membership interests will receive, shares of common stock of the Company, such that upon consummation of the merger, and without giving effect to a planned capital raise to occur immediately after the merger, then current members of Pathfinder are expected to own approximately 80% of the outstanding common stock of the combined company and then current Company stockholders are expected to own approximately 20% of the outstanding common stock of the combined company. The merger agreement was approved by Pathfinder's sole manager and by the Board of Directors of the Company.  The Company's Board approval follows the favorable recommendation by a special committee of independent directors. The merger is intended to qualify as a tax-free transaction under the Internal Revenue Code.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters: (continued)

[4]   Merger Agreement: (continued)

Subject to the terms of the merger agreement, upon consummation of the merger each Pathfinder membership interest issued and outstanding immediately prior to the merger will be canceled, extinguished and automatically converted into the right to receive that number of shares of the Company’s common stock as determined pursuant to the exchange ratio described in the merger agreement.  In addition, the Company will assume options to purchase Pathfinder membership interests which will become exercisable for shares of the Company’s common stock, adjusted in accordance with the same exchange ratio.

As a result of the proposed merger, the Company’s tax losses will be limited pursuant to Section 382. Subsequent to the merger, the Company will be limited by a formula as to annual use of losses and other tax benefits. In general, the formula would be the Adjusted Long-Term tax – exempt rate for ownership changes, which is now 4.55%, but which is subject to change every month, times the value of the equity of the Company at the date of the merger. Any unused limitations can carry forward.

[5]   Contingent payments upon consummation of the merger with Pathfinder:

[A]   Oppenheimer Engagement Termination:

On December 22, 2010, the Company entered into an agreement with Oppenheimer terminating the prior engagement under which Oppenheimer assisted the Company in its efforts to explore strategic alternatives.  Under the termination agreement, Oppenheimer released SyntheMed of any payment obligation in respect of the engagement, and SyntheMed agreed to issue three million shares of its common stock to Oppenheimer upon consummation of the proposed merger with Pathfinder and, on the later to occur of the proposed merger or the Company raising at least $3 million in gross proceeds from an equity offering, to pay to Oppenheimer $75,000 in cash.

[B]   Former Executives Termination:

Effective November 29, 2010, the Company entered into termination agreements (the “Termination Agreements") with Mr. Robert Hickey, the Company’s then CEO, President and a director of the Company,  and Dr. Eli Pines, the Company’s then Vice President and Chief Scientific Officer, pursuant to which the Company’s employment relationship with each of such executives terminated on November 30, 2010.  Such individuals continued to serve in such executive capacities on a part-time consulting basis until January 6, 2011 and January 3, 2011, respectively.  Mr. Hickey resigned as a director contemporaneous with the termination of his consulting relationship.

Pursuant to the Termination Agreements, upon consummation of the merger with Pathfinder the Company has agreed to grant to each of Mr. Hickey and Dr. Pines (i) a lump sum cash payment equal to three months’ base salary (the “Cash Amount”), provided that such amount shall not become payable unless and until the Company or Pathfinder shall have raised a minimum of $3 million in gross cash proceeds since September 1, 2010 and (ii) non-qualified stock options to purchase a number of shares of the Company’s common stock as is equal to the quotient obtained by dividing the Cash Amount by the closing price of our common stock on the trading day immediately preceding consummation of the merger (the “Closing Price”). The stock options shall be vested and exercisable in full immediately upon grant, shall have an exercise price equal to fair market value on the date of grant (as reflected by the Closing Price) and shall have a term of three years.  In addition, neither the shares acquired pursuant to exercise of the stock options nor interests therein may be sold, transferred or otherwise disposed of during the two years following consummation of the merger without the Company’s prior written consent.  In addition, through February 28, 2011 the Company has agreed to fund the costs of participation in the Company’s group health insurance plans for each of such executives and their spouses, as well as contributions on behalf of such executives to the Company’s 401(k) plan, to the extent permitted by law.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters: (continued)

[5]   Contingent payments upon consummation of the merger with Pathfinder: (continued)

[B]   Former Executives Termination: (continued)

Pursuant to the Termination Agreements, effective November 30, 2010 the then existing employment agreements and change of control agreements with the executives were automatically terminated.  Neither the Company nor the executives have any rights or obligations thereunder, except for certain limited obligations of the executives relating to intellectual property ownership and confidential information, and except that breach by the company of certain obligations under the Termination Agreements can, if not timely cured, trigger reinstatement of the change of control agreements.  The Termination Agreements contain non-solicitation and non-disparagement provisions as well as mutual releases.  The parties’ rights and obligations under indemnification agreements previously entered into with the executives remain unaffected by the Termination Agreements.

(NOTE K) - Related Parties:

In 2008, the Company entered into a consulting agreement calling for fees of $100,000 per annum to be paid to Richard L. Franklin, MD, in consideration for his services as Executive Chairman of the Board of Directors.  The Company paid $100,000 and $92,000 in fees under this agreement for 2009 and 2010, respectively.

See Note G [1] with respect to private placements the Company consummated in 2009 through a placement agent of which one of the Company’s directors, Mr. Joerg Gruber, is chairman and a director.

See Note F with respect to the Pathfinder credit agreement where two of the Company’s directors are directors and founding principals of Pathfinder, Mr. Richard Franklin, the Chairman of the Company’s board of directors, is the Chief Executive Officer, President and sole manager of Pathfinder and Mr. Joerg Gruber, one of the Company’s directors is Chairman of the board of directors of Pathfinder.

(NOTE L) - Cost of Goods Sold:

Included in the COGS at December 31, 2009 are charges of $90,000 for failed inventory production runs offset by reductions to the reserve for slow moving and obsolete inventory of $15,000.  Included in the COGS at December 31, 2010 is a charge of $20,000 for the costs of an expired lot of the resin copolymer.

(NOTE M) - Retirement Plan:

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of the salary deferral contributions made up to the first 4% of total compensation. During the years ended December 31, 2009 and 2010, the Company made matching contributions in the amount of $34,000 and $22,000, respectively, to the plan.

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

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE N) – Shareholder Rights Plan: (continued)

As of December 22, 2010, a Rights Agreement Amendment was executed amending the Rights Agreement dated as of May 20, 2008 between the Company and American Stock Transfer & Trust Company. The amendment, serves to exclude the pending merger transaction between Pathfinder and the Company from triggering a distribution of rights under the Rights Agreement and accelerate the expiration date of the Rights Agreement to immediately prior to the Merger.

(NOTE O) – Nature of Business:

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s Revenues at December 31 (in thousands):
Geographic Information

	Year Ended December 31,
	2009	2010

	Revenues

United States	$145	$178
Saudi Arabia	35	15
Italy	24	14
Czech Republic	30	15
Turkey	4	7
Romania	13	-
Dubai	17	-
Brazil	20	61
France	21	-
Greece	7	5
Russia	8	11
Hong Kong	7	15
Other countries	29	23

	$360	$344

All of the Company’s Long-Lived Assets are located in the United States of America.

(NOTE P) – Subsequent Events:

On January 6, 2011, Mr. Hickey resigned as the Company’s then CEO, President and a director and on January 3, 2011, Dr. Eli Pines resigned as the Company’s then Vice President and Chief Scientific Officer.  (see Note J [5] B)

In March 2011, the Company entered into a short term financing agreement for its product liability insurance premiums totaling $28,000, payable in monthly installments including interest of $3,200. The monthly installments are due through December 2011, and carry interest of 3.65% per annum.

SYNTHEMED, INC.

NOTES TO FINANCIAL STATEMENTS

(NOTE P) – Subsequent Events: (continued)

  The Company relies on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in its operating requirements.  Subsequent to December 31, 2010, the Company had additional borrowings of $174,000 under the Credit Agreement. (See Note F )

On February 15, 2011, the Credit Agreement was amended to extend to April 30, 2011 the period of time during which the Company is entitled to request drawdowns under the agreement .(See Note F )

On February 15, 2011, the agreement and plan of merger with Pathfinder was amended to, among other things, (i) adjust the calculation of the exchange ratio, effectively excluding from the calculation membership interests underlying outstanding Pathfinder options, (ii) fix April 30, 2011 as the outside date by which the merger must occur, after which a non-breaching party shall have the right to terminate the agreement for any reason or no reason and (iii) include a post-closing covenant by the Company to issue ratably to former Pathfinder members additional shares of SyntheMed common stock if, within three months after closing of the merger, (see Note J [4]) SyntheMed amends its existing agreement with Yissum Research Development Company of the Hebrew University of Jerusalem as anticipated to, among other things, require the issuance to Yissum of additional shares of Company common stock, such that Company stockholders will bear the full dilutive effect of any such issuance of shares to Yissum. (see Note I [1])