Form 10-K/A
period 2010-12-31
SyntheMed, Inc.
filed 2011-05-02
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________
FORM 10-K/A
(Amendment No. 1)

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

At March 31, 2011, 110,527,370 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of SyntheMed, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on March 25, 2011.  The Amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III that was previously omitted in reliance on General Instruction G(3) to Form 10-K.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of our Board of Directors are as follows:

		Director	Position with
Name	Age	Since	Company

David G. P. Allan	69	June 2003	Director
Barry R. Frankel	59	June 2003	Director
Richard L. Franklin, M.D., Ph.D	65	December 2000	Executive Chairman &
			Chairman of the Board
Joerg Gruber	50	April 2007	Director
Walter R. Maupay, Jr.	71	July 1996	Director

David G.P. Allan has served as a director of our company since June 2003. Since February 1998, Mr. Allan has been Chairman & CEO of YM BioSciences, Inc., a publicly traded, Toronto-based life sciences company focused on cancer therapy. In 1992, he founded the Knowledge-Based Industries Group of a Canadian investment banking firm, organized as the first in Canada involved in financing, analyzing and creating strategic alliances for life sciences and information technology companies, where he was Executive Director until 1998. Mr. Allan was formerly a governor of The Toronto Stock Exchange, a member, and working group Chair of the Ontario Biotechnology Advisory Board, a member of the Awards Selection Committee for the Networks of Centres of Excellence in Canada and a member of the Board of Trustees for the Ontario College of Art and Design. Mr. Allan is currently a member of BioteCanada’s Emerging Companies Advisory Board.  Mr. Allan is a director of DiaMedica, Inc., a TSX-Venture Exchange listed life sciences company focused on diabetes therapy.

Barry R. Frankel has served as a director of our company since June 2003.  Since March 1993, Mr. Frankel has served as Managing Director of The Frankel Group, a life sciences management consulting firm.  From October 1982 to February 1993, Mr. Frankel served as President of SJ Weinstein Associates, a healthcare marketing and communications firm.  From October 1977 to September 1982, Mr. Frankel served in senior marketing and strategy positions at Pfizer Inc. From June 1974 to September 1977, Mr. Frankel was a life science research analyst for Citibank Investment Management Group.

Richard L. Franklin, M.D., Ph.D. has served as Executive Chairman since October 2008, Chairman of the Board of Directors since June 2003 and as a director of our company since December 2000.  Dr. Franklin co-founded Pathfinder, LLC (“Pathfinder”), a regenerative medicine company in 2008, and founded Tarix Pharmaceuticals (“Tarix”), a peptide drug company in 2004, and has served as the principal executive officer of each company since inception.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company. Earlier, Dr. Franklin worked as an investment banker at Tucker Anthony, and as a consultant at Boston Capital Europe. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

Joerg Gruber has served as a director of our company since April 2007.  Mr. Gruber co-founded Clubb Capital Limited, a London-based corporate finance and venture capital firm with a principal focus on healthcare, in 1995 and has acted as its Chairman since 1999. Prior to his career in venture capital, Mr. Gruber spent 14 years in Banking and Investment Banking at UBS, Goldman Sachs and Lehman Brothers. Mr. Gruber co-founded Pathfinder with Dr. Franklin in 2008.  Mr. Gruber has served as Chairman of Tarix since 2007.

Walter R. Maupay, Jr. has served as a director of our company since July 1996.  At his retirement in 1995, Mr. Maupay was a group executive with Bristol-Myers Squibb and president of Calgon Vestal Laboratories.  From May 1988 to January 1995, Mr. Maupay had been president of Calgon Vestal Laboratories, a subsidiary of Merck & Co., Inc.  From 1984 to 1988, Mr. Maupay served as vice president of Calgon Vestal Laboratories.  Mr. Maupay is currently a director of Kensey Nash Corporation.  Mr. Maupay served as a director of Cubist Pharmaceuticals, Inc. from 2002 to 2007 and as a director of PolyMedica Corporation from 2002 to 2007.

Each of our directors brings unique perspectives and experiences to their service as members of our Board of Directors, which collectively combine to strengthen the ability of our Board of Directors to bring value to our shareholders.  For example, Messrs. Allan, Maupay and Dr. Franklin have chief executive management experience in the life science and/or healthcare industries.  Mr. Frankel has experience in strategic and corporate management consulting with a focus on the life science industry.  Messrs. Allan and Gruber and Dr. Franklin bring backgrounds in investment banking and corporate finance.  In addition, Messrs. Allan, Gruber and Maupay and Dr. Franklin have experience serving on the boards of directors of other life science and healthcare companies.

Audit Committee

The Audit Committee of our Board of Directors is composed of two directors, one of whom is independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2010, the Audit Committee met once.  In addition, during 2010, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.   The members of the Audit Committee are Mr. Allan as Chairman and Dr. Franklin.  While each of the members of the Audit Committee is financially literate and has accounting and finance experience, none of such individuals is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  Given the limited resources of the Company, and the qualifications of the existing committee members, the Board of Directors has determined not to devote resources at this time to locating a person who qualifies as a “financial expert” to serve on the Audit Committee.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2010 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, with the exception of  reports on Form 4 covering automatic quarterly common stock grants to each of our non-employee directors in satisfaction of the equity component of their director fees, all of which Forms were filed late.

           Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules.  Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary. The Code is included on our website.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued through March 31, 2011 for services in all capacities  during the fiscal years ended December 31, 2010 and 2009 by our principal executive officer and two other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 2010 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Nonequity Incentive Plan Compensation (2) ($)	Stock Awards (5) ($)	All Other Compensation (3)($)	Total ($)

Robert P. Hickey (4)	2010	288,800	18,600	0	0	14,200	321,600
President, CEO & CFO	2009	315,000	20,400	29,000	0	18,200	382,600

Eli Pines, Ph. D. (4)	2010	225,500	11,200	0	0	0	236,700
Vice President and	2009	241,200	11,600	17,500	0	0	270,300
Chief Scientific Officer

Richard L. Franklin, MD	2010	0	0	0	22,812	94,188(5)	117,000
Executive Chairman & Chairman of the Board	2009	0	0	0	16,250	108,750(5)	125,000
_______________________

(1)
Amounts shown in the Option Awards column reflect the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2010 grants, refer to Note G [3] of the Company’s financial statements in the Form 10-K for the year ended December 31, 2010, as filed with the SEC. For information on the valuation assumptions with respect to grants made in 2009, refer to Note F [3] of the Company’s financial statements in the Form 10-K for the year ended December 31, 2009.  For each of 2010 and 2009, the amounts shown reflect values of stock option grants that are subject to performance-based vesting conditions, based on the estimated probable outcome of such conditions at the time of the grant.  Assuming full vesting of these stock options, the amounts shown for these stock options would have been:  For Mr. Hickey, $35,400 in 2010 and $30,500 in 2009, and for Dr. Pines, $20,200 in 2010 and $17,400 in 2009.

(2)
These amounts result from a performance-based bonus arrangement for Mr. Hickey and Dr. Pines administered by the Compensation Committee of our Board of Directors and are determined and paid following completion of the indicated year based on the degree of achievement of agreed-upon performance goals for the indicated year. Of the amounts earned for 2009, 35% was paid in cash.  The balance was paid in options to purchase a number of shares of common stock equal in value to the balance, based on the fair market value of the shares on the date the bonus entitlements were determined.    For 2010, no amounts were earned under the performance-based bonus arrangement.

(3)
The amounts comprise our company’s contributions to the 401(k) plan, and life insurance and disability income premiums (Mr. Hickey only), consulting fees (Dr. Franklin only) and the cash portion of director fees (Dr. Franklin only).

(4)	Mr. Hickey’s and Dr. Pines’ executive roles with our company ceased in early January 2011.

(5)
Dr. Franklin’s 2010 compensation is comprised of $92,000 in consulting fees and $25,000 in director fees of which $2,188 was paid in cash and $22,812 was paid in shares of Common Stock quarterly based on the fair market value as of the last trading day of the applicable quarter. Dr. Franklin’s 2009 compensation amount is comprised of $100,000 in consulting fees and $25,000 in director fees of which $8,750 was paid in cash and $16,250 was paid quarterly in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter.

The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2010 to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Robert P. Hickey	500,000	-	-	0.12	3/21/2011
	250,000	-	-	0.43	4/23/2011
	200,000	-	-	0.45	5/24/2011
	200,000	-	-	0.55	5/24/2012
	200,000	-	-	0.65	5/24/2013
	166,667	-	-	0.36	4/22/2012
	166,667	-	-	0.36	4/22/2013
	250,000	-	-	0.80	4/25/2016
	166,666	-	-	0.36	4/22/2014
	250,000	-	-	0.80	4/25/2016
	200,000	-	-	0.80	2/16/2017
	50,000	-	-	0.80	2/16/2017
	30,000	-	-	0.80	1/18/2018
	100,000	-	-	0.41	1/18/2018
	37,500	-	-	0.43	2/26/2018
	105,000	-	-	0.10	2/23/2019
	150,000	-	-	0.13	1/18/2020
	3,022,500	-	-

Eli Pines, PhD	233,333	-	-	0.12	3/21/2011
	100,000	-	-	0.43	4/23/2011
	200,000	-	-	0.45	5/24/2011
	200,000	-	-	0.55	5/24/2012
	200,000	-	-	0.65	5/24/2013
	76,667	-	-	0.36	4/22/2012
	76,667	-	-	0.36	4/22/2013
	76,666	-	-	0.36	4/22/2014
	165,000	-	-	0.80	4/25/2016
	165,000	-	-	0.80	4/25/2016
	50,000	-	-	0.80	2/16/2017
	130,000	-	-	0.80	2/16/2017
	60,000	-	-	0.41	1/18/2018
	18,000	-	-	0.43	2/26/2018
	60,000	-	-	0.10	2/23/2019
	90,000	-	-	0.13	1/18/2020
	1,901,333	-	-

Richard L. Franklin, MD	1,000,000	-	-	0.12	3/21/2011
	125,000	-	-	0.36	4/22/2012
	75,000	-	-	0.80	5/08/2016
	65,000	-	-	0.85	4/23/2017
	65,000	-	-	0.49	4/25/2018
	1,330,000	-	-

Management Agreements

We have a consulting agreement with Dr. Richard Franklin, who serves as our Executive Chairman and Chairman of the Board and is our sole executive officer.  In November 2010, we terminated the employment of Mr. Hickey, our former President, CEO, CFO and Secretary, and Dr. Pines, our former Vice President of Research and Chief Scientific Officer.

Franklin Consulting Agreement

On October 1, 2008, we entered into a consulting agreement with Dr. Franklin, who had been and continues to serve as our Chairman of the Board, under which we retained Dr. Franklin to serve in the newly created executive officer role of Executive Chairman.  The agreement renews annually for one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property.  In consideration for his services, we agreed to pay Dr. Franklin $100,000 per year and granted Dr. Franklin an option to purchase 750,000 shares of our common stock, subject to vesting based on timely achievement of minimum stock price levels.  None of the milestones were timely achieved and the option has effectively expired.  Effective November 30, 2010, Dr. Franklin waived entitlement to compensation under the consulting agreement.  In his capacity as a director, Dr. Franklin is entitled to receive any cash component of compensation paid to members of the Board of Directors in their capacity as such.

Employment Termination Agreements

Effective November 29, 2010, we entered into termination agreements (the “Termination Agreements") with Mr. Robert Hickey and Dr. Eli Pines, pursuant to which our  employment relationship with each of such executives terminated on November 30, 2010.  Such individuals continued to serve in such executive capacities on a part-time consulting basis until January 6, 2011 and January 3, 2011, respectively.  Mr. Hickey resigned as a director contemporaneous with the termination of his consulting relationship.

Pursuant to the Termination Agreements, upon consummation of the proposed merger with Pathfinder, we have agreed to grant to each of Mr. Hickey and Dr. Pines (i) a lump sum cash payment equal to three months’ base salary (the “Cash Amount”), provided that such amount shall not become payable unless and until our company or Pathfinder shall have raised a minimum of $3 million in gross cash proceeds since September 1, 2010 and (ii) non-qualified stock options to purchase a number of shares of our common stock as is equal to the quotient obtained by dividing the Cash Amount by the closing price of our common stock on the trading day immediately preceding consummation of the proposed merger (the “Closing Price”). The stock options shall be vested and exercisable in full immediately upon grant, shall have an exercise price equal to fair market value on the date of grant (as reflected by the Closing Price) and shall have a term of three years.  In addition, neither the shares acquired pursuant to exercise of the stock options nor interests therein may be sold, transferred or otherwise disposed of during the two years following consummation of the merger without our company’s prior written consent.  In addition, through February 28, 2011, we have agreed to fund the costs of participation in our group health insurance plans for each of such executives and their spouses, as well as contributions on behalf of such executives to our 401(k) plan, to the extent permitted by law.

Pursuant to the Termination Agreements, effective November 30, 2010 the then existing employment agreements and change of control agreements with the executives were automatically terminated.  Neither our company nor the executives have any rights or obligations thereunder, except for certain limited obligations of the executives relating to intellectual property ownership and confidential information, and except that breach by us of certain obligations under the Termination Agreements can, if not timely cured, trigger reinstatement of the change of control agreements.  The Termination Agreements contain non-solicitation and non-disparagement provisions as well as mutual releases.  The parties’ rights and obligations under indemnification agreements previously entered into with the executives remain unaffected by the Termination Agreements.

Director Compensation

 Each of our directors is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors (other than the special committee) annual cash compensation, paid quarterly in arrears, of $15,000 plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who shall not be entitled to separate compensation as a committee chair).    In March 2009, the Compensation Committee approved a cash-conserving measure that stipulates that 35% of the quarterly cash compensation would be paid in cash and the balance would be paid in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter. Effective June 2010, the policy was modified to increase the portion payable in shares from 35% to 100%.

In addition, the three members of the special committee of the Board of Directors are entitled to compensation in connection with a fundamental transaction such as the proposed merger with Pathfinder or in connection with a liquidation of our company in the following amounts: $20,000 for the chairman and $15,000 for each committee member, payable upon consummation of a fundamental transaction or stockholder approval of a liquidation.  If the transaction involves consideration to our company or our stockholders in a form other than primarily cash, such compensation shall be payable $7,000 in cash and the balance in the form of 260,000 shares of common stock for the chairman and for the other committee members, $5,000 in cash and the balance in the form of 200,000 shares of common stock.

We reimburse all directors, including employee directors, for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

The following table sets forth certain information with respect to total compensation earned by all members of the Board of Directors during the year ended December 31, 2010, other than Mr. Hickey and Dr. Franklin whose compensation is disclosed in the Summary Compensation Table above.

Director Compensation for 2010

Name	Fee Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)	Total ($)

David G.P. Allan	1,750	18,250	20,000

Barry R. Frankel	1,750	18,250	20,000

Joerg Gruber	1,313	13,687	15,000

Walter R. Maupay, Jr.	1,750	18,250	20,000
_________________________

(1)
In accordance with a cash-conserving measure approved by the Compensation Committee in March 2009, 35% of the quarterly cash compensation is paid in cash and the balance is paid in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter. This policy was modified in June 2010 so that for the remaining quarters for the year ended December 31, 2010, the Company paid 100% of the quarterly cash compensation in shares of Common Stock based on the fair market value as of the last trading day of the applicable quarter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of March 31, 2011.  The address of the officers and directors named in the following table is c/o SyntheMed, Inc., 200 Middlesex Essex Turnpike, Suite 210, Iselin, New Jersey 08830.

Name	Shares of Common
of Beneficial Owner	Stock Beneficially	Percent
or Number in Group	Owned (1)	of Class

Joerg Gruber	6,183,571(2)	5.5%

Richard L. Franklin, MD	1,989,748(3)	1.8%

Walter R. Maupay	1,333,809(4)	1.2%

David G. P. Allan	1,254,761(5)	1.1%

Barry R. Frankel	839,961(6)	*

All executive officers and directors
as a group (5 persons)	11,601,850(7)	10.2%

*           Denotes less than one percent.

(1)  Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from March 31, 2011 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)  Includes 195,000 shares issuable upon exercise of options held by Mr. Gruber as well as 823,000 shares and 1,473,000 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director.  Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(3)  Includes 330,000 shares of Common Stock issuable upon exercise of options.

(4)  Includes 530,000 shares of Common Stock issuable upon exercise of options.

(5)  Includes 460,000 shares of Common Stock issuable upon exercise of options.

(6)  Includes 490,000 shares of Common Stock issuable upon exercise of options.

(7)  Includes 3,478,000 shares of Common Stock issuable upon exercise of options and warrants.

Securities Authorized For Issuance Under Equity Compensation Plans

 The following table summarizes, as of December 31, 2010, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options, warrants and rights	warrants and rights	future issuance
Equity compensation plans
approved by security holders	3,964,000	$0.62	678,000
Equity compensation plans not
approved by security holders	6,174,000	$0.34	150,000

Total	10,138,000	$0.45	828,000

80,000 fully vested options have been granted to two individuals under our 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.36 to $0.80 per share and with termination dates ranging from April 22, 2012 to February 16, 2017.  None of these options were granted to our directors or officers.

5,893,000 options have been granted to fourteen individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.08 to $0.80 per share and with termination dates ranging from February, 22, 2011 to June 20, 2020.  Of the total options issued, 5,793,000 were vested at year-end, 50,000 vest upon an IDE submission of a gynecological anti-adhesion product, 50,000 vest upon the PMA submission of a gynecological anti-adhesion product. Of these, we granted options to directors and officers as follows:  1,850,000 to Mr. Hickey, 1,163,000 to Dr. Pines, 265,000 to Mr. Allan, 285,000 to Mr. Frankel, 1,125,000 to Dr. Franklin, 65,000 to Mr. Gruber and 325,000 to Mr. Maupay.

3,964,000 options have been granted to eleven individuals under our 2006 Stock Option Plan at exercise prices ranging from $0.10 to $1.16 per share and with termination dates ranging from February 22, 2011 to February 28, 2020.  Of the total options issued, 3,864,000 were vested at year-end and 100,000 vest upon the achievement of certain performance criteria.  Of these, we granted options to directors and officers as follows:  1,173,000 to Mr. Hickey, 738,000 to Dr. Pines, 195,000 to Mr. Allan, 205,000 to Mr. Frankel, 205,000 to Dr. Franklin, 130,000 to Mr. Gruber and 205,000 to Mr. Maupay.

200,000 options have been granted to one individual pursuant to other agreements at exercise prices ranging from $0.40 to $0.60 per share and have a termination date of October 1, 2018.  All 200,000 were vested at year-end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Proposed Pathfinder Merger

On December 22, 2010, we entered into a merger agreement with Pathfinder pursuant to which a wholly-owned subsidiary of our company will merge with and into Pathfinder, with Pathfinder continuing as a wholly-owned subsidiary of our Company. Pathfinder is a privately held company focused on the development of novel cell-based therapies for regenerative medicine.  If the merger is completed, the merged company will be focused primarily on the development and commercialization of Pathfinder’s technology and our company’s management and board of directors will be comprised of individuals designated by Pathfinder. The strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of SyntheMed and maintaining the business of SyntheMed on a limited basis without significant further development or investment in SyntheMed’s assets pending any such transaction.  At the effective time of the merger, each outstanding membership interest of Pathfinder will convert into the right to receive a number of shares of SyntheMed common stock equal to four times the number of shares of SyntheMed common stock outstanding immediately prior to the merger divided by the number of Pathfinder membership interests then outstanding.  SyntheMed stockholders will continue to own their existing shares of SyntheMed common stock.  SyntheMed will assume outstanding and unexercised options to purchase Pathfinder membership interests, and such options are expected to convert into options to purchase SyntheMed common stock, adjusted to reflect the exchange ratio.  Immediately upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined company, with SyntheMed stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.

Our board of directors, based in part on the unanimous recommendation of a special committee comprised solely of disinterested directors, has approved the merger agreement, as well as subsequent amendments in February and April 2011, and determined that it is advisable to enter into the merger.  Consummation of the merger is subject to a number of conditions including approval of the merger by our stockholders.  Dr. Franklin, a director of our company and our sole executive officer, is the sole executive officer, manager and a co-founder of Pathfinder, and is expected to become the CEO and President of the combined company upon the merger.  In addition, Mr. Joerg Gruber, a director of SyntheMed, is a co-founder of Pathfinder and is expected to become Chairman of the combined company upon the merger.  Mr. John Benson, our controller, is expected to become Chief Financial Officer of the combined company upon the merger.  We have filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to a planned special meeting of stockholders to consider and vote upon the merger as well as other proposals.  Please see the proxy statement for more detailed information regarding the merger agreement and proposed merger.

Pathfinder Credit and Security Agreement

In September 2010, in anticipation of the proposed merger with Pathfinder, we entered into a credit and security agreement with Pathfinder pursuant to which Pathfinder agreed to fund certain amounts requested by us and approved by Pathfinder, subject to a minimum funding commitment to cover our payroll obligations.  As subsequently amended, we are entitled to request drawdowns under the credit agreement through May 31, 2011.  As of April 15, 2011, Pathfinder had loaned us approximately $825,000 in aggregate principal amount under the credit and security agreement.  All loans under the credit and security agreement bear interest at 6% per annum and become due and payable on demand on the first anniversary of such loan or the earlier to occur of a change of control of our company. The loans are secured by a lien in favor of Pathfinder against substantially all of our assets.  Pursuant to the terms of the merger agreement with Pathfinder, all loans under the credit and security agreement will be canceled upon consummation of the merger.

 2009 Private Placement

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

Director Independence

Each of our directors, other than Mr. Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by EisnerAmper LLP (formerly known as Eisner LLP) for 2010 and 2009:

	2010	2009
Audit Fees	$77,100	$76,300
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this report:

2.1	Amendment dated April 14, 2011 to Agreement and Plan of Merger, by and among SyntheMed, Inc., SYMD Acquisition Sub, Inc., and Pathfinder, LLC.

10.1	Amendment dated April 14, 2011 to Revolving Credit andSecurity Agreement between Registrant and Pathfinder, LLC.

31.1	Certification of Principal Executive Officer and Principal financial Officer Pursuant to Exchange Act Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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