Form 10-Q
period 2011-03-31
SyntheMed, Inc.
filed 2011-05-16
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Common Stock, $.001 Par Value – 110,527,370 shares outstanding at March 31, 2011

SYNTHEMED, INC.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month periods ended March 31, 2011 and 2010	3

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

	Condensed Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2011 and 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

	Signature	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Product sales	$39	$131
Revenue	39	131

Cost of goods sold	7	27

Gross profit	32	104

Operating expenses:
Research and development	69	237
General and administrative	302	484
Sales and marketing	72	205
Operating expenses	443	926

Loss from operations before other income / (expense)	(411)	(822)

Other income/(expense):
Interest income	-	1
Interest expense	(10)	(1)
Other income/(expense)	(10)	(0)

Loss before income tax benefit	(421)	(822)
Income tax benefit	-	433

Net loss	$(421)	$(389)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	110,250	109,043

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$10
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	28	9
Inventory, net	82	73
Prepaid expenses and deposits	72	49
Total current assets	182	141

Machinery, equipment and software, less accumulated depreciation	3	4
TOTAL	$185	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable	$150	$33
Accrued expenses	636	623
Insurance note payable	28	7
Note payable - Pathfinder, LLC	740	455
Total current liabilities	1,554	1,118

Commitments and other matters (Note P)

Stockholders' equity (capital deficit):
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 110,527 and 110,181 at March 31, 2011 and December 31, 2010, respectively	110	110
Additional paid-in capital	62,293	62,268
Accumulated deficit	(63,772)	(63,351)
Total stockholders' equity (capital deficit)	(1,369)	(973)
TOTAL	$185	$145

See accompanying notes to financial statements.

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(421)	$(389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	4
Stock based compensation relating to options	-	160
Shares issued for director services	25	16
Changes in operating assets and liabilities:
Increase in accounts receivable	(19)	(47)
(Increase) decrease in Inventory	(9)	29
Decrease in prepaid expenses	5	14
Increase (decrease) in accounts payable	117	(1)
Increase (decrease) in accrued expenses	13	(23)
Net cash used in operating activities	(288)	(237)
Cash flows from financing activities:
Payments of insurance note payable	(7)	(13)
Proceeds from note payable - Pathfinder	285	-
Net cash provided by (used in) financing activities	278	(13)

Net decrease in cash and cash equivalents	(10)	(250)
Cash and cash equivalents at beginning of period	10	963
Cash and cash equivalents at end of period	$-	$713

Supplementary disclosure of non-cash operating activities:
Financing of insurance premiums through notes payable	$28	$124

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

On December 22, 2010, the Company entered into an agreement and plan of merger with Pathfinder, LLC (“Pathfinder”), a regenerative medicine company, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Pathfinder, with Pathfinder continuing as a wholly-owned subsidiary of the Company.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined Company, with the Company’s stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approval by the stockholders of the Company.

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

As of March 31, 2011, the Company has no cash and does not anticipate having sufficient revenue from operations to meet the Company’s anticipated cash requirements through 2011, based on management’s present plan of operation. Insufficient funds have required the Company to limit its operations.  The Company has suspended substantially all of its research and development programs and has eliminated its US-based sales personnel and terminated the employment of two of its former executive officers.   The Company relies on borrowings from Pathfinder under a credit and security agreement entered into with Pathfinder in September 2010 (as subsequently amended, the “Credit Agreement”) to fund shortfalls in its operating requirements. As of March 31, 2011, the Company had borrowed $740,000 under the Credit Agreement, and an additional $226,000 since that date and through April 30, 2011.  No assurance can be given that additional financing through the Credit Agreement or otherwise will be available as and when needed.  Subject to limited exceptions, all borrowings under the Credit Agreement are at the discretion of Pathfinder and the funding period, which is scheduled to expire on May 31, 2011, is subject to early termination at the discretion of Pathfinder.  Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and the Company’s borrowings thereunder, see Notes G and P of Notes to Condensed Financial Statements. In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

These condensed financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The report of the Company’s independent registered public accounting firm contained in its 2010 Annual Report on Form 10-K also contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $5,000 and $5,000, respectively.

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

	March 31,	December 31,
	2011	2010
Raw materials	$61,000	$86,000
Work in process	40,000	-
Finished goods	5,000	11,000
	106,000	97,000
Slow moving and obsolete inventories	(24,000)	(24,000)
	$82,000	$73,000

The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At March 31, 2011, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At March 31, 2011, there were 678,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Three Months Ended March 31,
2010
Weighted average fair value at date of grant for options granted during the period	$0.11
Risk-free interest rates	1.48%-1.6%

Expected option life in years	10
Expected forfeiture rate	0%
Actual vesting terms in years	1
Expected stock price volatility	107.8% - 108.3%
Expected dividend yield	-0-

The following summarizes the activities of the Company’s stock options for the three months ended March 31, 2011 (shares in thousands):

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2011	10,138		$0.45	3.2 Years
Granted	-		-
Exercised	(233	) *	0.12
Canceled, expired or forfeited	(1,855)		0.22
Outstanding at March 31, 2011	8,050		$0.52	2.7 Years	$0
Vested and expected to vest after March 31, 2011 (A)	7,900		$0.52	2.7 Years	$0

(A)
Options expected to vest, for options with vesting conditions based on performance or market condition, are based on management’s estimate of the probability of their vesting at the end of the reporting period.

*	Includes 233,000 options which were exercised using a cashless feature that resulted in a net issuance of 69,000 shares of common stock.

As of March 31, 2011, all stock compensation related to unvested awards (net of estimated forfeitures) has been recognized.

The Company granted 1,056,000 options during the three months ended March 31, 2010. Of such options, 346,000 vested immediately and 610,000 were forfeited during 2010. The remaining 100,000 options remain outstanding and unvested and are awaiting compensation committee determination on the achievement of their performance vesting condition. The Company has recorded a charge of $10,000 and $47,000 in research and development and general and administrative expense, respectively, for the fair value of the options granted during the three months ended March 31, 2010. There were no options granted during the three months ended March 31, 2011.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At March 31, 2011, the Company had 200,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price range of $0.11 to $0.80.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $.14 per share. The Company recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended during the three months ended March 31, 2010.

F)	Insurance Note Payable

In March 2011, the Company entered into a short term financing agreement for product liability insurance premiums totaling $28,000, payable in monthly installments including interest of $3,200. The monthly installments are due through December 2011 and carry an interest rate of 3.65% per annum.

G)	Note Payable – Pathfinder, LLC

Under the Credit Agreement, Pathfinder agreed to make revolving loans to the Company from time to time until May 31, 2011, or such earlier date as Pathfinder shall determine, in its sole and absolute discretion, upon at least five business days’ prior written notice to the Company, in amounts requested by the Company and approved by Pathfinder; provided that Pathfinder agreed to fund a minimum amount equal to the Company’s wage and payroll tax obligations for so long as the funding commitment remains in effect. Borrowings under the Credit Agreement, which are to be evidenced by a note issued at the time of each borrowing, bear interest at 6% per annum, and become due and payable on demand on the first anniversary of such borrowing or the earlier to occur of a change of control of the Company, as defined in the Credit Agreement.  Upon the occurrence of an event of default, the interest rate on outstanding principal amounts increases to 10% per annum.  The Company’s obligations under the Credit Agreement and notes issued thereunder are secured by a lien in favor of Pathfinder on substantially all of the Company’s assets.   Subject to limited exceptions, expenditures from proceeds of any borrowings under the Credit Agreement are subject to prior approval by Pathfinder. Two of the Company’s directors are directors and founding principals of Pathfinder, and one of such directors of the Company, the chairman of the board of directors, is the principal executive officer of Pathfinder.

H)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which, at March 31, 2011 and 2010, excludes 28,589,000 and 35,598,000, respectively, potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Common Stock

During the quarter ended March 31, 2011, the Company issued an aggregate of 278,000 shares of common stock, representing 100% of the $25,000 in fees due to the Company’s directors for their service during the quarter.  The shares were valued at fair market value on the date of grant, the last trading day of the quarter, as reflected in the closing price on that day.

J)	Newly Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-017, Revenue Recognition – Milestone Method, (“ASU 2010-017”). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

K)	Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10, Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011 and December 31, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses. This is reflected as income tax benefits in the accompanying Statement of Operations.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

L)	Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.

M)	Retirement Plan

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the three months ended March 31, 2011 and 2010, the Company made matching contributions to the plan in the amount of $1,000 and $9,000, respectively.

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

As of December 22, 2010, the Company amended the shareholder rights plan to exclude the pending merger transaction between Pathfinder and the Company from triggering a distribution of rights under the plan and to accelerate the expiration date of the plan to immediately prior to the Merger.

O)	Nature of Business

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s revenues and long-lived assets for the three months ended March 31, 2011 and 2010, respectively (in thousands):

Geographic Information

	March 31,
	2011	2010
Revenues
United States	$28	$63
Saudi Arabia	-	15
Italy	-	14
Czech Republic	5	5
Turkey	-	7
Brazil	-	17
Other countries	6	10

	$39	$131

All of the Company’s Long-Lived Assets are located in the United States of America.

P)	Commitments and Other Matters

[1]	Merger Agreement:

          On December 22, 2010, the Company entered into an agreement and plan of merger with Pathfinder, and SYMD Acquisition Sub, Inc., a Massachusetts corporation and wholly-owned subsidiary of SyntheMed (“merger sub”), pursuant to which, merger sub will be merged with and into Pathfinder, with Pathfinder surviving the merger as a wholly-owned subsidiary of the Company.

        Upon the terms and subject to the conditions set forth in the merger agreement, the Company will issue, and holders of Pathfinder’s membership interests will receive, shares of common stock of the Company, such that upon consummation of the merger, and without giving effect to a planned capital raise to occur immediately after the merger, then current members of Pathfinder are expected to own approximately 80% of the outstanding common stock of the combined company and then current Company stockholders are expected to own approximately 20% of the outstanding common stock of the combined company. The merger agreement has been approved by Pathfinder's sole manager and members and by the Board of Directors of the Company.  The Company's Board approval follows the favorable recommendation by a special committee of independent directors. The merger is intended to qualify as a tax-free transaction under Section 351of the Internal Revenue Code of 1986, as amended, or the Code.

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

[2]   Contingent payments upon consummation of the merger with Pathfinder:

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

[C]   Special committee compensation:

          The three members of the special committee of the Board of Directors are entitled to compensation in connection with a fundamental transaction such as the proposed merger with Pathfinder or in connection with a liquidation of the Company in the following amounts: $20,000 for the chairman and $15,000 for each committee member, payable upon consummation of a fundamental transaction or stockholder approval of a liquidation.  If the transaction involves consideration to the Company or its stockholders in a form other than primarily cash, such compensation shall be payable $7,000 in cash and the balance in the form of 260,000 shares of common stock for the chairman and for the other committee members, $5,000 in cash and the balance in the form of 200,000 shares of common stock.

[3]   Yissum Agreement

 Under an agreement entered into in June 1991 with Yissum Research Development Company of the Hebrew University of Jerusalem, (as amended, the “Yissum Agreement”), the Company is obligated to pay a 5% royalty on net sales, or, if its net sales do not reach $1,000,000 in fiscal 2011, an annual minimum royalty of $250,000. At March 31, 2011, the Company has recorded a charge of $63,000 for the pro-rata share of its annual minimum royalty obligation under the Yissum Agreement. At March 31, 2011 and December 31, 2010, the Company has included an accrual of approximately $467,000 and $403,000, respectively, for unpaid minimum royalties, and such amounts are included in Accrued Expenses in the accompanying condensed balance sheet.

Q)	Subsequent Events

Effective April 14, 2011, the Company amended the agreement and plan of merger with Pathfinder to extend from April 30, 2011 to May 31, 2011 the outside date by which the merger must occur, after which a non-breaching party shall have the right to terminate the agreement for any reason or no reason. The amendment also corrects certain tax code references. (See Note P [1] of Notes to Condensed Financial Statements.)

Effective April 14, 2011, the Company amended the Credit Agreement to extend to May 31, 2011 the period of time during which the Company is entitled to request drawdowns under that agreement. Subsequent to March 31, 2011, the Company borrowed an additional $226,000 in aggregate principal amount since that date through April 30, 2011 under the Credit Agreement. (See Note G of Notes to Condensed Financial Statements.)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in the proposed merger with Pathfinder or alternative strategic transaction and (iii) delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In September 2010, in anticipation of entering into a definitive merger agreement, we entered into the Credit Agreement with Pathfinder pursuant to which Pathfinder has been funding shortfalls in our operating requirements.  As of April 30, 2011, we had borrowed approximately $966,000 principal amount from Pathfinder under the Credit Agreement.

We have been forced to reduce expenditures due to lack of cash resources.  Effective November 30, 2010, we entered into agreements terminating the employment of Mr. Robert Hickey, our then President, CEO and CFO, and Dr. Eli Pines, our then Vice President and Chief Scientific Officer. While the termination arrangements contemplated that these individuals would continue through January 31, 2011 or earlier completion of the Pathfinder merger in the same capacity as part-time consultants, they have each elected to terminate their relationship with our company effective early January 2011.  As a result of the departure of these two individuals, our sole executive officer is our Executive Chairman, Dr. Richard Franklin.  Dr. Franklin is also President and CEO of Pathfinder and he and one of our other directors are co-founders of Pathfinder.  Our lack of cash resources has also forced us to eliminate our US sales personnel and suspend substantially all of our research and development programs.

Results of Operations

Revenue for the three months ended March 31, 2011 was $39,000, compared to $131,000 for the comparable prior year period, a decrease of 70.3% or $92,000. The decrease in revenue is primarily attributable to the elimination of our US sales personnel and reduced orders from international distributors.

During the three month period ended March 31, 2011, revenue in the United States was $28,000, which represented 70.9% of total revenue for the period. For more detail on geographic breakdown, see Note O of Notes to Condensed Financial Statements.

Cost of goods sold was $7,000 for the three months ended March 31, 2011, compared to $27,000 for the comparable prior year period, representing a decrease of 75.1% or $20,000. The decrease in cost of goods sold is mainly attributable to the lower current year sales. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $69,000 for the three months ended March 31, 2011, compared to $237,000 for the comparable prior year period, a decrease of 70.8% or $168,000. The decrease is primarily attributable to reductions of $146,000 in compensation related expense, lower consulting expense of $10,000 and lower new product development costs of $13,000.

General and administrative expenses totaled $302,000 for the three months ended March 31, 2011, compared to $484,000 for the comparable prior year period, a decrease of 37.7% or $182,000. The decrease is primarily attributable to decreases in stock-based compensation of $137,000, reductions in compensation related expense of $102,000, lower consulting expense of $24,000, partially offset by increased professional fees of $95,000 incurred in connection with the proposed Pathfinder merger.

We incurred sales and marketing expenses of $72,000 for the three months ended March 31, 2011, compared to $205,000 for the comparable prior year period, a decrease of 64.6% or $133,000.  The decrease is primarily attributable to the elimination of our US sales personnel which resulted in reductions to compensation-related expenses of $25,000, reduced consulting expenses of $54,000 and lower sales commissions of $12,000.

We recorded an income tax benefit of $433,000 for the three months ended March 31, 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2011.

Our net loss was $421,000 for the three months ended March 31, 2011, compared to $389,000 for the comparable prior year period, an increase of 8.1% or $32,000. The increase is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2011, we had no cash, compared to $713,000 at March 31, 2010.

At March 31, 2011, we had negative working capital of $1,372,000, compared to positive working capital of $607,000 at March 31, 2010.

Net cash used in operating activities was $288,000 for the three months ended March 31, 2011, compared to $237,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $421,000, increases totaling $28,000 in accounts receivable and inventory, partially offset by decreases totaling $131,000 in accounts payable and accrued expenses, a decrease of $5,000 in prepaid expenses and the impact of $25,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $389,000, decreases totaling $24,000 in accounts payable and accrued expenses and an increase of $47,000 in accounts receivable, partially offset by decreases totaling $43,000 in inventory and prepaid expenses and the impact of $180,000 in non-cash charges, primarily for stock-based compensation and depreciation expenses.

Net cash provided by financing activities for the three months ended March 31, 2011 was $278,000, compared to net cash used in financing activities of $13,000 for the prior year period. The current year amount was comprised of $7,000 in payments of an insurance note payable for the financing of our directors and officers insurance premiums offset by the net proceeds from a short term note payable to Pathfinder of $285,000 under the Credit Agreement; the prior year amount was comprised of $13,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums. (See Note F, G and P of Notes to Condensed Financial Statements.)

We do not anticipate having sufficient revenue from operations to fund planned expenditures. Insufficient funds have required us to limit our operations.  We have suspended substantially all of our research and development programs and have eliminated our US-based sales personnel and terminated the employment of two of our former executive officers.   We rely on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in our operating requirements. As of March 31, 2011, we had borrowed $740,000 under the Credit Agreement, and an additional $226,000 since that date and through April 30, 2011.  No assurance can be given that additional financing through the Credit Agreement or alternate financing transactions will be available as and when needed.  Subject to limited exceptions, all borrowings under the Credit Agreement are at the discretion of Pathfinder and the funding period, which is scheduled to expire on May 31, 2011, is subject to early termination at the discretion of Pathfinder.  Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and our borrowings thereunder, see Note G of Notes to Condensed Financial Statements. In the absence of additional cash infusion, we will be unable to continue as a going concern. If the financing from Pathfinder is not made available, we would not be able to pay our liabilities, may lose the rights to our core intellectual property and will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve. The report of our independent registered public accounting firm contained in our 2010  Annual Report on Form 10-K, contains an explanatory paragraph referring to a substantial doubt concerning our ability to continue as a going concern.

At March 31, 2011, we had an employment agreement with one individual that will expire in September 2011. Pursuant to this agreement, our commitment regarding cash severance benefits aggregates $33,000 at March 31, 2011. For a discussion of certain other commitments, including commitments contingent on the proposed merger with Pathfinder and/or raising additional capital, see Note P of Notes to Condensed Financial Statements.

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Executive Chairman, who is our principal executive and principal financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our directors are entitled to cash compensation for their service as directors, payable quarterly. In accordance with cash conserving measures adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid in shares, effective March 31, 2011 we granted an aggregate of 278,000 shares of common stock to our directors in full satisfaction of $25,000 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the first quarter of 2011.  The shares were valued at fair market value on March 31, 2011, the last trading day of the quarter, as reflected in the closing price on that day.  The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

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
Dated: May 15, 2011