Form 10-Q
period 2011-06-30
SyntheMed, Inc.
filed 2011-08-15
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:  0-20580

SYNTHEMED, INC.
(Exact  name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Copper Hill Park Ringwood, NJ	07456
(Address of principal executive offices)	(Zip Code)

200 Middlesex Essex Turnpike, Suite 210
Iselin, New Jersey 08830
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

Common Stock, $.001 Par Value – 110,839,870 shares outstanding at June 30, 2011

SYNTHEMED, INC.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2011 and 2010	3

	Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

	Condensed Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2011 and 2010	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

	Signature	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHEMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Product sales	$109	$134	$148	$265
Revenue	109	134	148	265

Cost of goods sold	37	31	44	58

Gross profit	72	103	104	207

Operating expenses:
Research and development	57	247	126	484
General and administrative	219	268	521	752
Sales and marketing	71	187	143	392
Operating expenses	347	702	790	1,628

Loss from operations before other income / (expense)	(275)	(599)	(686)	(1,421)

Other income/(expense):
Interest income	-	1	-	2
Interest expense	(15)	(2)	(25)	(3)
Other income/(expense)	(15)	(1)	(25)	(1)

Loss before income tax benefit	(290)	(600)	(711)	(1,422)
Income tax benefit	-	-	-	433

Net loss	$(290)	$(600)	$(711)	$(989)

Net loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	110,531	109,206	110,391	109,125

See Notes to Condensed Financial Statements

SYNTHEMED, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$54	$10
Accounts receivable, net of allowance for doubtful accounts of $5 and $5, respectively	108	9
Inventory, net	80	73
Prepaid expenses and deposits	32	49
Total current assets	274	141
Machinery, equipment and software, less accumulated depreciation	2	4
TOTAL	$276	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable	$175	$33
Accrued expenses	633	623
Insurance note payable	19	7
Note payable - Pathfinder, LLC	1,083	455
Total current liabilities	1,910	1,118

Commitments and other matters (Note P)

Stockholders' equity (capital deficit):
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 150,000 issued and outstanding - 110,840 and 110,181 at June 30, 2011 and December 31, 2010, respectively	111	110
Additional paid-in capital	62,317	62,268
Accumulated deficit	(64,062)	(63,351)
Total stockholders' equity (capital deficit)	(1,634)	(973)
TOTAL	$276	$145

See accompanying notes to financial statements.

SYNTHEMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(711)	$(989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	7
Stock based compensation relating to options	-	190
Shares issued for director services	50	40
Changes in operating assets and liabilities:
Increase in accounts receivable	(99)	(47)
(Increase) decrease in inventory	(7)	49
Decrease in prepaid expenses	45	59
Increase (decrease) in accounts payable	142	(18)
Increase in accrued expenses	10	49
Net cash used in operating activities	(568)	(660)

Cash flows from financing activities:
Payments of insurance note payable	(16)	(50)
Proceeds from note payable - Pathfinder	628	-
Net cash provided by (used in) financing activities	612	(50)

Net increase (decrease) in cash and cash equivalents	44	(710)
Cash and cash equivalents at beginning of period	10	963
Cash and cash equivalents at end of period	$54	$253

Supplementary disclosure of non-cash operating activities:
Financing of insurance premiums through notes payable	$28	$124

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Going Concern

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

On December 22, 2010, the Company entered into an agreement and plan of merger with Pathfinder, LLC (“Pathfinder”), a regenerative medicine company, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Pathfinder, with Pathfinder continuing as a wholly-owned subsidiary of the Company.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined Company, with the Company’s stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approval by the stockholders of the Company. The members of Pathfinder have approved the merger and a special meeting of SyntheMed’s stockholders relating to the merger is scheduled to be held on August 25, 2011.  On July 26, 2011, the Company filed a definitive proxy statement with the Securities and Exchange Commission relating to the special meeting.

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

As of June 30, 2011, the Company does not anticipate having sufficient revenue from operations to meet the Company’s anticipated cash requirements through 2011, based on management’s present plan of operation. Insufficient funds have required the Company to limit its operations.  The Company has suspended substantially all of its research and development programs and has eliminated its US-based sales personnel and terminated the employment of two of its former executive officers.   The Company relies on borrowings from Pathfinder under a credit and security agreement entered into with Pathfinder in September 2010 (as subsequently amended, the “Credit Agreement”) to fund shortfalls in its operating requirements. As of June 30, 2011, the Company had borrowed $1,083,000 under the Credit Agreement, and an additional $221,000 since that date and through August 5, 2011.  No assurance can be given that additional financing through the Credit Agreement or otherwise will be available as and when needed.  The funding period under the Credit Agreement expired on July 31, 2011. As such, any additional borrowings under the Credit Agreement subsequent to that date are subject to Pathfinder’s willingness, at its sole discretion, to continue funding the Company. Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and the Company’s borrowings thereunder, see Notes G and P of Notes to Condensed Financial Statements. In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

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

Accounts receivable are stated at estimated net realizable value. Management evaluates the need for an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due and reduces the net recognized receivable to the amount that we believe will be collected. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates and economic trends. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $5,000 and $5,000, respectively.

D)	Inventory

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimate the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for on-hand finished goods inventory which is within six months of the expiration date. Inventory consists of the following:

	June 30, 2011	December 31, 2010
Raw materials	$52,000	$86,000
Finished goods	48,000	11,000
	100,000	97,000
Slow moving and obsolete inventories	(20,000)	(24,000)
	$80,000	$73,000

             The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

E)	Stock Based Compensation Plans

At June 30, 2011, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 5,000,000 shares of common stock. At June 30, 2011, there were 678,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

           The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30, 2010
Weighted average fair value at date of grant for options granted during the period	$0.11
Risk-free interest rates	3.35	%-
	3.70%
Expected option life in years	10
Expected forfeiture rate	0%
Actual vesting terms in years	1
Expected stock price volatility	107.2	%-
	108.3%
Expected dividend yield	0

The following summarizes the activities of the Company’s stock options for the six months ended June 30, 2011 (shares in thousands):

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2011	10,138		$0.45	3.2 Years
Granted	-		-
Exercised	(233	) *	0.12
Canceled, expired or forfeited	(3,115)		0.31
Outstanding at June 30, 2011	6,790		$0.53	3.0 Years	$0

Vested and expected to vest after June 30, 2011 (A)	6,640		$0.53	2.9 Years	$0

(A)
Options expected to vest, for options with vesting conditions based on performance or market     condition, are based on management’s estimate of the probability of their vesting at the end of the reporting period.

*	These options were exercised using a cashless feature that resulted in a net issuance of 69,000 shares of common stock.

As of June 30, 2011, all stock compensation related to outstanding awards (other than options with vesting condition) has been recognized.

The Company granted 1,061,000 options during the six months ended June 30, 2010. Of such options, 351,000 vested immediately and 710,000 vest upon the achievement of certain performance criteria during 2010. The Company has recorded a charge of $9,000 and $17,000 in research and development and general and administrative expense, respectively, for the fair value of the options granted for the six months ended June 30, 2010. There were no options granted during the six months ended June 30, 2011.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At June 30, 2011, the Company had 200,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price range of $0.11 to $0.80.

In March 2010, the Board of Directors extended to December 31, 2010 the expiration date of the following stock options that were scheduled to expire on March 21, 2010: Dr. Richard Franklin, 1,000,000 options; Mr. Robert Hickey, 500,000 options; and Dr. Eli Pines, 233,333 options. At the same time, the exercise price for each of these stock options was increased from $0.12 per share to $.14 per share. The Company recorded a charge of $14,000 and $91,000 in research and development and general and administrative expense, respectively, for the fair value of the options extended during the six months ended June 30, 2010.

F)	Insurance Note Payable

In March 2011, the Company entered into a short term financing agreement for product liability insurance premiums totaling $28,000, payable in monthly installments including interest of $3,200. The monthly installments are due through December 2011 and carry an interest rate of 3.65% per annum.

G)	Note Payable – Pathfinder, LLC

        Under the Credit Agreement, Pathfinder agreed to make revolving loans to the Company from time to time until July 31, 2011, or such earlier date as Pathfinder shall determine, in its sole and absolute discretion, upon at least five business days’ prior written notice to the Company, in amounts requested by the Company and approved by Pathfinder; provided that Pathfinder agreed to fund a minimum amount equal to the Company’s wage and payroll tax obligations for so long as the funding commitment remains in effect. Borrowings under the Credit Agreement, which are to be evidenced by a note issued at the time of each borrowing, bear interest at 6% per annum, and become due and payable on demand on the first anniversary of such borrowing or the earlier to occur of a change of control of the Company, as defined in the Credit Agreement.  Upon the occurrence of an event of default, the interest rate on outstanding principal amounts increases to 10% per annum.  The Company’s obligations under the Credit Agreement and notes issued thereunder are secured by a lien in favor of Pathfinder on substantially all of the Company’s assets. Due to the July 31, 2011 expiration of the funding period, any borrowings under the Credit Agreement subsequent to that date are subject to Pathfinder’s willingness, at its sole discretion, to continue funding the Company. Subject to limited exceptions, expenditures from proceeds of any borrowings under the Credit Agreement are subject to prior approval by Pathfinder. Two of the Company’s directors are directors and founding principals of Pathfinder, and one of such directors of the Company, the chairman of the board of directors, is the principal executive officer of Pathfinder.

H)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding during each period, which, at June 30, 2011 and 2010, excludes 27,329,000 and 33,591,000, respectively, potential common shares issuable upon the exercise of outstanding options and warrants since their inclusion would have been be anti-dilutive.

I)	Common Stock

During the quarters ended June 30, 2011 and March 31, 2011, the Company issued an aggregate of 312,500 and 278,000 shares of common stock, representing 100% of the $25,000 in fees due to the Company’s directors for their service during each quarter.  The shares for each quarter were valued at fair market value on the date of grant, the last trading day of the respective quarter, as reflected in the closing price on that day.

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

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10, Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2011 and December 31, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

On January 14, 2010, the Company received proceeds of $433,000 from the sale of certain New Jersey state tax losses. This is reflected as income tax benefits in the accompanying Statement of Operations.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In March 2007, the Company adopted a defined contribution retirement plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the six months ended June 30, 2011 and 2010, the Company made matching contributions to the plan in the amount of $3,000 and $13,000, respectively.

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

Commencing in the quarter ended June 30, 2009, the Company began selling REPEL-CV in the United States. The following table summarizes the Company’s revenues for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Revenues		Revenues
United States	$8	$59	$36	$122
Brazil	33	45	33	61
Saudi Arabia	-	-	-	15
Italy	-	-	-	14
Czech Republic	-	5	5	10
Hong Kong	54	2	54	7
Russia	10	3	11	4
Other countries	4	20	9	32
	$109	$134	$148	$265

All of the Company’s Long-Lived Assets are located in the United States of America.

P)	Commitments and Other Matters

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

            Pursuant to the Termination Agreements, upon consummation of the merger with Pathfinder the Company has agreed to grant to each of Mr. Hickey and Dr. Pines (i) a lump sum cash payment equal to three months’ base salary (the “Cash Amount”), provided that such amount shall not become payable unless and until the Company or Pathfinder shall have raised a minimum of $3 million in gross cash proceeds since September 1, 2010 and (ii) non-qualified stock options to purchase a number of shares of the Company’s common stock as is equal to the quotient obtained by dividing the Cash Amount by the closing price of our common stock on the trading day immediately preceding consummation of the merger (the “Closing Price”). The stock options shall be vested and exercisable in full immediately upon grant, shall have an exercise price equal to fair market value on the date of grant (as reflected by the Closing Price) and shall have a term of three years.  In addition, neither the shares acquired pursuant to exercise of the stock options nor interests therein may be sold, transferred or otherwise disposed of during the two years following consummation of the merger without the Company’s prior written consent.  In addition, through February 28, 2011 the Company agreed to fund the costs of participation in the Company’s group health insurance plans for each of such executives and their spouses, as well as contributions on behalf of such executives to the Company’s 401(k) plan, to the extent permitted by law.

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

[C]   Special committee compensation:

          The three members of the special committee of the Board of Directors are entitled to compensation in connection with a fundamental transaction such as the proposed merger with Pathfinder or in connection with a liquidation of the Company in the following amounts: $20,000 for the chairman and $15,000 for each committee member, payable upon consummation of a fundamental transaction or stockholder approval of a liquidation.  If the transaction involves consideration to the Company or its stockholders in a form other than primarily cash, such compensation shall be payable $7,000 in cash and the balance in the form of 260,000 shares of common stock for the chairman and, for the other committee members, $5,000 in cash and the balance in the form of 200,000 shares of common stock.

[3]   Yissum Agreement

 Under an agreement entered into in June 1991 with Yissum Research Development Company of the Hebrew University of Jerusalem, (as amended, the “Yissum Agreement”), the Company is obligated to pay a 5% royalty on net sales, or, if its net sales do not reach $1,000,000 in fiscal 2011, an annual minimum royalty of $250,000. At June 30, 2011, the Company has recorded a charge of $125,000 for the pro-rata share of its annual minimum royalty obligation under the Yissum Agreement. At June 30, 2011 and December 31, 2010, the Company has included an accrual of approximately $525,000 and $400,000, respectively, for unpaid minimum royalties, and such amounts are included in Accrued Expenses in the accompanying condensed balance sheet.

Q)	Subsequent Events

Subsequent to June 30, 2011, the Company borrowed an additional $221,000 in aggregate principal amount under the Credit Agreement. (See Note G of Notes to Condensed Financial Statements.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pending or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) potential adverse developments regarding our efforts to obtain and maintain required FDA and other approvals including, without limitation, approval by the FDA of an expanded indication of REPEL-CV to include adult cardiac surgery patients; (ii) potential inability to secure funding as and when needed or to engage in the proposed merger with Pathfinder or an alternative strategic transaction and (iii) delays associated with manufacturing and marketing activities.  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of some of these risks and uncertainties.  Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

General

Proposed Merger with Pathfinder

We have entered into a definitive merger agreement with Pathfinder.  Upon the merger, and without giving effect to a planned capital raise which is expected to occur immediately after the merger, Pathfinder members will hold approximately 80% of the outstanding shares of common stock of the combined company, with SyntheMed stockholders holding approximately 20% of the outstanding shares of common stock of the combined company.  The merger will be treated by SyntheMed as a reverse merger under the purchase method of accounting in accordance with United States generally accepted accounting principles.  For accounting purposes, Pathfinder will be considered to be acquiring SyntheMed in the merger.  Accordingly, the purchase price will be allocated among the fair values of the assets and liabilities of SyntheMed, while the historical results of Pathfinder will be reflected in the results of the combined company.  Consummation of the merger is subject to a number of conditions, including obtaining approvals by the stockholders of SyntheMed and members of Pathfinder.  The members of Pathfinder have approved the merger and a special meeting of SyntheMed’s stockholders relating to the merger is scheduled to be held on August 25, 2011.  On July 26, 2011, we filed a definitive proxy statement with the Securities and Exchange Commission relating to the special meeting.

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

In September 2010, in anticipation of entering into a definitive merger agreement, we entered into the Credit Agreement with Pathfinder pursuant to which Pathfinder has been funding shortfalls in our operating requirements.  The funding period under the Credit Agreement expired on July 31, 2011, and any additional borrowings under the Credit Agreement subsequent to that date are subject to Pathfinder’s willingness, in its sole discretion, to continue funding our company.  As of August 5, 2011, we had borrowed approximately $1,304,000 principal amount from Pathfinder under the Credit Agreement.

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

Results of Operations

Revenue for the three and six months ended June 30, 2011 was $109,000 and $148,000, respectively, compared to $134,000 and $265,000 for the comparable prior year periods, a decrease of 18.7% or $25,000 for the three month period and a decrease of 44.2% or $117,000 for the six month period. The decrease in revenue is primarily attributable to the elimination of our US sales personnel and reduced orders from international distributors.

During the six month period ended June 30, 2011, revenue in the United States was $36,000, which represented 24.2% of total revenue for the period. For more detail on geographic breakdown, see Note O of Notes to Condensed Financial Statements.

Cost of goods sold was $37,000 and $44,000 for the three and six months ended June 30, 2011, respectively, compared to $31,000 and $58,000 for the comparable prior year periods, representing an increase of 20% or $6,000 for the three month period and a decrease of 24.2% or $14,000 for the six month period. The decrease in cost of goods sold is mainly attributable to the lower current year sales offset by higher costs to produce REPEL-CV. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $57,000 and $126,000 for the three and six months ended June 30, 2011, respectively, compared to $247,000 and $484,000 for the comparable prior year periods, a decrease of 77.3% or $190,000 for the three month period and a decrease of 74.1% or $358,000 for the six month period. The decrease for the three month period is primarily attributable to reductions of $124,000 in compensation related expense, lower legal expense of $27,000, reduced new product development costs of $21,000 and lower product liability insurance expense of $9,000. The decrease for the six month period is primarily attributable to reductions of $271,000 in compensation related expense, lower legal expense of $20,000, reduced new product development costs of $35,000, lower product liability insurance expense of $12,000 and lower consulting expenses of $11,000.

General and administrative expenses totaled $219,000 and $521,000 for the three and six months ended June 30, 2011, respectively, compared to $268,000 and $752,000 for the comparable prior year periods, a decrease of 18.1% or $49,000 for the three month period and a decrease of 30.8% or $231,000 for the six month period.  The decrease for the three month period is primarily attributable to reductions in compensation related expense of $100,000, lower consulting expense of $27,000, partially offset by increased professional fees of $73,000 incurred in connection with the proposed Pathfinder merger. The decrease for the six month period is primarily attributable to decreases in stock-based compensation of $147,000, reductions in compensation related expense of $189,000, lower consulting expense of $51,000, partially offset by increased professional fees of $169,000 incurred in connection with the proposed Pathfinder merger.

We incurred sales and marketing expenses of $71,000 and $143,000 for the three and six months ended June 30, 2011, respectively, compared to $187,000 and $392,000 for the comparable prior year periods, a decrease of 62.6% or $116,000 for the three month period and a decrease of 63.7% or $249,000 for the six month period.  The decrease for the three month period is primarily attributable to the elimination of our US sales personnel which resulted in reductions to compensation-related expenses of $27,000, reduced consulting expenses of $42,000, lower sales commissions of $18,000, lower travel expenses of $18,000 and reduced meetings expense of $8,000. The decrease for the six month period is primarily attributable to the elimination of our US sales personnel which resulted in reductions to compensation-related expenses of $54,000, reduced consulting expenses of $94,000, lower sales commissions of $30,000, lower travel expenses of $40,000 and reduced meetings expense of $15,000.

Interest expense totaled $15,000 and $25,000 for the three and six months ended June 30, 2011, respectively, compared to $2,000 and $3,000 for the comparable prior year periods, an increase of 964% or $13,000 for the three month period and an increase of 876.9% or $22,000 for the six month period. The increases are primarily attributable to interest charges related to the short term notes payable to Pathfinder under the Credit Agreement.

We recorded an income tax benefit of $433,000 for the six months ended June 30, 2010. This amount was attributable to the receipt of funds associated with the sale of certain accumulated New Jersey State tax operating losses. There was no comparable amount for 2011.

Our net loss was $290,000 and $711,000 for the three and six months ended June 30, 2011, respectively, compared to $600,000 and $989,000 for the comparable prior year periods, a decrease of 51.8% or $310,000 for the three month period and a decrease of 28.2% or $278,000 for the six month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $54,000, compared to $253,000 at June 30, 2010.

At June 30, 2011, we had negative working capital of $1,636,000, compared to positive working capital of $64,000 at June 30, 2010.

Net cash used in operating activities was $568,000 for the six months ended June 30, 2011, compared to $660,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $711,000, increases totaling $106,000 in accounts receivable and inventory, partially offset by increases totaling $152,000 in accounts payable and accrued expenses, a decrease of $45,000 in prepaid expenses and the impact of $52,000 in non-cash charges, for stock-based compensation and depreciation expenses. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $989,000, a decrease of $18,000 in accounts payable and an increase of $47,000 in accounts receivable, partially offset by decreases totaling $108,000 in inventory and prepaid expenses, an increase in accrued expenses of $49,000 and the impact of $237,000 in non-cash charges, for stock-based compensation and depreciation expenses.

Net cash provided by financing activities for the six months ended June 30, 2011 was $612,000, compared to net cash used in financing activities of $50,000 for the prior year period. The current year amount was comprised of $16,000 in payments of an insurance note payable for the financing of our directors and officers insurance premiums offset by the net proceeds from a short term note payable to Pathfinder of $628,000 under the Credit Agreement; the prior year amount was comprised of $50,000 in payments of an insurance note payable for the financing of our product liability and directors and officers insurance premiums. (See Note F, G and P of Notes to Condensed Financial Statements.)

We do not anticipate having sufficient revenue from operations to fund planned expenditures. Insufficient funds have required us to limit our operations.  We have suspended substantially all of our research and development programs and have eliminated our US-based sales personnel and terminated the employment of two of our former executive officers.   We rely on borrowings from Pathfinder under the Credit Agreement to fund shortfalls in our operating requirements. As of June 30, 2011, we had borrowed $1,083,000 under the Credit Agreement, and an additional $221,000 since that date and through August 5, 2011.  No assurance can be given that additional financing through the Credit Agreement or alternate financing transactions will be available as and when needed.  The funding period under the Credit Agreement expired on July 31, 2011. As such, any additional borrowings under the Credit Agreement subsequent to that date are subject to Pathfinder’s willingness, in its sole discretion, to continue funding our company. Moreover, expenditures from proceeds of any borrowings under the Credit Agreement are generally subject to prior approval by Pathfinder.  For a detailed description of the Credit Agreement and our borrowings thereunder, see Note G of Notes to Condensed Financial Statements. In the absence of additional cash infusion, we will be unable to continue as a going concern. If the financing from Pathfinder is not made available, we would not be able to pay our liabilities, may lose the rights to our core intellectual property and will likely be forced to file for bankruptcy, cease operations or liquidate and dissolve. The report of our independent registered public accounting firm contained in our 2010  Annual Report on Form 10-K, contains an explanatory paragraph referring to a substantial doubt concerning our ability to continue as a going concern.

At June 30, 2011, we had an employment agreement with one individual that will expire in September 2012. Pursuant to this agreement, our commitment regarding cash severance benefits aggregates $33,000 at June 30, 2011. For a discussion of certain other commitments, including commitments contingent on the proposed merger with Pathfinder and/or raising additional capital, see Note P of Notes to Condensed Financial Statements.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our directors are entitled to cash compensation for their service as directors, payable quarterly. In accordance with cash conserving measures adopted by our Board of Directors that stipulates that such quarterly cash compensation would be paid in shares, effective June 30, 2011 we granted an aggregate of 312,500 shares of common stock to our directors in full satisfaction of $25,000 in aggregate board fees otherwise payable at that time in cash to such directors and attributable to the second quarter of 2011. The shares were valued at fair market value on the last trading day of the quarter, as reflected in the closing price on that day.  The transactions were not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 4(2) thereunder.

Item 6.	Exhibits

2.1	Amendment No. 3, dated May 27, 2011, to Agreement and Plan of Merger, by and among SyntheMed, Inc., SYMD Acquisition Sub, Inc., and Pathfinder, LLC

10.1	Amendment No. 3, dated May 27, 2011, to Revolving Credit and Security Agreement between Registrant and Pathfinder, LLC.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the Notes to the Condensed Financial Statements.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
Executive Chairman and
Chairman of the Board
Dated: August 15, 2011