Form 10-Q
period 2011-09-30
Pathfinder Cell Therapy, Inc.
filed 2011-11-21
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2011
OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:  0-20580

Pathfinder Cell Therapy, Inc.
(Exact  name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Bow Street, Cambridge,	02138
Massachusetts	(Zip Code)
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)
(617) 245-0289
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
Common Stock, $0.001 Par Value – 662,160,870 shares outstanding at September 30, 2011

Pathfinder Cell Therapy, Inc.

	INDEX

		Page
Part I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three -month and nine-month periods ended September 30, 2011 and 2010 and for the period November 4, 2008 (Inception) through September 30, 2011	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through September 30, 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2011 and 2010 and for the period November 4, 2008 (Inception) through September 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	23

Part II -	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

	Signature	24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	(In thousands, except per share data)

	Three Months Ended		Nine Months Ended		November 4, 2008
	September 30,		September 30,		(Inception) Through
	2011	2010	2011	2010	September 30, 2011
Revenue
Product sales	$5	$-	$5	$-	$5
Revenue	5	-	5	-	5

Cost of goods sold	2	-	2	-	2

Gross profit	3	-	3	-	3

Operating expenses:
Research and development	578	219	1,361	505	2,540
General and administrative	1,423	18	1,721	40	1,960
Sales and marketing	21	-	21	-	21
Goodwill impairment loss	8,127	-	8,127	-	8,127
Operating expenses	10,149	237	11,230	545	12,648

Loss from operations before other income / (expense)	(10,146)	(237)	(11,227)	(545)	(12,645)

Other income/(expense):
Interest income/(expense), net	(34)	(2)	(65)	(2)	(103)
Reversal (provision) for allowance of notes receivable from SyntheMed, Inc.	1,110	-	459	-	-
Other income/(expense)	1,076	(2)	394	(2)	(103)

Loss before income tax benefit	(9,070)	(239)	(10,833)	(547)	(12,748)
Income tax benefit	-	-	-

Net loss	$(9,070)	$(239)	$(10,833)	$(547)	$(12,748)

Net loss per common share-basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	522,355	457,999	479,687	457,999

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents - net of restricted cash	$956	$15
Restricted cash - escrow deposit	150	-
Accounts receivable	41	-
Inventory	74	-
Prepaid expenses and deposits	150	14
Total current assets	1,371	29

Intangible, net of accumulated amortization	232	163
Machinery, equipment and software, less accumulated depreciation	1	-
TOTAL	$1,604	$192

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable	$192	$237
Accrued expenses	1,442	15
Current portion of long term payable	5	2
Insurance note payable	128	-
Note payable - Clubb Capital	244	-
Convertible notes payable	-	982
Total current liabilities	2,011	1,236

Long term payable - net of current portion	217	81

Commitments and other matters (Note S)

Stockholders' equity (capital deficit):
Common stock, $0.001 par value; shares authorized - 1 billion; issued and outstanding - 662,161 and 457,999 at September 30, 2011 and December 31, 2010, respectively	662	458
Additional paid-in capital	11,462	290
Accumulated deficit	(12,748)	(1,873)
Total stockholders' equity (capital deficit)	(624)	(1,125)
TOTAL	$1,604	$192

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(In thousands)
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license (see Note A)	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per share, net of placement costs of $338	89,662	90	4,056	-	4,146

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	523	-	523

Net Loss	-	-	-	(10,833)	(10,833)

Balance, September 30, 2011	662,162	662	11,462	(12,748)	(624)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of the legal acquirer (Note A)

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended		November 4, 2008
	September 30,		(Inception) Through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(10,833)	$(547)	$(12,748)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization	14	9	46
Stock based compensation relating to options	523	-	523
Shareholder contribution -3% merger fee due to MGH	687	-	687
Goodwill impairment loss	8,127	-	8,127
Reversal for allowance of notes receivable from SyntheMed, Inc.	(459)	-	-

Changes in operating assets and liabilities:
Increase in restricted cash	(150)		(150)
Decrease in accounts receivable	60	-	60
Decrease in interest receivable	4	-	-
Decrease in inventory	2	-	2
Decrease in prepaid expenses	23	-	9
Decrease (increase) in accounts payable	(42)	95	194
Increase in accrued expenses	420	2	466
Net cash used in operating activities	(1,624)	(441)	(2,784)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	(849)	-	(1,173)
Cash acquired from merger	14	-	14
Net cash used in investing activities	(835)	-	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,283	-	1,283
Payments of insurance note payable	(8)	-	(8)
Proceeds from convertible notes payable	2,125	127	2,977
Contributions from Pathfinder, LLC members		307	737
Net cash provided by financing activities	3,400	434	4,989

Net increase (decrease) in cash and cash equivalents	941	(7)	956
Cash and cash equivalents at beginning of period	15	13	-
Cash and cash equivalents at end of period	$956	$6	$956

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	56	130
Long term payable for license	94	83	177
Financing of placement agent commission through notes payable	244	-	244
Financing of insurance premiums through notes payable	136	-	136
Details of merger with SyntheMed, Inc.:
Fair value of assets acquired	201	-	201
Liabilities assumed	2,322	-	2,322
Non-cash consideration	6,020	-	6,020
Conversion of notes into common stock	$3,107	$-	$3,107

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of Pathfinder Cell Therapy, Inc., a Delaware corporation formerly known as “SyntheMed, Inc.” (“Pathfinder” or the “Company”), do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

On September 2, 2011, the Company completed a business combination (the “Merger”) with Pathfinder, LLC, a Massachusetts limited liability company,  in accordance with the terms of that certain Agreement and Plan of Merger, dated as of December 22, 2010 (as subsequently amended, the “Merger Agreement”).   As a result of the Merger, the Company acquired 100% of the outstanding membership interests of Pathfinder LLC in exchange for the issuance to the former members of Pathfinder, LLC of a number of shares of the Company’s common stock equal to approximately 80% of outstanding shares after issuance.  Upon the Merger, the board of directors and officers of the Company were comprised of individuals designated by Pathfinder, LLC and the business of Pathfinder, LLC became the primary business of the Company.  The Company changed its name to Pathfinder Cell Therapy, Inc. immediately prior to the Merger. Pathfinder, LLC, the Company’s wholly-owned subsidiary following the Merger, is deemed to be the “accounting acquirer,” and the transaction has been accounted for as a reverse acquisition of the Company by Pathfinder, LLC under the purchase method of accounting for business combinations.  Accordingly, the information reflected in the accompanying condensed consolidated financial statements for periods prior to the Merger is that of Pathfinder, LLC, which began operations on November 4, 2008.

The Company is a development stage regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. The Company intends to continue to seek a sale, licensing transaction or other strategic transaction for the adhesion-prevention technology and other assets of SyntheMed, Inc. which are referred to as the “SyntheMed technology,” and maintaining that business, which is referred to as the “SyntheMed business,” on a limited basis without significant development or investment pending any such transaction.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies including its ability to obtain additional funding; the success and timetable of required clinical trials, its future profitability, uncertainty regarding development and commercialization of the Company’s product candidates, competition and technology change and government regulations, including the need for product approvals.

To date, Pathfinder, LLC has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of September 30, 2011, the Company does not anticipate having sufficient cash on hand or generating sufficient revenue from operations to meet the Company’s anticipated cash requirements based on its present plan of operations through September 30, 2012, without securing additional funds through the issuance of equity and/or debt.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

During the third quarter, the Company identified certain errors related to the valuation of  its long term payable for the licensing fee obligations under the Massachusetts General Hospital (“MGH”) license agreement (See Notes J and S[2]).  The estimated date for the start of commercial sale should have been 2017 instead of 2015, and the discount rate used in calculating the present value of the future cash flows should have been 10% instead of 1.8% used in the previous calculations.  This oversight resulted in an understatement of long-term payable of approximately $125,000, and an understatement of the intangible asset of $83,000, with the difference of $42,000 in accumulated deficit at January 1, 2011.  The impact on the net loss or net loss per share for the year ended December 31, 2010, or any of the interim periods within the year, was insignificant. Accordingly, the accompanying condensed consolidated financial statements as of September 30, 2011 have been revised to include these adjustments related to the opening balances at January 1, 2011.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The report of the  independent auditor on the Company’s financial statements for the year ended December 31, 2010 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

B)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 through December 31, 2013, and $100,000 thereafter.

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

D)	Intangible Assets

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and the  MGH. Intangible assets are amortized using the straight-line method over the estimated useful life of 15 years, which is based upon management’s timelines for the typical development, approval, and marketing and life cycle of pharmaceutical drug products.

E)	Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the Merger.  Goodwill is tested for impairment annually in the third quarter of each fiscal year. A more frequent evaluation is performed if indicators of impairment are present.

During the third quarter of fiscal 2011, the Company performed an impairment analysis for the Goodwill generated by the 2011 Merger transaction and determined that the entire carrying amount was impaired by using a discounted cash flow method. As a result, the Company recorded an impairment charge of $8,127,000 for the nine month period ended September 30, 2011.

F)	Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.

G)	Inventory

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimates the level of inventory reserve accordingly. All inventories relate to the SyntheMed business and consist of the following:

September 30,
2011

Raw materials	$27,000
Finished goods	42,000
$69,000

             The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

H)	Note Receivable – SyntheMed, Inc.

In connection with and pursuant to the Merger, all amounts loaned by Pathfinder, LLC to the Company (formerly SyntheMed, Inc.) prior to the Merger totaling $1,343,000 (including accrued interest thereon through the date of the Merger) under a revolving credit and security agreement originally entered into between the parties in September 2010 were automatically forgiven.  As of September 30, 2011, the Company has reversed an allowance that had been established to reserve for 100% of this receivable. This reversal, including the allowance accrued in the three months ended September 30, 2011 of $333,000, resulted in a net adjustment of $1,110,000 included in Other Income (Expense) during this period. Additionally, the reversal of the allowance, including the allowance accrued in fiscal 2011 through the Merger date of $884,000, resulted in a net adjustment of $459,000, included in Other Income (Expense) in the accompanying condensed consolidated financial statements.

I)	Notes Payable

[1]   Convertible Notes Payable:

Since September 2010 and prior to the Merger, Pathfinder, LLC had been funding its operations as well as the operations of the Company (SyntheMed, Inc.) with proceeds from investors, including Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger, through the issuance of convertible notes payable.  The notes payable had an interest rate of 6%, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of the Company for the subscription price thereof in an offering by the Company conducted in connection with the Merger, which is referred to herein as the “2011 private placement”.

At the closing of the 2011 private placement, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, approximately $3,107,000 ($1,357,000 of which was held by Breisgau BioVentures SA), into the Company’s common stock sold in the placement (see Note L[2]). At September 30, 2011, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet.

[2]   Insurance Notes Payable:

The Company has a short term financing agreement covering $12,400 in aggregate premiums for product liability insurance relating to the SyntheMed business.  The financed amount is payable in monthly installments each in the amount of $3,200 (including interest at 3.65% per annum) through December 2011.

In September 2011, the Company entered into two short term financing agreements for our directors’ and officers’ liability insurance premiums totaling $49,600 and $73,600 and payable in monthly installments including interest of $5,000 and $7,400, respectively. The monthly installments for both notes are due through July, 2012 and carry an interest rate of 3.78% and 3.25% per annum, respectively.

[3]   Note Payable – Clubb Capital Limited:

In September 2011, the Company issued a note payable to Clubb Capital Limited in the principal amount of $244,000, representing the deferred portion of the commission to which Clubb Capital Limited was entitled in connection with the 2011 private placement . The principal balance (together with accrued interest thereon at the rate of 6% per annum) is due and payable on demand on the earlier to occur of December 31, 2011 or the second closing of the 2011 private placement.

J)	Long-term payable

The Company has recorded a long term payable for its estimated licensing fee obligations under the MGH license agreement (See Note S[2]). The amounts recorded represent the projected future license fees payable based on the Company’s estimate of 2017 as the first year of commercial sale, discounted to the present value using the following assumptions: Net Present Value calculated as of the agreement’s effective date of April 13, 2009, using an estimated borrowing rate for the Company of 10%.  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining period in the term. The long-term payable balance as of January 1, 2011 was restated to reflect the correct assumptions  (see Note A).

Under the agreement, prior to the achievement of the Company’s first commercial sale, license fees are due to MGH and payable as follows:

Year ending December 31,	Amount

2011	$5,000
2013	10,000
2014	75,000
2015	75,000
2016 and each year thereafter	$150,000

K)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at September 30, 2011 and excludes 40,432,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

L)	Capital Transaction

[1]   Merger transaction:

 In connection with and pursuant to the Merger and at the date thereof, the Company issued an aggregate of 457,999,480 shares of common stock to the former members of Pathfinder, LLC in consideration for, among other things, 100% of the membership interests in Pathfinder, LLC.

Because the former members of Pathfinder, LLC owned approximately 80% of the voting stock of the Company immediately after the transaction, Pathfinder, LLC is deemed to be the accounting “acquirer” and the transaction has been accounted for as a reverse acquisition by Pathfinder, LLC of the Company under the purchase method of accounting for business. Accordingly, the assets acquired and liabilities assumed were recorded as of the date of the Merger at their estimated fair values. The total consideration for the transaction was based on the fair market value of the outstanding common stock and outstanding options and warrants of the Company (formerly SyntheMed, Inc.) immediately prior to the Merger:

Fair value of SyntheMed’s common stock	$5,725,000
Estimated fair value of SyntheMed stock options and stock warrants assumed	295,000

Total Merger consideration	$6,020,00

The fair value of SyntheMed, Inc.’s common stock used in determining the purchase price was $0.05 per share based on the price per share of the 2011 private placement that occurred immediately after the Merger. The fair value of SyntheMed, Inc.’s stock options and stock warrants was determined using the Black-Scholes option pricing model with the following assumptions:

September 2,
2011

Underlying stock price	$0.05
Expected stock price volatility	64.7% – 128.4%
Risk-free interest rates	0.2%– 3.15%
Weighted average expected life	2.78 years
Expected dividend yield	0

Under the purchase method of accounting, the total purchase price is allocated to the acquired identifiable assets and liabilities assumed based on their estimated fair values as of the merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. Upon consummation of the Merger transaction, any resulting goodwill was reviewed for impairment (see Note E).

Below is a breakdown of the assets acquired and liabilities assumed in the Merger :

Asset Allocation	Value
Accounts receivables	$101,000
Inventory	76,000
Other assets (A)	37,000
Liabilities assumed (B)	(2,321,000)

Total identifiable net liabilities	(2,107,000)
Goodwill	8,127,000

Total fair value of SyntheMed assets and liabilities	$6,020,000

(A)	Includes cash, prepaid expenses and fixed assets
(B)	Includes $1,343,000 notes payable to Pathfinder LLC (including accrued interest) (see Note H)

Acquisition costs incurred by the Company related to the Merger during the nine months ended September 30, 2011 were approximately $800,000 and were expensed as incurred.

If the Merger had occurred on January 1, 2010, the Company’s revenues for the nine months ended September 30, 2011 would have increased by approximately $162,000 from the sale of REPEL-CV, for total pro forma revenues during the period of approximately $167,000. The net loss for the period would have decreased by approximately $7.8 million principally due to an $8.1 million goodwill impairment charge and  $0.8 million of merger costs incurred in 2011 that would have been incurred in 2010, offset by an additional $0.6 million net loss from SyntheMed operations and a $0.5 million net gain from reversal of allowance on note receivable incurred in 2011 that would have been incurred in 2010, for a pro forma net loss during the period of approximately $3.0 million or $(0.00) per share (based on weighted average common shares outstanding of approximately 662,162,000).

 If the Merger had occurred on January 1, 2010, the Company’s revenues for the nine months ended September 30, 2010 would have increased by $320,000 from the sale of REPEL-CV, for total pro forma revenues during the period of approximately $320,000. The net loss for the period would have increased by approximately $10.0 million principally due to an $8.1 million goodwill impairment charge and  $0.8 million of merger costs incurred in 2011 that would have been incurred in 2010, and a $1.6 million net loss related to the operations of the SyntheMed business, offset by a $0.5 million net gain from reversal of allowance on note receivable incurred in 2011 that would have been incurred in 2010, for a pro forma net loss for the period of $10.5 million or $(0.02) per share (based on weighted average common shares outstanding of approximately 662,162,000).

[2]   Private Placement:

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of a private placement in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,076.  Of the proceeds, $1,375,500 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC (see Note I[1]) as contemplated by the Merger Agreement.

Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman and a director, acted as placement agent for the placement and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a short-term note. (See Note I[3])  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of Pathfinder common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.  The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Act and/or Rule 506 of Regulation D and/or Regulation S.

[3]   Other capital transactions related to the Merger:

Under the license agreement with MGH, Pathfinder, LLC was obligated in the event that it was acquired or substantially all of its assets were sold, to pay to MGH an amount equal to 3% of the sale price received.  The Merger qualified as an acquisition of Pathfinder, LLC for purposes of this provision.  Pursuant to an understanding agreed prior to the Merger, the principal member of Pathfinder, LLC funded the obligation to MGH by accepting a reduction in the number of shares to which it otherwise was entitled in the Merger as a member of Pathfinder equal in amount to the number of shares owed to MGH and agreeing that those shares be issued instead to MGH.  The Company recognized a non-cash charge at the time of the Merger in the amount of $687,000, representing the fair market value of the shares so acquired by MGH.

[4]   Stock based compensation:

As a result of the Merger each option to purchase membership interests of Pathfinder, LLC outstanding immediately prior to the Merger was assumed by the Company and converted into an option to purchase Company common stock, the number of underlying shares and exercise price per share being adjusted to reflect the Merger exchange ratio. Additionally, in connection with and as contemplated by the Merger, the Company increased the number of shares authorized for issuance under its 2006 Stock Option Plan to 25 million.

At September 30, 2011, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At September 30, 2011, there were 3,280,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

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

           The Company uses the Black-Scholes option pricing model to determine the fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Nine Months Ended September 30,
2011

Weighted average fair value at date of grant for options granted during the period	$0.04
Risk-free interest rates	0.88% -2.08%
Expected option life in years	9.7
Expected forfeiture rate	0%
Actual vesting terms in years	0-3
Expected stock price volatility	96.7%- 105.3%
Expected dividend yield	0

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2011 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2011	14,061	$0.05	4.2 Years
Assumed at Merger consummation	8,765	0.42	2.8 Years
Granted	1,000	0.05	10 Years
Outstanding at September 30, 2011	23,826	$0.19	3.9 Years	$0
Exercisable at September 30, 2011	22,976	$0.19	3.7 Years

Expected to vest after September 30, 2011	23,726	$0.19	3.8 Years	$0

As of September 30, 2011, there was approximately $23,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 36 months.

The Company granted 1,000,000 options during the nine months ended September 30, 2011 of which 250,000 vested immediately. For the nine months ended September 30, 2011, the Company recorded a charge of $10,000 in general and administrative expense for the fair value of these options. Additionally, in connection with and pursuant to the Merger, the Company assumed outstanding options of Pathfinder, LLC to purchase membership interests of Pathfinder, LLC, which options converted on the Merger into options to purchase an aggregate of 14,061,000 shares of the Company’s common stock. The Company has recorded a transaction cost of $513,000 in general and administrative expense for the fair value of these options for the nine months ended September 30, 2011, as these options vested upon the consummation of the Merger. There were no options granted during the nine months ended September 30, 2010.

Under ASC 718 forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At September 30, 2011, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[5]   Warrants:

As of September 30, 2011, the following warrants were outstanding to purchase up to 16,606,306 shares of the Company’s Common Stock:

700,000	exercisable at $0.50 per share which expire on September 30, 2012
9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

16,606,306

M)	New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-5 in its future meeting.  The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

N)	Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10, Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2011 and December 31, 2010, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s tax losses will be limited pursuant to Section 382. Subsequent to the Merger, the Company will be limited by a formula as to annual use of losses and other tax benefits. In general, the formula would be the Adjusted Long-Term tax – exempt rate for ownership changes, which is now 4.55%, but which is subject to change every month, times the value of the equity of the Company at the date of the Merger. Any unused limitations can carry forward.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

O)	Revenue Recognition Policy

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product.  Product sales are generated from the SyntheMed business through sales of REPEL-CV.

P)	Retirement Plan

The Company has a defined contribution retirement plan which was adopted by SyntheMed, Inc. in March 2007 and qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the nine months ended September 30, 2011, the Company made matching contributions to the plan in the amount of $400.

Q)	Shareholders Rights Plan

Effective immediately prior to the Merger, the Rights Agreement dated as of May 20, 2008 between SyntheMed and American Stock Transfer & Trust Company, as amended as of December 22, 2010, expired by its terms.  Accordingly, all preferred share purchase rights applicable under the Rights Agreement to the Company’s outstanding common stock have similarly expired.

R)	Nature of Business

The Company’s revenues from the sale of REPEL-CV for the nine months ended September 30, 2011 was $5,000 for sales made to the Company’s distributor in Italy.

All of the Company’s Long-Lived Assets are located in the United States of America.

S)	Commitments and Other Matters

[1]   University of Glasgow Agreement

The Company has entered into an agreement for a worldwide exclusive license for technology developed by the University of Glasgow. Under the terms of the license, the Company is obligated to pay a royalty ranging from 1.5 - 3% of all sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $12,000,000. The agreement terminates when the last patent expires or fifteen years from the date of the first commercial sale of a product.

In 2010, the Company extended an existing research agreement with the University of Glasgow whereby the University will conduct further research on behalf of the Company relating to the technology licensed by the Company from the University. Under the extended agreement, the Company has committed to pay an additional $300,000 through March, 2012. For the nine months ended September 30, 2011 and 2010, the Company has incurred approximately $340,000 and $345,000, respectively, under this agreement.

[2]   MGH Agreement

The Company has entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, the Company is obligated to pay a royalty ranging from 10 - 20% of all net sales of the Company’s product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. The agreement terminates when the last issued patent expires or is abandoned.

[3]   Yissum Agreement

 The Company  acquired rights to the core SyntheMed business technology under  an agreement entered into in June 1991 with Yissum Research Development Company of the Hebrew University of Jerusalem, (as amended, the “Yissum Agreement”). The Company is obligated to pay a 5% royalty on net sales, or, if its net sales do not reach $1,000,000 in fiscal 2011, an annual minimum royalty of $250,000 in order to maintain its rights under the agreement. At September 30, 2011, the Company has recorded a charge of $19,000 for the pro-rata share of its annual minimum royalty obligation under the Yissum Agreement. At September 30, 2011, the Company has included an accrual of approximately $588,000 for unpaid minimum royalties, and such amounts are included in Accrued Expenses in the accompanying condensed consolidated balance sheet. In September 2011, the Company deposited $150,000 in escrow  with a third party escrow agent pending a proposed restructuring of the Yissum Agreement. The escrow amount represents an amount payable to Yissum in respect of a prior year minimum royalty commitment. The full balance of the escrow is to be released to Yissum upon entering into of the restructured agreement within an agreed upon time frame, or otherwise to the Company. As of September 30, 2011 the $150,000 is presented as restricted cash in the consolidated condensed balance sheet.

Pursuant to the terms of the Merger Agreement, if the Company restructures the Yissum Agreement within three months of the Merger and in connection therewith issues shares of common stock, the former Pathfinder, LLC members will be entitled in the aggregate to an additional share issuance of four times the number of shares so issued of the SyntheMed business core technology and in connection were to issues to such licensor within three months of the Merger shares of common stock, the former Pathfinder, LLC members will become entitled in the aggregate to an additional share issuance of four times the number of shares issued to the licensor and former Pathfinder, LLC option holders will become entitled to a similar adjustment in the options assumed by the Company.

[4]   Employment Agreement

At September 30, 2011, we had an employment agreement with one individual that will expire in September 2012. Pursuant to this agreement, our commitment regarding cash severance benefits aggregates $33,000 at September 30, 2011.

T)	Related Party Transaction

Two of  Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.) since prior to entering the Merger Agreement. Dr. Franklin, the Company’s CEO and President was SyntheMed’s sole executive officer prior to the Merger. The Company pays Dr. Franklin a monthly consulting fee of $15,000.  Mr. Gruber, the Company’s Chairman is Chairman and a director of Clubb Capital Limited, the placement agent for the private placement (see Note L[2]).

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVenures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the 2011 private placement (see Notes I[1] and L[3]).

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  The Company relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by the Company. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to the Company under the terms of a license agreement between the university and the Company. The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels is chairman of the Company’s scientific advisory board and Dr. Davies provides scientific consulting services to the Company. Dr. Shiels and Dr. Davies beneficially own 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

U)	Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivables, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. The carrying value of the long term payable approximates fair value, as the interest rate used to discount the payable still approximates the Company’s current borrowing rate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements, the success of any pre-clinical or proposed clinical trial and the timing or ability to achieve necessary regulatory approvals.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required clinical studies and the success of those studies, (iii) potential inability to secure funding as and when needed and, (iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on Pathfinder Cells.  Reference is made to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 26, 2011 for a discussion of these and other risks and uncertainties.   Without limiting the foregoing, the words “anticipates”, “plans”, “intends”, “expects” and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere herein.

General

Merger with Pathfinder, LLC

On September 2, 2011, Pathfinder Cell Therapy, Inc., and a Delaware corporation formerly known as “SyntheMed, Inc.” (the “Company”), completed a business combination with Pathfinder, LLC, a Massachusetts limited liability company, in accordance with the terms of that certain Agreement and Plan of Merger, dated as of December 22, 2010, by and among SyntheMed, SYMD Acquisition Sub, Inc., a wholly-owned subsidiary of SyntheMed (“Merger Sub”), and Pathfinder, LLC (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Pathfinder, LLC, with Pathfinder, LLC continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Immediately prior to the Merger and in connection therewith, the Company increased its authorized shares of common stock and changed its corporate name to “Pathfinder Cell Therapy, Inc.”

As a result of the Merger and in accordance with the Merger Agreement, each outstanding membership interest of Pathfinder, LLC was converted into the right to receive shares of Pathfinder common stock based on an exchange ratio of four times the number of shares of Pathfinder common stock outstanding or deemed outstanding immediately prior to the Merger divided by the number of Pathfinder, LLC membership interests outstanding immediately prior to the Merger.  In addition, each option to purchase membership interests of Pathfinder, LLC outstanding immediately prior to the Merger was assumed by Pathfinder and converted into an option to purchase Pathfinder common stock, the number of underlying shares and exercise price per share being adjusted to reflect the exchange ratio.

Upon completion of the Merger, the former Pathfinder, LLC members owned approximately 80% of the outstanding common stock of the Company and the Company's stockholders prior to the Merger owned approximately 20% of the outstanding common stock of the Company, in each case without taking into account (i) any shares of common stock issuable pursuant to options or warrants of the Company or options to purchase membership interests of Pathfinder, LLC outstanding as of the effective time of the Merger or (ii) the 2011 private placement discussed below.

Immediately following the Merger and as contemplated thereby, Pathfinder completed the initial closing of a private placement of up to 120 million shares of its common stock at a price of $0.05 per share (the “2011 private placement”).  An aggregate of 89,661,520 shares were sold in the closing, representing approximately 13.5% of the shares of common stock outstanding after issuance.

As of September 2, 2011, immediately following the consummation of the Merger and 2011 private placement, there were 662,160,870 shares of Company common stock issued and outstanding and options and warrants exercisable for a total of 49,432,347 shares of Company common stock outstanding. See Note S[3] of Notes to Condensed Consolidated Financial Statements for a discussion of additional shares of common stock that the Company may be required to issue to the former Pathfinder, LLC members pursuant to the Merger Agreement if the Company restructures the core SyntheMed technology agreement within an agreed upon time frame and, in connection therewith, issues shares of its common stock.

Accounting Treatment of Merger

Pathfinder, LLC, the Company’s wholly-owned subsidiary following the Merger, was deemed to be the “accounting acquirer” in the Merger, and the transaction has been accounted for as a reverse acquisition of the Company by Pathfinder, LLC under the purchase method of accounting for business combinations in accordance with United States generally accepted accounting principles.  Accordingly, the information reflected in the Company’s Condensed Consolidated Financial Statements for periods prior to the Merger is that of Pathfinder, LLC, which began operations on November 4, 2008.

Overview

We are a regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease and myocardial infarction as potential indications for therapies based on our technology.  Other potential indications could include kidney transplantation, chronic heart disease, peripheral artery disease, stroke, osteoarthritis and liver disease.

Our technology derives from extensive research conducted at the University of Glasgow that identified what appears to be a newly-discovered type of mammalian cell with regenerative properties. We refer to these cells as “Pathfinder Cells” or “PCs.”  Pathfinder Cells have demonstrated a number of characteristics which we believe makes them well-suited for cell-based therapies.  These include:

•	Ability to stimulate regeneration of damaged tissue, without being incorporated into the new, healthy tissue;

•	PCs are found in a number of tissue types, including kidney, pancreas, liver and lymph nodes;

•
PCs appear to be able to stimulate repair of a range of damaged tissue, irrespective of the type of tissue from which they were derived.  For example, PCs isolated from both rat and human pancreas and human kidney have been shown to completely reverse diabetes induced in a mouse with the chemical streptozotocin. In addition, rat pancreas-derived PCs have been effective in animal models of renal reperfusion injury and myocardial infarction; and

•
PCs appear to be “immune privileged” in the sense that they can be taken from one individual, and administered to an immunologically different individual, without causing an immune response.  In fact, the Company has completed a number of animal experiments where the PCs are taken from one species and given to an entirely different species.

Pathfinder Cells are distinguishable from other cell types being developed by other companies for use in regenerative medicine.  Pathfinder Cells have surface markers and other characteristics different from other cells including, for example, mesenchymal stem cells.  Also, because Pathfinder Cells are not derived from embryos, they are distinct from embryonic stem cells, and are free from the political and ethical issues surrounding those cells.

Pathfinder, LLC commenced operations in November 2008.  Since commencing operations, its development activities have been limited to laboratory and preclinical testing. The Company’s development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications, with the goal of commencing a Phase I clinical study for a lead indication by the end of 2012 or early 2013.

SyntheMed Business

Following the Merger, we continue to retain the assets and business conducted by the Company prior to the Merger, which we refer to as the “SyntheMed business”. Through the SyntheMed business we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

The Company’s post-Merger focus is on the development and commercialization of Pathfinder’s technology. Our strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the SyntheMed business and maintaining the SyntheMed business on a limited basis without significant development or investment pending any such transaction.

Results of Operations

The discussion of our results of operations set forth below reflects the results of operations of Pathfinder, LLC for periods ended on or prior to September 2, 2011, the date of the Merger, and the consolidated results of operations of the Company (formerly SyntheMed, Inc.) and Pathfinder, LLC for periods on or after such date.

Revenue for the three and nine months ended September 30, 2011 was $5,000. The Company’s revenues are from the sale of REPEL-CV. There were no comparable amounts for the prior year, as the prior year does not include results of operations for the SyntheMed business and Pathfinder, LLC has not generated any revenue since inception.

Cost of goods sold was $2,000 for the three and nine months ended September 30, 2011. There were no comparable amounts for the prior year. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $578,000 and $1,361,000 for the three and nine months ended September 30, 2011, respectively, compared to $219,000 and $505,000 for the comparable prior year periods, an increase of $359,000 for the three month period and an increase of $856,000 for the nine month period. The increase for the three month period is primarily attributable to increased fees under the research agreement with the University of Glasgow of $54,000, new spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $298,000, offset by a decrease in legal expense of $14,000. The increase for the nine month period is primarily attributable to increased fees under the research agreement with the University of Glasgow of $65,000, new spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $628,000, increased legal expense of $98,000 and increased consulting fees of $40,000.

General and administrative expenses totaled $1,423,000 and $1,721,000 for the three and nine months ended September 30, 2011, respectively, compared to $18,000 and $40,000 for the comparable prior year periods, an increase of $1,405,000 for the three month period and an increase of $1,681,000 for the nine month period.  The increase for the three month period is primarily attributable to the recording of a non-cash Merger related licensing fee of $687,000, increased stock based compensation expense of $523,000, increased consulting expense of $61,000, increased investor relations expense of $28,000, increased professional fees of $49,000, increased director fees of $20,000 and insurance expense of $11,000. The increase for the nine month period is primarily attributable to the recording of the $687,000 non-cash Merger related fee, increased stock based compensation expense of $523,000, increased consulting expense of $147,000, increased investor relations expense of $68,000, increased professional fees of $134,000, increased director fees of $20,000, travel related expenses of $45,000 and insurance expense of $11,000. See Note L[3] of Notes to Condensed Consolidated Financial Statements for a discussion of the non-cash Merger related fee.

We incurred sales and marketing expenses of $21,000 for the three and nine months ended September 30, 2011. There were no comparable amounts for the prior year. The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

We recorded an impairment loss of $8,127,000 for the three and nine months ended September 30, 2011. This amount was attributable to the goodwill generated by the deemed purchase of the assets of the Company (formerly SyntheMed, Inc.) in the Merger. An impairment analysis using a discounted cash flow method was performed and a determination made to record an impairment charge for the full amount of the recorded asset. There was no comparable amount for 2011. (See Note E of Notes to Condensed Consolidated Financial Statements.)

Net interest expense totaled $34,000 and $65,000 for the three and nine months ended September 30, 2011, respectively, compared to $2,000 and $2,000 for the comparable prior year periods, an increase of $32,000 for the three month period and an increase of $63,000 for the nine month period. The increases are primarily attributable to interest charges related to the short term convertible notes payable to the Pathfinder investors.

We realized other income from the reversal of allowances for notes receivable from the Company (formerly SyntheMed, Inc.) of $1,110,000 and $459,000 for the three and nine months ended September 30, 2011, respectively. There were no comparable amounts for the prior year. As a result of the Merger, all amounts loaned by Pathfinder, LLC to the Company (formerly SyntheMed, Inc.) prior to the Merger totaling $1,343,000 (including accrued interest)  under a revolving credit and security agreement originally entered into between the parties in September 2010 (the “2010 Credit Agreement”) were automatically forgiven.  As of September 30, 2011, the Company has reversed an allowance which was established to reserve for 100% of the balance due on this  note . This reversal resulted in net adjustments of $1,110,000 and $459,000 for the three and nine months ended September 30, 2011, respectively.

Our net loss was $9,070,000 and $10,833,000 for the three and nine months ended September 30, 2011, respectively, compared to $239,000 and $547,000 for the comparable prior year periods, an increase of $8,831,000 for the three month period and an increase of $10,286,000 for the nine month period. The increase are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $956,000, compared to $6,000 at September 30, 2010.

At September 30, 2011, we had negative working capital of $640,000, compared to negative working capital of $462,000 at September 30, 2010.

Net cash used in operating activities was $1,624,000 for the nine months ended September 30, 2011, compared to $441,000 for the comparable prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $10,833,000, combined with a payment of $150,000 into an escrow account, a decrease in accounts payable of $42,000 offset by decreases in accounts receivable, interest receivable, inventory and prepaid expenses totaling $89,000, an increase in accrued expenses of $420,000 and the impact of $8,892,000 in non-cash charges mainly comprised of $459,000 for the reversal for allowance of notes and interest receivable offset by $8,127,000 of goodwill impairment losses related to the Merger, stock based compensation charges of $523,000,  and the  $687,000 cost of the 3% Merger related fee funded in stock by our principal stockholder to Massachusetts General Hospital. Net cash used in operating activities for the prior year was comprised of a net loss of $547,000 offset by increases totaling $97,000 in accounts payable and accrued expenses and the impact of $9,000 in non-cash charges, primarily for amortization expense.

Net cash used by investing activities for the nine months ended September 30, 2011 was $835,000 which related to short-term loans by Pathfinder, LLC to the Company under the 2010 Credit Agreement, offset by the cash acquired in the Merger of $14,000. There was no comparable amount for the prior year period. Upon the Merger, all amounts borrowed by the Company from Pathfinder, LLC (together with accrued interest thereon) under the 2010 Credit Agreement were automatically forgiven.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $3,400,000 compared to $434,000 for the prior year period.  The current year amount was comprised of $1,283,000 of net proceeds from the issuance of common stock, $2,125,000 of proceeds from short term notes payable offset by $8,000 in payments of an insurance note payable for the financing of our directors’ and officers’ insurance premiums. The prior year amount was comprised of proceeds from short term notes payable of $127,000 and member’s equity contributions of $307,000. (See Note I of Notes to Condensed Consolidated Financial Statements.)

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of the 2011 private placement in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,076.  Of the proceeds, $1,375,500 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement.  Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a short-term note.  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of Company common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

The cash balance as of September 30, 2011 is not sufficient to meet the Company’s anticipated cash requirements for the next twelve months.  The Company will need to raise additional funds to support of its planned operations. During the next 12 months, the Company anticipates spending approximately $3 million on research and development and other activities, assuming it is successful in raising the necessary capital. The Company’s principal contractual obligations include (i) a commitment to fund approximately $610,000 in research and development activities through the University of Glasgow through March 2012,  (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital and (iii) $588,000 for unpaid minimum royalties for prior years and $250,000 for 2011 minimum royalties to preserve the Company’s rights to the SyntheMed business core technology under its agreement with Yissum Research Development Company of the Hebrew University originally entered into in 1991 (as amended, the “Yissum Agreement”).  The Company and Yissum are in discussions regarding a restructuring of the Yissum Agreement on terms which would include, among other things, a cash and share payment to Yissum, no minimum sales or royalty obligations going forward and a release of claims in respect of any historical minimum royalty obligations. We anticipate that the restructuring would limit the field of use to which our rights relate and/or for which we would continue to maintain exclusivity. Pending the restructuring, we have deposited $150,000 in escrow (which amount is reflected as restricted cash at September 30, 2011), to be released to Yissum upon the restructuring within an agreed upon time frame, or otherwise to the Company. There can be no assurance that we will be successful in restructuring the Yissum Agreement on the terms anticipated or at all.  If we are not successful, we will likely lose our rights to the covered technology, forcing us to cease the SyntheMed business. See Notes J and S[3] of Notes to Condensed Consolidated Financial Statements.  If the Company is unable to obtain adequate financing on a timely basis, the Company may be required to delay, reduce the scope of or eliminate one or more of its planned development programs and otherwise limit its operations.

The lack of profitable operations and the need to continue to raise funds raise substantial doubt about the Company’s ability to continue as a going concern.  The report of the independent auditors relating to the Company’s 2010 audited financial statements contains an explanatory paragraph referring to an uncertainty that raises doubt about the Company’s ability to continue as a going concern.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, who are our principal executive and principal financial officers,, after evaluating  the effectiveness of our  "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this quarterly report (the  "Evaluation  Date") have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting, except that upon the Merger the composition of our audit committee changed and following the Merger we have begun to apply the Company's internal controls to the assets and operations of Pathfinder, LLC.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, who are our principal executive and principal financial officers, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 16 , 2011, we granted an option to our CFO to purchase up to 1,000,000 shares of common stock at a price of $0.05 per share, representing at least the fair market value on the date of grant, The options vested 25% immediately upon grant and the balance vests annually over the next three years and expire ten years from the date of grant.  The grant of the option was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1934 and/or Regulation D promulgated thereunder.

Item 6.	Exhibits

10.1	Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC.

10.2	License Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC.

10.3
Exclusive Patent License Agreement dated as of April 13, 2009 between The General Hospital Corporation d/b/a Massachusetts General Hospital and Pathfinder, LLC, including amendment No. 1 dated March 24, 2011.

10.4	(omitted)

10.5	Form of Subscription Agreement for investors in the 2011 private placement.

10.6	Agency Agreement dated August 31, 2011 between SyntheMed, Inc. and Clubb Capital Limited, as placement agent.

10.7	Form of broker warrant issued for an aggregate of 6,276,306 shares to Clubb Capital Limited or its designees in connection with the 2011 private placement.

10.8	Promissory Note dated September 2, 2011 issued by the Company to Clubb Capital Limited for the deferred portion of the placement agent commission.
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to September 30, 2011, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to September 30, 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SyntheMed, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: November 21, 2011