Form 10-K
period 2011-12-31
Pathfinder Cell Therapy, Inc.
filed 2012-03-30
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to

Commission file number:  0-20580

   Pathfinder Cell Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Bow Street, Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,200,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2011.

At February 29, 2012, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Pathfinder Cell Therapy, Inc.

Forward-Looking Statements

Statements in this Report that are not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements may be found, among other places, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required preclinical studies and clinical trials and the success thereof, (iii) potential inability to secure funding as and when needed and, (iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on our technology.  See Item 1A. for a description of these as well as other risks and uncertainties. These forward-looking statements speak only as of the date of this report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Item 1.    Business.

In September 2011, we and a wholly-owned subsidiary engaged in a reverse merger business combination with Pathfinder, LLC, a private Massachusetts limited liability company (“Pathfinder, LLC”), pursuant to which Pathfinder, LLC became a wholly-owned subsidiary of our company.  We refer to that transaction as the “Merger.”  In connection with the Merger, the members of Pathfinder, LLC acquired control of our company, our Board of Directors was replaced with individuals designated by Pathfinder, LLC, we changed our name to “Pathfinder Cell Therapy, Inc.” and the focus of the business of our company became the business of Pathfinder, LLC.  See “Item 7. Management’s Discussion of Financial Condition and Results of Operations - Merger with Pathfinder, LLC.”

Overview

We are a development stage regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction and peripheral vascular disease as potential indications for therapies based on our technology.  Other potential indications could include kidney transplantation, chronic heart disease, stroke, osteoarthritis and liver disease.

Our development activities with respect to cell-based therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications, with the goal of commencing a Phase I clinical study for a lead indication during 2014.

In addition to our cell therapy business which we acquired in the Merger, we also continue the business conducted by our company prior to the Merger, which we refer to as the “SyntheMed business.”  Through the SyntheMed business we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration (“FDA”) clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

Our cell therapy business represents our principal operations and we intend to devote substantially all of our efforts and resources to the development and commercialization of our cell therapy technology. Regarding the legacy SyntheMed business, our strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the business and maintaining the business on a limited basis without significant development or investment pending any such transaction.

OUR BUSINESS

Pathfinder Technology

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

•
PCs appear to be able to stimulate repair of a range of damaged tissue, irrespective of the type of tissue from which they were derived.  For example, PCs isolated from both rat and human pancreas and human kidney have been shown to completely reverse diabetes induced in a mouse with the chemical streptozotocin (“STZ”). In addition, rat pancreas-derived PCs have been effective in animal models of renal reperfusion injury and myocardial infarction; and

•
PCs appear to be “immune privileged” in the sense that they can be taken from one individual, and administered to an immunologically different individual, without causing an immune response.  In fact, we have completed a number of animal experiments where the PCs are taken from one species and given to an entirely different species.

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

Preclinical Studies

Pathfinder Cells have shown efficacy in three different animal models of diabetes, cardiac ischemia, and renal reperfusion injury. These models have tested PCs from both rat and human sources. The PCs have been isolated from both the pancreas and the kidney. In each of these models, the PCs have been administered intravenously. These studies were performed at independent academic centers, as described below.  None of the persons affiliated with our company were involved in the performance of these studies other than to review the protocols.

Diabetes

There are a number of standard animal models for diabetes. Each of these shares some properties with the actual human disease, but none are exactly the same. One of these models makes use of the chemical streptozotocin (STZ). The chemical specifically destroys the insulin producing cells in the pancreas of the animal. If a sufficiently high dose of STZ is used, essentially all of the insulin producing cells (beta cells) are destroyed, and the animal becomes severely diabetic. The blood glucose rises to a very high level.  A collaboration was established between our researchers at the University of Glasgow and the laboratory of Dr. Anthony Dorling of the Department of Immunology, Imperial College of London.  In the models utilized to test PCs, mice were made diabetic with high doses of STZ, and then, three days later, were either treated with PCs or with a placebo. Seven days later, a second dose of cells or placebo was given. All animals in the placebo group had sustained high levels of blood glucose, lost weight, and either died, or had to be sacrificed.  On the other hand, in those animals that received the PCs, the blood glucose began to decline, and in five or six weeks returned to normal levels, which were maintained for over three months, when the experiment was completed.  These results were the same when the PCs were of rat origin or from human tissue. Pathfinder intends to conduct further testing using additional models relating to diabetes. These results have been published in the peer reviewed journal Rejuvenation Research, March 2011.

Cardiac Ischemia

There are good animal models of cardiac ischemia, which are relevant to the treatment of myocardial infarction in humans.  A collaboration was established between our researchers at the University of Glasgow and the laboratory of Dr. B. Metzler of the Division of Cardiology, Department of Internal Medicine, University Hospital of Innsbruck. This laboratory has an established model of cardiac infarct injury in which the left descending artery is ligatured during a surgical procedure, preventing blood supply to the left ventricle in particular.

The extent of the infarct damage is assessed by plasma cardiac troponin measurement. Cardiac function is determined before termination of the experiment at days 7 and 14 after ischemia, by in vivo measurement using ultrasound of systolic left ventricle size (smaller corresponds to better function – i.e. less muscle damage), and fractional shortening (the ratio of heart size when full with blood to heart size after emptying, which reflects how much the heart muscle needs to contract to eject a normal volume of blood), where increased fractional shortening corresponds to increased heart function (normal is 50%).

In the experiments involving PCs, cardiac ischemia was induced in mice, and the PCs were sourced from rat pancreatic tissue. The study was done in a blinded fashion, with animals getting either PCs or placebo. There was a significant improvement in the function of the heart, as measured by fractional shortening, in those animals receiving the cells compared to those which did not.

In addition to fractional shortening, which is a measure of heart function, cardiac tissue was analyzed for markers of cell damage. Again, there was a marked difference between the treated and untreated animals.

Renal Ischemia

A third animal model was performed using PCs. This involved a controlled damage of the kidney in mice.  A collaboration was established with Dr. C. Koppelstaetter and colleagues of the Clinical Division of Nephrology, Innsbruck Medical University. This laboratory has an established model of renal ischemic reperfusion injury. This is a well accepted model with direct relevance to acute renal failure and decreased allograft survival in the context of kidney transplantation.

Kidney function is assessed in mice after the ischemic event by determination of serum creatinine levels and urinary protein to creatinine ratio (UPCR), with increased levels corresponding to the extent of tissue damage. As in the cardiac ischemia experiments, in addition to functional measurements, tissue analysis is done based on biological markers, which correspond to damage and senescence.

Once again, the treated animals showed both a functional improvement and a corresponding improvement based on the biological markers in the tissues.

Research and Development

Our core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by our company.  Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to us under the terms of a license agreement between the university and our company.  See “- Licenses” below.  Intellectual property resulting from activities conducted on our behalf by third party laboratories is owned by us. Our research and development activities are focused on additional animal models of a variety of diseases, experiments to determine the mechanism of action of the Pathfinder Cells, and toxicology testing.  Once these preliminary pre-clinical programs have been completed, we expect to begin one or more clinical trials to test the use of Pathfinder Cells in humans.  During the years ended December 31, 2011 and 2010, we incurred $1,676,000 and $693,000 in expense on Company-sponsored research and development activities.

Manufacturing

We rely on third party outsourcing arrangements for production and storage of cells used in our laboratory and preclinical testing activities.  For clinical testing purposes, we intend to rely on third party outsourcing arrangements as well. Cells used in clinical studies must be produced in accordance with FDA requirements including current Good Manufacturing Practices and current Good Tissue Practices.  We are currently working with third party contract manufacturers to develop definitive manufacturing protocols for cells to be used in clinical studies.

Intellectual Property

We have worldwide exclusive rights to US and foreign patent applications originated from two international application families and three US provisional patent applications under a license agreement with the University of Glasgow.  The two international application families contain composition of matter claims directed to Pathfinder Cells themselves, as well as claims directed to their use in cell therapies to treat diabetes.   Of the US provisional applications, one relates to microvesicles and microRNA related to Pathfinder Cells and their use in treating damaged tissue, the second relates to the use of Pathfinder Cells in cell therapies to treat cardiac, renal and other diseases, and the third relates to an improved cell growth and culture technology characterized by reduced telomere attrition.  We intend to convert the three provisionals into PCT or non-provisional US applications.  With the exception of the US provisional applications related to microvescicles and cell growth technology, the patent applications licensed from the University of Glasgow comprise our core technology and are important to the development of Pathfinder Cells as well as to therapies based on those cells.  The application relating to microvesicles would become important if the microvescicles themselves show efficacy.  The cell growth technology patent application covers technology that has potential to be developed independent of the others.  Any patent which may issue from a pending application will generally expire 20 years from the date of the earliest non-provisional patent application upon which it is based.

In addition, we have licensed a family of patents and patent applications from the Massachusetts General Hospital which relate to the use of cells for the treatment of diabetes and for the induction of immune tolerance.  We do not believe that this patent and patent application family is important to the development of Pathfinder Cells or therapies based on those cells.  We licensed this technology to enhance our freedom to operate under the technology licensed from the University of Glasgow.  The portfolio includes six issued US patents and various granted and pending foreign counterparts.  The issued US patents relate to nestin-positive pancreatic stem cells and their therapeutic use in treating diabetes mellitus and in pre-inducing a state of immune tolerance before organ transplantation.  All six issued US patents are projected to expire in December 2020.

Licenses

Our wholly-owned subsidiary, Pathfinder, LLC, has a worldwide exclusive license for the technology relating to PCs from the University of Glasgow. Under the terms of the license, the University of Glasgow and the founding scientists received membership units in Pathfinder, LLC, which were converted into equity of our company in the Merger. In addition, the University of Glasgow is entitled to receive royalties on sales of products making use of the PCs and related technology.

Our wholly-owned subsidiary, Pathfinder, LLC, also has a worldwide exclusive license for a family of patents and patent applications covering related technology from the Massachusetts General Hospital. Under the license agreement, the hospital is entitled to royalties based on sales of products related to the licensed technology, and additional royalties based on sales of product related to the technology licensed from the University of Glasgow, in each case up to a maximum agreed upon amount.  The hospital is also entitled to periodic license fees in agreed upon amounts through the date of first commercial sale.  Under the license agreement, as amended, in the event Pathfinder, LLC were to be acquired or substantially all of its assets were to be sold, Pathfinder, LLC agreed to pay the hospital 3% of the sale price received.   The Merger qualified as an acquisition of Pathfinder, LLC for purposes of this provision, and its principal member, Breisgau BioVentures SA, satisfied Pathfinder, LLC’s full obligation under this provision by effectively transferring to the hospital a portion of the shares to which it was entitled in the Merger, the transferred portion representing 3% of the Merger share consideration. Our rights under the license agreement are subject to agreed upon development and other milestones. Unless terminated earlier as provided in the license agreement, the license agreement shall remain in effect until the date on which all patents or patent applications covered thereby have expired or been abandoned.

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that any product candidates we choose to develop, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies.

Sales and Marketing

We may choose to partner with large biotechnology or pharmaceutical companies for sales and marketing, if and when applicable, or alternatively develop our own sales force to market our cell therapy products in the United States. An important factor in determining whether to invest in building our own sales force will be the size of the sales force anticipated to be required to achieve meaningful market penetration, which in turn would depend in part on the concentration of the treatment market.

For overseas markets, we would consider partnering with large biotechnology and pharmaceutical companies, if and when applicable, to assist with marketing and sales of any cell therapy products we develop.

Government Regulation

Our research and development activities and the future manufacturing and marketing of our potential products are, and will be, subject to regulation for safety and efficacy by a number of governmental authorities in the United States and other countries.

In the United States, pharmaceuticals, biologicals and medical devices are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing in human subjects, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

FDA Approval Process

We will need to obtain FDA approval of any therapeutic product we plan to market and sell. The FDA will only grant marketing approval if it determines that a product is both safe and effective. The testing and approval process will require substantial time, effort and expense. The steps required before our products may be marketed in the United States include:

Preclinical Laboratory and Animal Tests. Preclinical tests include laboratory evaluation of the product candidate and animal studies in specific disease models to assess the potential safety and efficacy of the product candidate as well as the quality and consistency of the manufacturing process.

Submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before U.S. human clinical trials may commence. The results of the preclinical tests are submitted to the FDA, and the IND becomes effective 30 days following its receipt by the FDA, as long as there are no questions, requests for delay or objections from the FDA. The sponsor of an IND must keep the FDA informed during the duration of clinical studies through required amendments and reports, including adverse event reports.

Adequate and Well-Controlled Human Clinical Trials to Establish the Safety and Efficacy of the Product Candidate. Clinical trials, which test the safety and efficacy of the product candidate in humans, are conducted in accordance with protocols that detail the objectives of the studies, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product candidate administered in a U.S. clinical trial must be manufactured in accordance with cGMP.

The protocol for each clinical study must be approved by an independent Institutional Review Board, or IRB, at the institution at which the study is conducted, and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product candidate, ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution.

Clinical development is traditionally conducted in three sequential phases, which may overlap:

•
In Phase I, product candidates are typically introduced into healthy human subjects or into selected patient populations ( i.e.,  patients with a serious disease or condition under study, under physician supervision) to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

•
Phase II involves studies in a limited population of patients with the disease or condition under study to (i) determine the efficacy of the product candidates for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible and common adverse effects and safety risks. (Phase II may divided into Phase IIa and Phase IIb studies to address these issues.) When a dose is chosen and a candidate product is found to have preliminary evidence of effectiveness, and to have an acceptable safety profile in Phase II evaluations, Phase III trials begin.

•
Phase III trials are undertaken to develop additional safety and efficacy information from an expanded patient population, generally at multiple study sites. This information obtained is used to develop a better understanding of the risks and benefits of the product candidate and to determine appropriate labeling for use.

Based on clinical trial progress and results, the FDA may request changes or may require discontinuance of the trials at any time if significant safety issues arise.

Submission to the FDA of Marketing Authorization Applications and FDA Review. The results of the preclinical studies and clinical studies are submitted to the FDA as part of marketing approval authorization applications such as New Drug Applications (NDAs) or Biologics License Applications (BLAs). The FDA will evaluate such applications for the demonstration of safety and effectiveness. A BLA is required for biological products subject to licensure under the Public Health Service Act and must show that the product is safe, pure and potent. In addition to preclinical and clinical data, the BLA must contain other elements such as manufacturing materials, stability data, samples and labeling. FDA approval of a BLA is required prior to commercial sale or shipment of a biologic. A BLA may only be approved once the FDA examines the product and inspects the manufacturing establishment to assure conformity to the BLA and all applicable regulations and standards for biologics.

The time for approval may vary widely depending on the specific product candidate and disease to be treated, and a number of factors, including the risk/benefit profile identified in clinical trials, the availability of alternative treatments, and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add substantially to the review time.

The FDA’s marketing approval for a product is limited to the treatment of a specific disease or condition in specified populations in certain clinical circumstances, as described on the approved labeling. The approved use is known as the “indication.” After the FDA approves a product for the initial indication, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing (Phase IV studies) and surveillance to monitor for adverse effects, which could involve significant expense. The FDA may also elect to grant only conditional approval.

Ongoing Compliance Requirements

Even after product approval, there are a number of ongoing FDA regulatory requirements, including:

•	Registration and listing;

•	Regulatory submissions relating to changes in an NDA or BLA (such as the manufacturing process or labeling) and annual reports;

•	Adverse event reporting;

•	Compliance with advertising and promotion restrictions that relate to drugs and biologics; and

•	Compliance with GMP and biological product standards (subject to FDA inspection of facilities to determine compliance).

Other Regulations

In addition to safety regulations enforced by the FDA, in the United States we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, federal, state and local regulations. For instance, product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements.

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for products.  The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

SyntheMed Business

Through the legacy SyntheMed business, we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

 Our strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the legacy SyntheMed business and maintaining the business on a limited basis without significant development or investment pending any such transaction.

REPEL-CV® Adhesion Barrier

 REPEL-CV is a bioresorbable adhesion barrier film designed to be placed over the surface of the heart at the conclusion of the surgical procedure to reduce the formation of post-operative adhesions.  The significant trauma, bleeding and fluid accumulation in the pericardial cavity during an open heart surgical procedure invariably results in the formation of dense, vascularized adhesions which cause the heart to become attached to the inner surface of the sternum as well as to other vascular structures and organs adjacent to the heart.  These adhesions evolve over time from the initial bridging of fibrin in the form of clots which form from the residual blood present upon the completion of the reconstructive surgical procedure on the heart.  By placing REPEL-CV over the heart, the bridging of the fibrin is blocked and thus the severity of these adhesions is reduced.  The use of REPEL-CV may benefit any patient who could be considered a candidate for subsequent open heart surgery.  We estimate that approximately 15-20% of the total open heart surgical procedures performed in the United States involve patients who have had prior open heart surgery and this percentage is expected to increase as the population ages and life expectancy continues to increase.  The presence of adhesions at the point of reoperation represents a significant complication which increases the risk to the patient and the cost of the procedure.  REPEL-CV is the first product approved by the FDA to address this surgical complication.

Sales and Marketing

We sell REPEL-CV in the United States through independent representatives and internationally through distributors.  Following the Merger and the change in focus of our business, we no longer devote meaningful resources to marketing activities for REPEL-CV.

Manufacturing

 REPEL-CV is manufactured by a series of three independent contract manufacturers. The contract manufacturers rely on various sources, approved by us, for the raw materials and components. We believe that alternative sources for these raw materials and components are available. We utilize independent testing facilities to evaluate products produced by the manufacturers for quality assurance purposes.

Competition

The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration.  REPEL-CV competes in market segments where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.  REPEL-CV is the only anti-adhesion product approved by the FDA for use in open heart surgeries.  We nevertheless encounter competition in the United States from other products like CardioWrap®, a product of Mast Surgical, and licensed, in certain markets, to CryoLife, and Preclude®, a product of WL Gore, which are being used off label to reduce adhesions particularly in staged procedures performed on neonatal patients.  There are a number of other adhesion prevention products, such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, CoSeal®, a product of Angiotech Pharmaceuticals, Inc., and Adept®, a product of ML Labs Ltd., both licensed in certain markets to Baxter International, some of which have been approved in international markets for the same indication. These competitive products are not supported by controlled clinical studies of the type that have been conducted for REPEL-CV through the FDA regulatory process, which, we believe, has contributed to their achieving very limited use.

Yissum Agreement

On December 1, 2011, we entered into an agreement with Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”) relating to the polymer technology that comprises the core technology of our SyntheMed business (the “Polymer Technology”).  The agreement replaces a prior agreement originally entered into with Yissum in 1991 and amended on several occasions, under which we were granted ownership of the Polymer Technology subject to payment of minimum royalties.  Pursuant to and in connection with the new agreement, (i) we assigned to Yissum all of our right, title and interest in and to the patents and other intellectual property relating to the Polymer Technology; (ii) Yissum granted us a worldwide exclusive royalty-bearing license under the Polymer Technology in the following fields (A) for REPEL-CV for cardiac indications and (B) for thermo-responsive polymers to be used for or in direct connection with (1) Pathfinder Cells, (2) drugs or biologics for the prevention or treatment of cancer or (3) post surgical adhesion prevention (the “RTG Field”); (iii) we agreed to fund, and Yissum agreed to conduct, a $40,000 research program relating to the Polymer Technology; (iv) we paid $150,000 in cash to Yissum and we issued to Yissum one million shares of our common stock; and (v) we exchanged broad mutual releases with Yissum in respect of any prior claims which included any claims by Yissum for accrued and unpaid royalties or other amounts owing under the old agreement.  Subject to certain conditions, the license granted to us under the new agreement expires, on a country-by-country basis, upon the later of (i) the date of expiration in such country of the last to expire of the relevant licensed patent, (ii) the date of expiration of any exclusivity on the relevant product granted by a regulatory body in such country or (iii) the end of a period of 20 years from the date of first commercial sale in such country.  We are permitted to grant sublicenses in our rights to the Polymer Technology upon certain terms and conditions.  Our rights under the new agreement are not subject to payment of minimum royalties, as they were under the prior agreement.  Our rights to the Polymer Technology in the RTG Field are subject to compliance with a development plan which we are to provide within an agreed upon time frame and which will be subject to Yissum’s approval.

Under the Yissum Agreement, we currently hold a license under eight United States patents, four European patents, one Canadian patent and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The patents are scheduled to expire on various dates from July 2016 through May 2022.  In addition, there are a number of patent applications in various stages of prosecution.   The expiration date of the first patent relevant to REPEL-CV is in 2016.  The U.S. patent terms may be extended for a maximum of five years, depending upon the circumstances associated with regulatory approval. Only one patent which covers a marketed product may be term extended. If a patent expires before a product covered by such patent is marketed, patent term extension does not apply.  We have applied for an extension of the expiration date of the United States patent due to expire in July 2016.

Government Regulation

Regulation by FDA. REPEL-CV is classified as a Class III medical device, requiring a PreMarket Approval (“PMA”) application review process prior to commercial distribution in the United States.  In March 2009, the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval was consistent with the earlier recommendation in September 2007 of the FDA’s Circulatory System Devices Advisory Panel, which also recommended the development of additional clinical data as a basis for expanding the indicated use to include adult patients. As stipulated in the PMA approval, we must conduct a post-approval safety study in pediatric patients. We have not performed the post-approval study, due to a lack of funding and change in the focus of the business of our company following the Merger.  In August 2009, we obtained direction from the FDA regarding the additional clinical data requirements for the adult indication.  Clearance to commence these clinical studies is subject to submission to and approval by the FDA of an Investigational Device Exemption (“IDE”)  application.  We do not intend to proceed with the IDE application, as funding of the clinical studies will be costly and does not fit with our business strategy following the Merger.

Foreign Regulation. International sales of medical devices are subject to the regulatory requirements of each country in which the products are sold.  The regulatory review and approval process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements.  To date, REPEL-CV has received approval for marketing in a limited number of international markets. In some markets the approval includes the adult indication and in other markets the approval is limited to a pediatric indication similar to the United States marketing approval. In August 2006 we received a CE Mark certification for the use of REPEL-CV in cardiac surgeries, permitting us to market REPEL-CV in the European Union as well as other countries that have adopted the European Union’s regulatory standards.

Human Resources

We currently have one employee, Mr. John Benson, our CFO.  Dr. Richard Franklin, our CEO, renders services to us on a part-time, consulting basis.  Each of these individuals also provides services to Tarix Pharmaceuticals, a private biopharmaceutical company of which Dr. Franklin and our Chairman, Mr. Joerg Gruber, are co-founders, which can potentially interfere with the time and attention these individuals devote to our company.  We utilize other consultants on an as needed basis for specific tasks and projects. We may hire additional staff as our development programs progress and our needs require.

Executive Officers

Our executive officers are as follows:

Name	Age	Positions with the Company

Richard L. Franklin, MD	66	Chief Executive Officer, President , Secretary and director

John M. Benson	50	Chief Financial Officer and Treasurer

Richard L. Franklin, M.D., Ph.D. has served as CEO, President and Secretary of our company since September 2011 and as a director since December 2000.  He served as Executive Chairman of our company from October 2008 to September 2010, and as Chairman from June 2003 until September 2011.  Dr. Franklin is a co-founder of Pathfinder, LLC and has served as its CEO, President and sole manager since its inception.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Dr. Franklin is founder, CEO and a director of Tarix Pharmaceuticals, a private company developing peptides for stem cell engraftment and other oncology related indications. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company. Earlier, Dr. Franklin worked as an investment banker at Tucker Anthony, and as a consultant at Boston Capital Europe. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

John M. Benson has served as CFO and Treasurer of our company since September 2011.  Prior thereto, and since 2006, he had served as controller of our company. From 2003 to 2005, Mr. Benson served as controller of the spine products division of Stryker Corporation. Mr. Benson is a certified public accountant with over twenty five years experience in corporate accounting and finance. Mr. Benson holds a degree in accounting from Saint Bonaventure University.

Scientific Advisory Board

We intend to establish a scientific advisory board comprised of leading researchers and scientists whose collective expertise is intended to complement the focus of our technology and product development activities.  Compensation to members of the advisory board may take the form of cash or equity-based payments and may include royalties in respect of covered products.  None of the members of the advisory board are expected to be employed by us and, therefore, will likely have employment, consulting or other commitments to other entities which may compete with their obligations to us.

Certain Historical Activities

We are a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd.  We changed our name to Life Medical Sciences, Inc. in June 1992 and to SyntheMed, Inc. in May 2005. On September 2, 2011, we engaged in the Merger with Pathfinder, LLC, a Massachusetts limited liability company that commenced operations in November 2008. Pathfinder, LLC was deemed to be the “accounting acquirer” in the Merger, and the transaction has been accounted for as a reverse acquisition of our company by Pathfinder, LLC under the purchase method of accounting for business combinations in accordance with United States generally accepted accounting principles. In connection with and on the same date as the Merger, we changed our name to Pathfinder Cell Therapy, Inc. and increased the number of our authorized shares of Common Stock from 150 million to one billion.

Item 1A.   Risks Factors.

Investing in our securities involves a high degree of risk.  You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our securities. The following factors affect our business and the industry in which we operate.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business.  If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

We are at an early stage of development, making our future viability and success uncertain.

Our business is at an early stage of development. We are subject to all of the business risks associated with an early stage enterprise.  We are still in the process of conducting laboratory research to determine potential product candidates, and have not yet identified a lead product candidate or begun clinical trials with respect to any product candidates.  The success of our business will depend on many factors including, without limitation, our ability to obtain additional capital as and when needed, identify a viable, lead product candidate, successfully complete preclinical testing and clinical trials, obtain marketing approvals, establish manufacturing capacity to support both development and commercialization activities and establish sales and marketing capacity. We may not be able to develop any products, initiate or complete clinical trials for any product candidates, obtain requisite regulatory approvals or commercialize any products. Any potential products may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any potential product incorporating our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production. As a result of our early stage of development, the future viability and success of our company is uncertain.

We have incurred losses since inception and may never achieve or sustain profitability.

We have never generated any profits, and we have incurred significant operating losses. We expect to incur operating losses for the foreseeable future. We had an accumulated deficit of $13,185,000 as of December 31, 2011, and had net losses of approximately $11,270,000 for the year ended December 31, 2011 and $1,294,000 for the comparable prior year.  With the exception of REPEL-CV, which has generated only minimal revenue, we do not currently have any sources of revenue and may not have any sources of revenue in the foreseeable future. The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate some or all of our research and development programs and may be forced to cease operations.

Our consolidated financial statements for the year ended December 31, 2011 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2011 with respect to this uncertainty.  We do not anticipate generating meaningful revenue from REPEL-CV or otherwise in the foreseeable future and we will need to raise additional capital to fund our operating requirements and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Based upon our current plan of operations, and assuming we raise capital as and when needed, we anticipate spending approximately $3 million on research and development and other activities during the 12 months ending December 31, 2012.  Our capital requirements will depend on many factors, including:

•	The number and type of product candidates that we pursue;

•	The progress, timing, scope, number and complexity of preclinical studies and clinical trials that we undertake;

•	The timing and cost involved in obtaining FDA and other regulatory approvals;

•	Costs related to maintaining, expanding and enforcing our intellectual property portfolio;

•
Whether we enter into joint venture, licensing or other strategic transactions involving funding or otherwise relating to research and development, manufacturing or marketing activities, and the scope and terms of any such arrangements;

•
The complexity and costs associated with developing manufacturing processes, including quality control systems, and establishing  manufacturing capabilities, whether directly or through third parties, for clinical trials as well as for larger scale commercial manufacturing; and

•	The time and cost necessary to launch and successfully commercialize our product candidates, if approved.

We may seek to raise additional capital through equity or debt financing and collaborative arrangements, or some combination thereof. Additional capital may not be available on acceptable terms, or at all. If we raise capital through the sale of equity-based securities, dilution to our then-existing equity investors would result. If we obtain capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.  If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned research and development programs and otherwise limit or cease our operations.

We face extensive governmental regulation by the FDA and foreign agencies and any failure to adequately comply could prevent or delay product approval or cause the disallowance of our products after approval.

           We, and any third-party contractors, suppliers and partners we may engage, as well as any product candidates, are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of our potential product candidates can be marketed in the United States until it has been approved by the FDA.  No product candidate incorporating our cell therapy technology has been approved, and we may never receive FDA approval for any such product candidate. Obtaining FDA approval typically takes many years and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues.

In addition, both before and after regulatory approval, we, our partners and any product candidates we seek to develop, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007. This legislation provides the FDA with expanded authority over drug products after approval and the FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. We cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

In order to market any of our products outside of the United States, we and any strategic partners and licensees we engage must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Approval by the FDA does not automatically lead to the approval of authorities outside of the United States and, similarly, approval by other regulatory authorities outside the United States will not automatically lead to FDA approval. In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Our product candidates may not be approved for all indications that we request, which would limit uses and adversely impact our potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which any potential product may be marketed or require costly, post-marketing follow-up studies.

If we fail to comply with applicable regulatory requirements in the United States and other countries, among other things, we may be subject to fines and other civil penalties, delays in approving or failure to approve a product, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, interruption of manufacturing or clinical trials, injunctions and criminal prosecution, any of which would harm our business.

Our product candidates may not successfully complete clinical trials or obtain regulatory approval, and as a result our business may never achieve profitability.

To obtain regulatory approvals needed for the sale of our future product candidates, we must demonstrate through testing and clinical trials that each candidate is both safe and effective for the human population that it was intended to treat.  Often, two well-controlled Phase III clinical trials are required. The clinical trial process is complex and the regulatory environment varies widely from country to country. Positive results from testing and early clinical trials do not ensure positive results in Phase III human clinical trials. It is not uncommon to suffer significant setbacks in Phase III, potentially pivotal clinical trials, even after promising results in earlier trials. The results from our trials, if any, may show that our product candidates produce undesirable side effects in humans or that they are not safe or effective or not safe or effective enough to compete in the marketplace. Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of the product candidate. Moreover, we, the FDA, or foreign agencies may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that the product candidates are not safe or effective enough. Clinical trials are lengthy and expensive.  They require sufficient patient enrollment, which is a function of many factors, including:

•	the size of the patient population;

•	the nature of the protocol (i.e., how the drug is given, and the size and frequency of the dose and use of placebo control);

•	the proximity of patients to clinical sites; and

•	the eligibility criteria for the clinical trial (i.e., age group, level of symptoms, concomitant diseases or medications etc.).

The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

•	FDA or IRB (Internal Review Board of the applicable institution at which the trial is conducted) objection to proposed protocols;

•	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;

•	unforeseen safety issues;

•	determination of dosing issues and related adjustments;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	product quality problems (e.g., sterility or purity);

•	challenges to patient monitoring and data collection during or after treatment (for example, patients’ failure to return for follow-up visits); and

•	failure of medical investigators to follow our clinical protocols.

Delays in commencement or completion of clinical trials, or negative outcomes, can result in increased costs and longer development times.  Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the particular product candidate that was tested.

In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.  Changes in regulatory policy or guidance or additional regulations adopted during product development and regulatory review of information we submit could also require us to change clinical protocols or otherwise result in delays or rejections. Increased public attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials.  Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

We may find it difficult to enroll patients in clinical trials.

Although the initial clinical uses of Pathfinder Cells are expected to be for diseases that affect a large number of people (diabetes, myocardial infarction, kidney damage), it may nevertheless be difficult to recruit patients for clinical trials. There are some treatments for each of these diseases, and there are other treatments under development that may be undergoing clinical trials at the same time. This could make it difficult for us to enroll the number of patients that may be required for the clinical trials we would be required to conduct in order to obtain marketing approval for our product candidates. Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

We intend to rely on medical research institutions and clinical investigators to conduct clinical trials, which will result in a loss of control by us over the performance of the trials and could adversely affect our ability to obtain regulatory approval for product candidates .

We intend to rely on third parties such as contract research organizations (CROs), medical research institutions and clinical investigators to conduct clinical trials of our product candidates. Our dependence upon these relationships will reduce our control over these activities and could adversely affect our ability to obtain regulatory approval for product candidates, or the timing thereof. Such institutions or investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs directly. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or otherwise, our clinical trials may be extended, delayed or terminated.  We may be unable to quickly replace any such third party. Such third parties may also have relationships with other commercial entities that compete with us.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Any clinical trials we undertake will involve people, and we and third parties with whom we contract also do research involving animals. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Public attitudes may be influenced by claims that our technology or that regenerative medicine generally is unsafe for use in research or is unethical and akin to cloning. In addition, animal rights activists could protest or make threats against facilities in which our research activities are conducted, which may result in property damage and subsequently delay our research. Ethical and other concerns about our methods, particularly our use of human subjects in clinical trials or the use of animal testing, could adversely affect market acceptance of our product candidates.

Our research and development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our cell therapy technology creates significant challenges with respect to product development and optimization, manufacturing, government regulation and approval, third-party reimbursement and market acceptance. For example, the FDA has relatively limited experience with the development and regulation of cell therapy products and, therefore, the pathway to marketing approval for our cell therapy product candidates may accordingly be more complex, lengthy and uncertain than for a more conventional product candidate. The indications of use for which we choose to pursue development may have clinical effectiveness endpoints that have not previously been reviewed or validated by the FDA, which may complicate or delay our effort to ultimately obtain FDA approval. Our efforts to overcome these challenges may not prove successful, and any product candidate we seek to develop may not be successfully developed or commercialized.

We will depend on strategic collaborations with third parties to develop and commercialize product candidates, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

A key aspect of our strategy is to seek collaboration with a partner, such as a large pharmaceutical organization, that is willing to further develop and commercialize a selected product candidate.  To date, we have not entered into any such collaborative arrangement.

By entering into any such strategic collaboration, we may rely on our partner for financial resources and for development, regulatory and commercialization expertise. Our partner may fail to develop or effectively commercialize our product candidate because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals;

•	determine that the market opportunity is not attractive; or

•	cannot manufacture or obtain the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

We may not be able to enter into a collaboration on acceptable terms, if at all.  We face competition in our search for partners from other organizations worldwide, many of whom are larger and are able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support.

If we are not successful in attracting a partner and entering into a collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate. In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Third parties to whom we may license or transfer development and commercialization rights for products covered by intellectual property rights may not be successful in their efforts, and as a result, we may not receive future royalty or other milestone payments relating to those products or rights.

If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

 Our business depends on licenses from third parties.  These third party license agreements impose obligations on us, such as payment obligations and obligations diligently to pursue development of commercial products under the licensed patents.  If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights.  During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected.  If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be adversely affected.

We may not be able to obtain sufficient supply of our product candidates to support preclinical, clinical and commercial use, which will delay or prevent further development and regulatory approval of any such product candidates.

We have no internal manufacturing capacity and intend to rely on arrangements with third parties to supply quantities of product candidates sufficient for preclinical and clinical use, as well as for commercial use. The manufacture of cell-based therapies is a complicated and difficult process.  Cells produced to date have been grown only under laboratory conditions and only in small numbers sufficient to be used in preclinical testing involving smaller animals.  For testing in models involving larger animals, and for toxicology testing and clinical trials, much larger numbers of cells will be required.  If we are not able to enter into arrangements to supply quantities sufficient for preclinical and clinical use, further development of such product candidate will be delayed or prevented.  Similarly, if we are unable to establish arrangements to supply quantities sufficient for commercial use, we will be unable to obtain regulatory approval for those product candidates. Moreover, we cannot assure investors that any contract manufacturers or suppliers we may procure will be able to supply product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

Our Products May Not Achieve Market Acceptance, Thereby Limiting Our Potential to Generate Revenue.

Product candidates incorporating our cell therapy technology are anticipated to represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. Even if a product candidate of ours is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth, will depend on a number of factors, including:

•	clinical efficacy and safety;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	availability and cost of alternative treatments;
•	pricing and cost-effectiveness, which may be subject to regulatory control;
•	effectiveness of our or any of our partners’ sales and marketing strategies;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•	the availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance and our ability to generate revenues from that product candidate would be substantially reduced.

If users of any product we may eventually have are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, our revenues and profitability will suffer.

Our ability to successfully commercialize any product we may eventually have will depend in significant part on the extent to which appropriate coverage of and reimbursement for such product and any related treatments are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.  Third-party payors are increasingly challenging the prices charged for medical products and services.  We cannot provide any assurance that third-party payors will consider any product we may eventually have cost-effective or provide coverage of and reimbursement for such product, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products.  Third-party payors may conclude that any product we may eventually have is less safe, less clinically effective, or less cost-effective than existing products, and third-party payors may not approve such product for coverage and reimbursement.  If we are unable to obtain adequate coverage of and reimbursement for any product we may eventually have from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them.  Such reduction or limitation in the use of any such product would cause sales to suffer.  Even if third-party payors make reimbursement available, payment levels may not be sufficient to make the sale of any such product profitable.

In addition, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for any product we may eventually have.  Many third-party payors, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies.  The market for any product we may eventually have depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement.  These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payors.  This increased competition has led to a downward pricing pressure in the industry.  The cost containment measures that third-party payors are instituting could have a material adverse effect on our ability to operate profitably.

Health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of reform that could affect our business is drug reimportation into the United States (i.e., the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at lower prices). Initiatives in this regard could decrease the price we or any potential collaborators receive for our product candidates if they are ever approved for sale, adversely affecting our future revenue growth and potential profitability. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or adversely affect our ability to raise capital or to obtain strategic partnerships or licenses.

We face intense competition and rapid technological change, which could limit our revenue potential.

The biotechnology, pharmaceutical and regenerative medicine industries are characterized by intense competition. We face competition from companies and institutions that, like us, are focused on discovering and developing novel products and therapies for the treatment of human disease based on regenerative medicine technologies or other novel scientific principles, as well as traditional pharmaceutical and non-cell based therapy approaches. Our competitors have products that have been approved or are in advanced development and may succeed in developing therapies that are more effective, safer and more affordable or more easily administered than ours, or that achieve patent protection or commercialization sooner than any products we may develop.   Many of these competitors have significantly greater capital resources and experience in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing than we currently do, as well as established manufacturing and sales and marketing capabilities.  We anticipate that competition in the regenerative medicine industry will increase. In addition, the health care industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Competitors may develop and market products and therapies that render any products we develop less competitive or otherwise obsolete.

We are dependent on a limited management team and key scientists, the loss of whom could harm our business.

Our business is dependent on a limited number of management personnel, consisting of Dr. Richard Franklin, our President and CEO, and Mr. John Benson, our CFO and sole employee.   Dr. Franklin renders services to us on a part-time consulting basis with no minimum time commitment.  In addition to their services for our company, Dr. Franklin and Mr. Benson also serve as CEO and financial consultant, respectively, of Tarix Pharmaceuticals, a private biopharmaceutical company of which Dr. Franklin and our Chairman, Mr. Joerg Gruber, are co-founders, which can potentially interfere with the time and attention they devote to our company.  If any member of our management leaves, we may be unable on a timely basis to hire suitable replacements to operate our business effectively. We are also dependent on the services of Dr. Paul Shiels and Dr. Wayne Davies, who are co-inventors of key aspects of our cell therapy technology and assist with our research and development program, and each of whom has commitments to other entities that may limit their availability to us.  There is intense competition for qualified managerial personnel and scientists from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities.  The loss or unavailability of the services of any of our management or these scientists, could materially adversely affect our business. We do not have key-man insurance on the lives of any of our management personnel.

Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

Developing and commercializing drug and human therapeutic products entails significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products. Consumers may make product liability claims directly against us and/or our collaborators, and our collaborators or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims. While we have insurance coverage that we believe to be adequate for our existing preclinical activities, we will need to increase and expand our insurance coverage if we commence clinical trials, as the level of clinical trial activity expands, and if any product candidate is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities.  Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop. Product liability claims could damage our reputation and have a material adverse effect on our business and results of operations. Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.  Any of these results would substantially harm our business.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

 As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and any exchange on which our securities may be listed.  Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to their requirements.  Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain.  If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective.  Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.  New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees, and as executive officers.  We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Risks Related to Our Intellectual Property

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

 If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make or use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.  If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop any affected product candidate commercially.  There can be no assurance that we will not be obliged to defend ourselves in court against allegations of infringement of third party patents.  Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

 If we are unable to obtain patent protection and other proprietary rights, our operations will be significantly harmed.

 Our ability to compete effectively is dependent upon obtaining patent protection relating to our technologies. The patent positions of pharmaceutical, biotechnology, and cell therapy companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether pending patent applications for our technology will result in the issuance of patents, or if any issued patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until the applications are published (usually 18 months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that the inventors of our intellectual property, whether owned or licensed by us, were the first to make the inventions at issue or that any patent applications at issue were the first to be filed for such inventions. There can be no assurance that patents will issue from pending patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

 For our licensed intellectual property, we have limited control over the amount or timing of resources that are devoted to the prosecution of such intellectual property.  Due to this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any licensed patents will result from licensed applications or, if they do, that they will be maintained. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We rely on licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we do not maintain control over the payment of annuities, we cannot assure you that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned.  In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

 The patent protection of potential product candidates involves complex legal and factual questions.  To the extent that it would be necessary or advantageous for any of our licensors to cooperate or lead in the enforcement of our licensed intellectual property rights, we cannot control the amount or timing of resources such licensors devote on our behalf or the priority they place on enforcing such rights. We may not be able to protect our intellectual property rights against third party infringement, which may be difficult to detect. Additionally, challenges may be made to the ownership of our intellectual property rights, our ability to enforce them, or our underlying licenses.

 We cannot be certain that any of the patents issued to us or to our licensors will provide adequate protection from competing products. Our success will depend, in part, on whether we or our licensors can:

•	obtain and maintain patents to protect product candidates;

•	obtain and maintain any required or desirable licenses to use certain technologies of third parties, which may be protected by patents;

•	protect our trade secrets and know-how;

•	operate without infringing the intellectual property and proprietary rights of others;

•	enforce the issued patents under which we hold rights; and

•	develop additional proprietary technologies that are patentable.

The degree of future protection for our proprietary rights (owned or licensed) is uncertain. For example:

•	we or our licensor might not have been the first to make the inventions covered by pending patent applications or issued patents owned by, or licensed to, us;

•	we or our licensor might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of the technologies owned by, or licensed to, us;

•	it is possible that none of the pending patent applications owned by, or licensed to, us will result in issued patents;

•
any patents under which we hold rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws; or

•	any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully in light of the continuing evolution of domestic and foreign patent laws.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

 We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Further, we have limited control, if any, over the protection of trade secrets developed by our licensors. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

 A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

 A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, and other technologies potentially relevant to or required by our potential product candidates. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware of a number of patent applications and patents claiming use of cells or modified cells to treat disease, disorder or injury.

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates or their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. If our product candidates or their methods of manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches of patents issued to third parties relating to possible product candidates. Consequently, no assurance can be given that third-party patents containing claims covering any product candidate we choose to develop, its method of use or manufacture do not exist or have not been filed and will not be issued in the future. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates. A patent holder could prevent us from importing, making, using or selling the patented compounds. We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees, if we are found to have willfully infringed a third party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms if at all; or

•	significant cost and expense, as well as distraction of our management from our business.

 As a result, we could be prevented from commercializing current or future product candidates.

Risks Relating to REPEL-CV

In addition to many of the other risks described herein relating to our focus as a regenerative medicine company, many of which are also applicable to REPEL-CV, our ability to continue to commercialize and generate revenue from REPEL-CV is subject to the following risks:

Marketing and sale of REPEL-CV is subject to government regulation, including performance of a post-approval study which we have not performed and which may jeopardize our ability to continue marketing and selling this product.

Repel-CV is subject to extensive governmental regulation as a medical device in the United States by the FDA and by comparable foreign agencies in international markets in which it is sold. The FDA regulates clinical testing, manufacturing, labeling, distribution and promotion of medical devices.  Internationally, regulation varies from country to country, and many countries regulate medical devices in a fashion comparable to the United States. Following completion of clinical trials and submission of a premarket approval application in 2007, in March 2009 the FDA approved REPEL-CV for use in reducing the severity of post-operative adhesions in pediatric patients who are likely to require reoperation via sternotomy.  The approval stipulated that we conduct a post-approval safety study in pediatric patients.  We have not performed the post-approval study, due to a lack of funding and change in the focus of the business of our company following the Merger.  As a result, the FDA may seek to withdraw its marketing approval of REPEL-CV, which would preclude us from marketing and selling REPEL-CV in the United States and could jeopardize foreign approvals as well.

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

If we fail to meet our obligations under our license agreement with Yissum, we may lose our rights to the REPEL-CV technology.

 Our rights to the REPEL-CV technology, as well as other Polymer Technology, are dependent upon a license agreement with Yissum.  The agreement imposes obligations on us, such as payment obligations and obligations diligently to pursue development and commercialization of products under the licensed patents.  If Yissum believes that we have failed to meet our obligations, Yissum could seek to limit or terminate our license rights, which could lead to a loss of the licensed rights and our ability to continue selling REPEL-CV.

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price.

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 29, 2012, we had 667,160,870 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

•	700,000 shares upon exercise of outstanding warrants, exercisable at $.50 per share and expiring on September 30, 2012;

•	9,630,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

•	6,276,306 shares upon exercise of outstanding warrants, exercisable at $.055 per share and expiring on September 30, 2016;

•	22,008,543 shares upon exercise of outstanding options, exercisable at prices ranging from $0.05 to $1.16 per share and expiring from April 22, 2012 to September 16, 2021; and

•	11,400,000 shares upon conversion of notes in the aggregate principal amount of $570,000 in a pending capital raise by our company, plus additional shares for accrued interest thereon.

Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act of 1933 (as amended, the “Securities Act”), except that shares held by “affiliates” of our company, as that term is used within the meaning of Rule 144 under the Securities Act, may only be sold in accordance with the volume and other limitations of Rule 144.  The Rule 144 holding period requirement is believed to have been satisfied with respect to all presently outstanding shares of common stock.  Exercise of substantially all of our outstanding options (other than those assumed in the Merger) are presently covered by registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933).  We intend to file a registration statement covering exercise of the options assumed in the Merger shortly.  As such, holders of these options will be free to sell the underlying shares in the public market without restriction so long as the registration statements remain current.  In addition, many of the warrants include a cashless exercise provision which, if utilized, would permit the holder to sell the underlying shares in reliance upon Rule 144 without commencement of a new holding period.  Substantially all of the shares issued to the former Pathfinder, LLC members in the Merger are subject to resale restrictions under a lock-up agreement entered into in anticipation of the Capital Raise.  Under the lock-up agreement, the holders have agreed, for a period of three years from the date of consummation of the Capital Raise or earlier upon the sale or transfer of substantially all of our assets and business, not to sell, transfer or otherwise dispose of such shares without the prior written consent of Clubb Capital Limited, who acted as placement agent for the Capital Raise. Sales or the availability for sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.

There is currently a limited market for our stock, and any trading market that exists in our stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

Our common stock is traded on the OTCQB trading market. There is currently a limited market for our stock and there can be no assurance that an active market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

Our stock price is volatile, and investors may not be able to resell our shares at a profit or at all.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage human therapeutic development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of any product candidates, including clinical study results and determinations by regulatory authorities with respect thereto;

•	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

•	regulatory developments in the United States and in foreign countries.

 Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock.

Provisions in Our Charter and Delaware Law May Deter a Third Party From Seeking to Obtain Control of us or May Affect Your Rights as a Stockholder.

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

Ownership of our common stock is concentrated in the hands of a few stockholders, which will limit other stockholders’ influence in stockholder decisions.

At February 29, 2012, approximately 38% of our outstanding common stock was beneficially owned by one investor, and an additional approximate 17% of our outstanding common stock was beneficially owned in the aggregate by Dr. Franklin, our CEO and Mr. Gruber, the Chairman of our Board of Directors. As a result, these persons could significantly influence or control all matters requiring stockholder approval, including the election and removal of directors and certain transactions involving a change in control of our company.  The interests of this group of stockholders may not coincide with the interests of our company or the interests of other stockholders.

We presently do not intend to pay cash dividends on our common stock.

 We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance operating requirements.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2.   Properties.

Effective July 1, 2011 we entered into a one-year lease for office space in a multi-tenant building in Cambridge, Massachusetts. The location, which occupies 700 square feet, serves as our corporate headquarters. We have an option to renew the lease for an additional one-year period. We believe that this space is adequate for our present needs.

Item 3.   Legal Proceedings.

Our company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “PFND.”  The following sets forth the quarterly high and low bid prices for our common Stock for the periods presented.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2010
First Quarter	0.20	0.10

Second Quarter	0.15	0.08

Third Quarter	0.10	0.02

Fourth Quarter	0.34	0.02

Fiscal Year Ended December 31, 2011
First Quarter	0.09	0.05

Second Quarter	0.15	0.06

Third Quarter	0.09	0.04

Fourth Quarter	0.09	0.03

Approximate Number of Equity Securities Holders

As of March 19, 2012, the number of holders of record of our common stock was 331. We believe that there are in excess of 1,200 beneficial holders of our common stock.

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

We are a development stage regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction and peripheral vascular disease as potential indications for therapies based on our technology.  Other potential indications could include kidney transplantation, chronic heart disease, stroke, osteoarthritis and liver disease.

Our development activities with respect to cell-based therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications, with the goal of commencing a Phase I clinical study for a lead indication during 2014.

In addition to our cell therapy business which we acquired in the Merger, we also continue the business conducted by our company prior to the Merger, which we refer to as the “SyntheMed business.”  Through the SyntheMed business we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

Our cell therapy business represents our principal operations and we intend to devote substantially all of our efforts and resources to the development and commercialization of our cell therapy technology. Regarding the legacy SyntheMed business, our strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the business and maintaining the business on a limited basis without significant development or investment pending any such transaction.

Merger with Pathfinder, LLC

On September 2, 2011, we completed a reverse merger, business combination with Pathfinder, LLC in accordance with the terms of that certain Agreement and Plan of Merger, dated as of December 22, 2010, by and among SyntheMed, SYMD Acquisition Sub, Inc., a wholly-owned subsidiary of SyntheMed (“Merger Sub”), and Pathfinder, LLC (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Pathfinder, LLC, with Pathfinder, LLC continuing as the surviving corporation and a wholly-owned subsidiary of our company.  We refer to the transaction as the “Merger.”

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

Upon completion of the Merger, the Pathfinder, LLC members immediately prior to the Merger owned approximately 80% of the outstanding common stock of the Company and the Company's stockholders immediately prior to the Merger owned approximately 20% of the outstanding common stock of the Company, in each case without taking into account (i) any shares of common stock issuable pursuant to then outstanding options or warrants of the Company or options to purchase membership interests of Pathfinder, LLC or (ii) the Capital Raise (defined under “- Liquidity and Capital Resources”).  Effective December 1, 2011, we restructured the arrangement with Yissum relating to our Polymer Technology and in connection therewith issued shares of our common stock to Yissum. Pursuant to and as contemplated by the terms of the Merger Agreement, the former members of Pathfinder, LLC were issued additional shares of our common stock to protect against the dilution associated with the Yissum issuance.

Pathfinder, LLC was deemed to be the “accounting acquirer” in the Merger, and the transaction has been accounted for as a reverse acquisition of our company by Pathfinder, LLC under the purchase method of accounting for business combinations in accordance with United States generally accepted accounting principles.  Accordingly, the information reflected in the accompanying Condensed Consolidated Financial Statements and in “-Results of Operations” below for periods prior to the Merger is that of Pathfinder, LLC, which began operations on November 4, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to our ability to continue as a going concern, uncollectible receivables, inventory valuation allowance, the useful life of intangible assets, valuation of stock-based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Financial Statements included elsewhere in this report. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

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

Results of Operations

Revenue for 2011 was $73,000, of which approximately 91% was attributable to customers outside the United States. The Company’s revenues are from the sale of REPEL-CV in the United States, European Union and other international markets. There were no comparable amounts for the prior year, as the prior year does not include results of operations for the SyntheMed business and Pathfinder, LLC has not generated any revenue since inception.  See Note F[1] of Notes to Consolidated Financial Statements for a discussion of revenue and net loss on a pro forma basis for 2010 and 2011 assuming the Merger had occurred on January 1, 2010.

Cost of goods sold for 2011 was $26,000. There were no comparable amounts for the prior year. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

Research and development expenses totaled $1,676,000 for 2011, compared to $693,000 for 2010, an increase of $983,000. The increase is primarily attributable to new spending of $781,000 on pre-GMP services for cell development and production for use in pre-clinical animal models, increased legal expense of $109,000 and increased consulting fees of $37,000.

General and administrative expenses totaled $1,959,000 for 2011, compared to $134,000 for 2010, an increase of $1,825,000. The increase is primarily attributable to costs associated with the Merger including the recording of an additional licensing fee triggered by the Merger of $687,000 and increased stock-based compensation expense of $527,000. In addition the increase is attributable to increased compensation-related expense of $52,000, increased consulting expense of $167,000, increased investor relations expense of $102,000, increased professional fees of $124,000, increased Board of Director fees of $40,000 and director’s and officer’s insurance expense of $48,000.

We incurred sales and marketing expenses of $30,000 for 2011. There were no comparable amounts for the prior year.  The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

We recorded an impairment loss of $8,127,000 in 2011. This amount was attributable to the goodwill generated by the deemed purchase of the SyntheMed assets in the Merger. An impairment analysis using a discounted cash flow method was performed and a determination made to record an impairment charge for the full amount of the recorded asset. There was no comparable amount for 2010.

 Net interest expense totaled $108,000 for 2011 compared to $8,000 for 2010, an increase of $100,000. The increase is primarily attributable to interest charges related to the short term convertible notes payable to the Pathfinder investors.

 We realized other income from the reversal of allowances for notes receivable from SyntheMed, Inc. of $459,000 for 2011. There was no comparable amount for the prior year. As a result of the Merger, all amounts loaned by Pathfinder, LLC to our company (SyntheMed, Inc.) prior to the Merger (totaling $1,343,000) were automatically forgiven.  As of September 30, 2011, we reversed an allowance which was established to reserve for 100% of this note and accrued interest balances due in the amount of $1,343,000 at September 30, 2011. This reversal resulted in a net adjustment of $459,000 for 2011.

During 2011, we also realized other income of $88,000 (net) from the reversal of a liability for accrued royalty expense associated with the old Yissum agreement. Under the new agreement entered into with Yissum in December 2011, Yissum released us from any obligation to pay royalties under the old agreement. In addition, during 2011 we also realized other income of $36,000 from a reversal of accrued interest on the notes forgiven by our company (then SyntheMed, Inc.) in connection with the Merger.

 We reported a net loss of $11,270,000 for 2011, compared to $1,294,000 for 2010, an increase of $9,976,000.  The increase is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2011 we had cash and cash equivalents of $196,000, compared to $15,000 at December 31, 2010.

At December 31, 2011 we had negative working capital of $710,000, compared to negative working capital of $1,207,000 at December 31, 2010.

Net cash used in operating activities was $2,330,000 for 2011, compared to $833,000 for 2010.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $11,270,000, offset by decreases in accounts receivable, interest receivable, inventory and prepaid expenses totaling $135,000,  increases in accounts payable and accrued expenses totaling $28,000 and the impact of $8,777,000 in non-cash charges mainly related to the Merger. Of these non-cash charges, $459,000 was for the reversal for allowance of notes and interest receivable, $88,000 was for the reversal of a liability for accrued royalty expense associated with the old Yissum agreement and $36,000 was for the reversal of a liability associated with accrued interest on the notes forgiven by our company (then SyntheMed, Inc.) in connection with the Merger offset by $8,127,000 of goodwill impairment losses related to the Merger, stock based compensation charges of $527,000,  and the  $687,000 cost of the 3% fee funded in stock by our principal stockholder to Massachusetts General Hospital in accordance with the MGH license agreement in respect of the Merger consideration. Net cash used in operating activities for the prior year was comprised of a net loss of $1,294,000 combined with a decrease in accounts payable of $4,000 and increases in interest receivable and prepaid expenses totaling $19,000 offset by an increase in accrued expenses of $13,000 and the impact of $471,000 in non-cash charges mainly compromised of $459,000 to establish an allowance of notes and interest receivable.

Net cash used in investing activities for 2011 was $835,000, compared to $324,000 for the prior year.  These amounts represent short-term loans provided by Pathfinder, LLC to our company (SyntheMed, Inc.)  at various times prior to the Merger and beginning in September 2010.  For 2011, the amount is net of $14,000 in cash acquired in the Merger. Upon the Merger, all amounts borrowed by us from Pathfinder, LLC (together with accrued interest thereon) were automatically forgiven.

Net cash provided by financing activities for 2011 was $3,346,000, compared to $1,159,000 for the prior year.  The current year amount is comprised of $1,283,000 of net proceeds from the issuance of common stock and $2,125,000 of proceeds from the issuance of short-term notes, offset by $62,000 paid on a note issued to finance our directors’ and officers’ insurance premiums. The 2010 amount is comprised of proceeds from short term notes payable of $852,000 and member’s equity contributions of $307,000.

Recent Financings

Immediately following the Merger and as contemplated thereby, on September 2, 2011 we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock, representing approximately 13.5% of the shares of our common stock outstanding after issuance, at a price of $0.05 per share, for net proceeds of $4,146,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement. Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a note bearing interest at 6% per annum, payable on demand after December 30, 2011.   In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of our common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

In February and March 2012, we borrowed from investors an aggregate principal amount of $570,000.   The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory note, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

                The cash balance as of December 31, 2011 and the subsequent borrowings in February and March  2012 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We are seeking to raise an additional approximately $1.6 million in the Capital Raise, which would result in total gross proceeds for the Capital Raise, including converted debt, to approximately $6 million.  Even if we are successful in doing so, of which there can be no assurance, we will nevertheless need to raise additional capital to fund our plan of operations.  During the next 12 months, we anticipate spending approximately $3 million on research and development and other activities, assuming we are successful in raising the necessary capital.

 If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit our operations.

The lack of profitable operations and the need to continue to raise funds raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to our 2011 audited financial statements contains an explanatory paragraph referring to an uncertainty that raises doubt about the our ability to continue as a going concern.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include (i) a commitment to fund approximately $163,000 in research and development activities through the University of Glasgow through March 2012, (which we anticipate renewing for the year ending March 2013 at a cost of approximately $667,000 for the year) (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital.  If first commercial sale is not achieved by 2017, annual payments of $150,000 will be required thereafter until first commercial sale.

At December 31, 2011, we had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $33,000 at December 31, 2011. For a discussion of certain other commitments, see Note I[1] of Notes to Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

The Index to Financial Statements appears on page F-1, the Reports of the Independent Registered Public Accounting Firms appear on pages F-2 and F-3, and the Financial Statements and Notes to Financial Statements appear on pages F-4 to F-23.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, who are our principal executive and principal financial officers, after evaluating  the effectiveness of our  "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the  "Evaluation  Date") have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Executive Chairman, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. In accordance with rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2012 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2012 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2012 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2012 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2012 annual meeting of stockholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) and (2)  Financial Statements and Financial Statement Schedules – See page F-1.
(a)(3)   Exhibits

2.1
Agreement and Plan of Merger, dated as of December 22, 2010, by and among Registrant, SYMD Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Pathfinder, LLC, as amended.  (Incorporated by reference to Annex A of the definitive proxy statement on Schedule 14A filed by Registrant with the Securities and Exchange Commission on July 26, 2011.)

3.1
Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.1(a)
Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005. (Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.)

3.1(d)
Amendment to the Restated Certificate of Incorporation of Registrant, as filed with the State of Delaware on September 1, 2011.  (Incorporated by reference to the Registrant’s report on Form 8-K filed September 9, 2011).

3.2	By-Laws of Registrant. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.2(a)	Amendment to By-Laws of Registrant, adopted September 29, 2011.(1)

3.3	Certificate of Designations of Series D Junior Participating Preferred Stock of the Registrant. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

3.4
Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock  and Series C Convertible Preferred Stock. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

10.1	The Registrant’s 2000 Stock Option Plan. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

10.2	Agreement, dated December 1, 2011, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem. (1)

10.3
Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.)

10.4	2001 Non-Qualified Stock Option Plan including form of Stock Option Agreement. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.)

10.5
Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD. (Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.) (2)

10.5(a)
Compensation arrangement with Dr. Richard L. Franklin, MD. (Incorporated by reference to Item 5.02(c) of the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011.)(2)

10.6	The Registrant’s 2006 Stock Option Plan, as amended. (1)

10.7
Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan. (Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.)

10.8
Supply Agreement, dated as of June 12, 2007, between our company and Diagnostic Chemicals Limited, doing business as BioVectra (portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment). (Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2007.)

10.9
Supply Agreement, dated as of March 29, 2007, between our company and Chem Development Inc. (Portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment).  (Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.)

10.10
Supply Agreement, dated as of March 18, 2007, between our company and Surgical Technologies Inc. (portions of this exhibit have been omitted  and filed separately with the SEC pursuant to a request for confidential treatment). (Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2007.)

10.11
Revolving Credit and Security Agreement dated September 14, 2010 between Registrant and Pathfinder, LLC. Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2010.

10.11(a)
Amendment No. 1 dated February 15, 2011 to Revolving Credit and Security Agreement between Registrant and Pathfinder, LLC. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 25, 2011.)

10.11(b)
Amendment No. 2 dated April 14, 2011 to Revolving Credit and Security Agreement between Registrant and Pathfinder, LLC. (Incorporated by reference to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011.)

10.12
Termination Agreement dated November 29, 2010 between Registrant and Robert P. Hickey.  (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 25, 2011.)

10.13
Termination Agreement dated November 29, 2010 between Registrant and Dr. Eli Pines. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 25, 2011.)

10.14
Banker Engagement Termination Agreement dated December 22, 2010 between Registrant and Oppenheimer & Co. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 25, 2011.)

10.15
Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.16
License Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.17
Exclusive Patent License Agreement dated as of April 13, 2009 between The General Hospital Corporation d/b/a Massachusetts General Hospital and Pathfinder, LLC, including amendment No. 1 dated March 24, 2011. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.18
Form of Subscription Agreement for investors in the 2011private placement. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.19
Agency Agreement dated August 31, 2011 between Registrant and Clubb Capital Limited, as placement agent. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.20
Form of broker warrant issued for an aggregate of 6,276,306 shares to Clubb Capital Limited or its designees in connection with the Capital Raise. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.21
Promissory Note dated September 2, 2011 issued by Registrant to Clubb Capital Limited for the deferred portion of the placement agent commission. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.22	Promissory Notes dated February 1 and 28, 2012 issued by Registrant in favor of Falcon Corporate Investments Limited in the aggregate principal amount of $320,000.(1)

10.23	Promissory Note dated March 15, 2012 issued by Registrant in favor of Skye Asset Management in the principal amount of $250,000.(1)

10.24	Employment Agreement dated September 8, 2006, between the Registrant and John Benson.(1)(2)

10.24(a)	Compensation arrangement with John Benson.(1)(2)

21	List of subsidiaries. (1)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to December 31, 2011, (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to December 31, 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

_____________________
(1)	Filed herewith.
(2)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President

Dated:  March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	CEO, President and Director	March 30, 2012
Richard L. Franklin, M.D.

/s/ John M. Benson	CFO and Treasurer	March 30, 2012
John M. Benson

/s/ Joerg Gruber	Chairman of the Board of Directors	March 30, 2012
Joerg Gruber

/s/ John Alam	Director	March 30, 2012
John Alam

/s/ John L. Brooks, III	Director	March 30, 2012
John L. Brooks, III

/s/ Zen Chu	Director	March 30, 2012
Zen Chu

/s/ Brock C. Reeve	Director	March 30, 2012
Brock C. Reeve

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pathfinder Cell Therapy, Inc.

We have audited the accompanying consolidated balance sheet of Pathfinder Cell Therapy, Inc. and its subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, changes in capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Cell Therapy, Inc. and its subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced recurring net losses, limited revenues and substantial cash outflows from operating activities and has limited financial resources to fund its operations and meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note A.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ EisnerAmper LLP

New York, New York

March 29, 2012

ROBERT A. COOPER, CPA, P.C.

500 CUMMINGS CENTER SUITE 3580 BEVERLY, MA 01915 TEL: 978.232.1180 FAX: 978.232.1186	225 CEDAR HILL STREET SUITE 210 MARLBOROUGH, MA 01752 TEL: 508.630.2271 FAX: 508.630.2101

INDEPENDENT AUDITOR’S REPORT

To the Members of Pathfinder, LLC

We have audited the accompanying balance sheet of Pathfinder, LLC (a limited liability company) (a development stage company) as of December 31, 2010, and the related statements of operations, changes in members’ deficit and cash flows for the year then ended as well as the period November 4, 2008 (Inception) through December 31, 2010 (not presented separately herein). Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder, LLC (a development stage company) as of December 31, 2010, and the results of its operations, changes in members’ deficit, and cash flows for the year ended December 31, 2010, as well as the period November 4, 2008 (Inception) through December 31, 2010 (not presented separately herein) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue to this point. However, it has been successful in raising funds. The lack of profitable operations and the need to continue to raise funds raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beverly, Massachusetts
May 20, 2011

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$196	$15
Accounts receivable	54	-
Inventory	51	-
Prepaid expenses	115	14
Total current assets	416	29

Intangible, net of accumulated amortization	227	163
Machinery, equipment and software, less accumulated depreciation	1	-
TOTAL	$644	$192

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable (including related party amount
of $0 and $60, respectively)	$243	$237
Accrued expenses (including related party amount
of $336 and $4, respectively)	560	15
Current portion of long term payable	5	2
Insurance note payable	74	-
Note payable - Clubb Capital	244	-
Convertible notes payable (including related party amount
of $0 and $391, respectively)	-	982
Total current liabilities	1,126	1,236

Long term payable - net of current portion	225	81

Commitments and other matters (Note I)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,161 and 457,999 at
December 31, 2011 and 2010, respectively	667	458
Additional paid-in capital	11,811	290
Accumulated deficit	(13,185)	(1,873)
Total capital deficit	(707)	(1,125)
TOTAL	$644	$192

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended		November 4, 2008
	December 31,		(Inception) Through
	2011	2010	December 31, 2011
Revenue
Product sales	$73	$-	$73
Revenue	73	-	73

Cost of goods sold	26	-	26

Gross profit	47	-	47

Operating expenses:
Research and development	1,676	693	2,845
General and administrative	1,959	134	2,208
Sales and marketing	30	-	30
Goodwill impairment	8,127	-	8,127
Operating expenses	11,792	827	13,210

Loss from operations before other income / (expense)	(11,745)	(827)	(13,163)

Other income/(expense):
Interest (expense), net	(108)	(8)	(146)
Reversal (provision) for allowance of notes
receivable from SyntheMed, Inc.	459	(459)	-
Reversal of liability	124		124
Other income/(expense)	475	(467)	(22)

Loss before income tax benefit	(11,270)	(1,294)	(13,185)
Income tax benefit	-	-	-

Net loss	$(11,270)	$(1,294)	$(13,185)

Net loss per common share-basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding	526,105	457,999

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT NOVEMBER 4, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011 (In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	$332,050	$332	$(332)	$-	$0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license (see Note A)	-	-	-	(42)	(42)

Issuance of shares in Merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% Merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance,December 31, 2011	667,162	667	11,811	(13,185)	(707)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended		November 4, 2008
	December 31,		(Inception) Through
	2011	2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(11,270)	$(1,294)	$(13,185)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization	19	12	51
Stock based compensation relating to options	527	-	527
Shareholder contribution -3% Merger fee due to MGH	687	-	687
Goodwill impairment	8,127	-	8,127
Reversal for allowance of notes receivable from SyntheMed, Inc.	(459)	459	-
Reversal of liability	(124)	-	(124)

Changes in operating assets and liabilities:
Decrease in accounts receivable	47	-	47
Decrease (increase) in interest receivable	5	(5)	-
Decrease in inventory	25	-	25
Decrease (increase) in prepaid expenses	58	(14)	44
Increase (decrease) in accounts payable	3	(4)	240
Increase in accrued expenses	25	13	71
Net cash used in operating activities	(2,330)	(833)	(3,490)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	(849)	(324)	(1,173)
Cash acquired from Merger	14	-	14
Net cash used in investing activities	(835)	(324)	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,283	-	1,283
Payments of insurance note payable	(62)	-	(62)
Proceeds from convertible notes payable	2,125	852	2,977
Contributions from Pathfinder, LLC members	-	307	737
Net cash provided by financing activities	3,346	1,159	4,935

Net increase in cash	181	2	196
Cash at beginning of period	15	13	-
Cash at end of period	$196	$15	$196

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	130	130
Long term payable for license	94	-	177
Financing of placement agent commission through notes payable	244	-	244
Financing of insurance premiums through notes payable	136	-	136
Common stock issued in settlement of Yissum liability	350	-	350
Conversion of notes into common stock	3,107	-	3,107
Details of Merger with SyntheMed:
Fair value of assets acquired	201	-	201
Liabilities assumed	2,322	-	2,322
Non-cash consideration	$6,020	$-	$6,020

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - The Company and Going Concern:

On September 2, 2011, Pathfinder Cell Therapy, Inc. (then known as SyntheMed, Inc.; the “Company”) completed a business combination (the “Merger”) with Pathfinder, LLC, a Massachusetts limited liability company,  in accordance with the terms of that certain Agreement and Plan of Merger, dated as of December 22, 2010 (as subsequently amended, the “Merger Agreement”).   As a result of the Merger, the Company acquired 100% of the outstanding membership interests of Pathfinder LLC in exchange for the issuance to the former members of Pathfinder, LLC of a number of shares of the Company’s common stock equal to approximately 80% of outstanding shares after issuance.  Upon the Merger, the board of directors and officers of the Company were comprised of individuals designated by Pathfinder, LLC and the business of Pathfinder, LLC became the primary business of the Company.  The Company changed its name to Pathfinder Cell Therapy, Inc. immediately prior to the Merger. Pathfinder, LLC, the Company’s wholly-owned subsidiary following the Merger, is deemed to be the “accounting acquirer,” and the transaction has been accounted for as a reverse acquisition of the Company by Pathfinder, LLC under the purchase method of accounting for business combinations.  Accordingly, the information reflected in the accompanying consolidated financial statements for periods prior to the Merger is that of Pathfinder, LLC, which began operations on November 4, 2008.

The Company is a development stage regenerative medicine company seeking to develop novel cell-based therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Regarding the legacy SyntheMed business, the Company’s strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the business and maintaining the business on a limited basis without significant development or investment pending any such transaction.

During the third quarter, the Company identified certain errors related to the valuation of its long term payable for the licensing fee obligations under the Massachusetts General Hospital (“MGH”) license agreement (See Note D).  The estimated date for the start of commercial sale should have been 2017 instead of 2015, and the discount rate used in calculating the present value of the future cash flows should have been 10% instead of 1.8% used in the previous calculations.  This oversight resulted in an understatement of long-term payable of approximately $125,000, and an understatement of the intangible asset of $83,000, with the difference of $42,000 in accumulated deficit at January 1, 2011.  The impact on the net loss or net loss per share for the year ended December 31, 2010, or any of the interim periods within the year, was insignificant. Accordingly, the accompanying consolidated financial statements as of December 31, 2011 have been revised to include these adjustments related to the opening balances at January 1, 2011.

                The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. For the period from November 4, 2008 (inception) through December 31, 2011, the Company has accumulated a deficit of $13,185,000, including a net loss of $11,270,000 and $1,294,000 for the years ended December 31, 2011 and 2010, has generated limited revenues and has experienced negative cash flows from operating activities. To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of December 31, 2011, the Company does not anticipate having sufficient cash on hand even when including the proceeds from subsequent borrowings in the aggregate of $570,000 through March 2012 (see Note M), or generating sufficient revenue from operations to meet the Company’s anticipated cash requirements based on its present plan of operations through December 31, 2012, without securing additional funds through the issuance of equity and/or debt. No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern. The above conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:

[1]      Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pathfinder, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

 [2]      Revenue recognition policy:

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

[3]       Cash and cash equivalents:

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

[4]     Accounts Receivable:

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

[5]       Intangible Assets

Intangible assets are amortized using the straight-line method over the estimated useful life of 15 years, which is based upon management’s timelines for the typical development, approval, and marketing and life cycle of pharmaceutical drug products.

[6]       Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the Merger.  Goodwill is tested for impairment annually in the third quarter of each fiscal year. A more frequent evaluation is performed if indicators of impairment are present.

[7]       Impairment of Long-Lived Assets

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

  [8]     Inventory:

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimate the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for out dated raw materials and on-hand finished goods inventory which is within six months of the expiration date. All inventories relate to the SyntheMed business and consist of the following:

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

 [8]      Inventory: (continued)

December 31,
2011

Raw materials	$32,000
Finished goods	19,000
$51,000

The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

[9]     Research and development:

All research and development activities, including any preclinical and clinical studies and product development activities, are outsourced (see Note H).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

  [10]   Patent costs:

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

  [11]   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, on an ongoing basis. We evaluate our estimates, including those related to uncollectible receivables, inventory valuation allowance, the useful lives of intangible assets, valuation of stock-based compensation and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  [12]   Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2011 and 2010 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the dilution computation, are as follows:

	December 31,
	2011	2010

Options	23,826,000	14,061,000
Warrants	16,606,000	-
	40,432,000	14,061,000

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[13]     Stock-based compensation:

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

[14]     Income taxes:

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10, “Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

[15]     Fair value of financial instruments:

The carrying amounts of cash, accounts receivables, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. The carrying value of the long term payable approximates fair value, as the interest rate used to discount the payable still approximates the Company’s current borrowing rate.

 [16]    Recent Accounting Pronouncements:

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years,

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies  (continued)

[16]     Recent Accounting Pronouncements: (continued)

beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-5 in its future meeting. The Company is currently evaluating the effect this guidance will have on the Company’s consolidated financial position and results of operations.

 [17]    Reclassification:

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

(NOTE C) – Note Receivable – SyntheMed, Inc.:

Under a credit agreement dated September 14, 2010 and subsequently amended, Pathfinder, LLC had agreed to make revolving loans to the Company (then known as SyntheMed, Inc. from time to time until July 31, 2011.   As of December 31, 2010, Pathfinder, LLC had a note receivable balance of $459,000, on which an allowance had been established to reserve 100% of balance due to SyntheMed, Inc.’s poor financial condition.

On September 2, 2011, in connection with and pursuant to the Merger, all amounts loaned by Pathfinder, LLC to the Company (then known as SyntheMed, Inc.) prior to the Merger totaling $1,343,000 were automatically forgiven. The Company reversed the allowance, including the allowance accrued in fiscal 2011 through the Merger date of $884,000, resulting in a net adjustment of $459,000, included in Other Income (Expense) in the accompanying consolidated financial statements.

(NOTE D) – Intangible Assets:

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and the Massachusetts General Hospital (“MGH”).  Intangible assets at each reporting date consisted of the following:

	December 31,
	2011	2010

University of Glasgow	$53,000	$53,000
MGH	224,000	130,000
	277,000	183,000
Less accumulated amortization	50,000	20,000

	$227,000	$163,000

The Company anticipates amortizing $19,000 per year. The Company’s management has determined that the fair value of the licenses exceed the book value and thus no further impairment or amortization is necessary at December 31, 2011. Amortization expense for the years ended December 31, 2011and 2010 amounted to $19,000 and $12,000, respectively.

[1]      University of Glasgow license agreement

In March 2009, Pathfinder, LLC entered into a worldwide exclusive license for the technology relating to PCs from the University of Glasgow, for cash payments of $42,000 and the issuance to the University of Glasgow and the founding scientists of membership units in Pathfinder, LLC valued at $11,000. In addition, the University of Glasgow will receive royalties on sales of products making use of the Pathfinder Cells (“PCs”) and related technology (see Note H[1]).

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE D) – Intangible Assets: (continued)

[2]       MGH license agreement

In April 2009, Pathfinder, LLC entered into a worldwide exclusive license for a family of patents and patent applications covering related technology from the Massachusetts General Hospital for cash payments of $48,000 and future licensing fees payable through the first commercial sale date.  Under the agreement, prior to the achievement of first commercial sale, license fees are due to MGH and payable as follows:

Year ending December 31,	Amount

2011	$5,000
2013	10,000
2014	75,000
2015	75,000
2016 and each year thereafter	$150,000

The Company has recorded an intangible asset and a corresponding long term payable for its estimated licensing fee obligations under the MGH license agreement. The amounts recorded represent the projected future license fees payable based on the Company’s estimate of the first year of commercial sale, discounted to the present value.  In April 2009, Pathfinder, LLC estimated the value of the future license fees to amount to $82,000 using 2015 as the expected date for the start of commercial sale and a discount rate of 1.8%. During the third quarter of fiscal 2011, the Company realized that the expected date for the start of commercial sale and the discount rate should have been 2017 and 10%, respectively, increasing the value of the future license fees payable and of the related intangible asset to $176,000 at the acquisition date.  The long-term payable balance as of January 1, 2011 was restated to reflect the correct assumptions (see Note A).  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining estimated useful life.

(NOTE E) – Note Payable:

[1]       Convertible Notes Payable:

Since September 2010 and prior to the Merger, Pathfinder, LLC had been funding its operations as well as the operations of SyntheMed, Inc. with proceeds from investors, including Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger, through the issuance of convertible notes payable.  The notes payable had an interest rate of 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of the Company (then known as SyntheMed, Inc.) for the subscription price thereof in an offering by the Company conducted in connection with the Merger, which is referred to herein as the “Capital Raise”. As of December 31, 2010, these notes amounted to $982,000.

During 2011, Pathfinder, LLC issued an additional $2,125,000 of these convertible notes to some of the same investors. At the closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, approximately $3,107,000 ($1,357,000 of which was held by Breisgau BioVentures SA), into the Company’s common stock sold in the Capital Raise (see Note F[2]). At December 31, 2011, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet.

[2]       Insurance Notes Payable:

The Company has a short term financing agreement covering $12,400 in aggregate premiums for product liability insurance relating to the SyntheMed business.  The financed amount was payable in monthly installments each in the amount of $3,200 (including interest at 3.65% per annum) through December 2011.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE E) – Note Payable: (continued)

[2]       Insurance Notes Payable: (continued)

In September 2011, the Company entered into two short term financing agreements for directors’ and officers’ liability insurance premiums totaling $49,600 and $72,600 and payable in monthly installments including interest of $5,000 and $7,400, respectively. The monthly installments for both notes are due through July, 2012 and carry an interest rate of 3.78% and 3.25% per annum, respectively.

[3]       Note Payable – Clubb Capital Limited:

In September 2011, the Company issued a note payable to Clubb Capital Limited in the principal amount of $244,000, representing the deferred portion of the commission to which Clubb Capital Limited was entitled in connection with the Capital Raise. The principal balance (together with accrued interest thereon at the rate of 6% per annum) became due and payable on demand at any time on or after December 30, 2011.

(NOTE F) – Capital Transaction:

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

Fair value of SyntheMed , Inc.’ s common stock	$5,725,000
Estimated fair value of SyntheMed stock options and stock warrants assumed	295,000

Total Merger consideration	$6,020,000

The fair value of SyntheMed, Inc.’s common stock used in determining the purchase price was $0.05 per share based on the price per share of the 2011 private placement that occurred immediately after the Merger. The fair value of SyntheMed, Inc.’s stock options and stock warrants was determined using the Black-Scholes option pricing model with the following assumptions:

September 2,
2011

Underlying stock price	$0.05
Expected stock price volatility	64.7% – 128.4%
Risk-free interest rates	0.2%– 1.41%
Weighted average expected life	2.78 years
Expected dividend yield	0

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE F) – Capital Transaction: (continued)

[1]       Merger transaction: (continued)

Under the purchase method of accounting, the total purchase price is allocated to the acquired identifiable assets and liabilities assumed based on their estimated fair values as of the merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. During the third quarter of fiscal 2011, the Company performed an impairment analysis for the goodwill generated by the 2011 Merger transaction and determined that the entire carrying amount was impaired by using a discounted cash flow method. As a result, the Company recorded an impairment charge of $8,127,000.

Below is a breakdown of the assets acquired and liabilities assumed in the Merger:

Asset Allocation	Value
Accounts receivables	$101,000
Inventory	76,000
Other assets (A)	37,000
Liabilities assumed (B)	(2,321,000)

Total identifiable net liabilities	(2,107,000)
Goodwill	8,127,000

Total fair value of SyntheMed assets and liabilities	$6,020,000

(A)	Includes cash, prepaid expenses and fixed assets
(B)	Includes $1,343,000 notes payable to Pathfinder LLC (see Note C)

Acquisition costs incurred by the Company related to the Merger during the twelve months ended December 31, 2011 were approximately $800,000 and were expensed as incurred.

The below schedule presents pro forma revenues and earnings information of the Company as if the Merger had occurred on January 1, 2010, for the two following periods (in millions, except per share amounts):

	Year ended		Year ended
	December 31, 2011		December 31, 2010
	(Unaudited)		(Unaudited)
Revenues	$0.2		$0.3
Net Loss	$(3.5)	(A)	$(11.6)	(B)
Basic and diluted net loss per common share	$0.01		$0.02

Weighted average shares outstanding	662.2		662.2

(A) Pro forma net loss excludes $8.1 million goodwill impairment charge, $0.8 million of Merger costs incurred in 2011 and $0.5 million net gain from reversal of allowance on note receivable, and includes a $0.6 million net loss related to the operations of the SyntheMed business.
(B) Pro forma net loss includes $8.1 million goodwill impairment charge, $0.8 million of Merger costs incurred in 2011 and $0.5 million net gain from reversal of allowance on note receivable, and a $1.9 million net loss related to the operations of the SyntheMed business.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE F) – Capital Transaction: (continued)

 [2]      Private Placement:

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of a the Capital Raise, a private placement in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC (see Note E[1]) as contemplated by the Merger Agreement.

Clubb Capital Limited, of which Mr. Joerg Gruber, the Company’s Chairman, is Chairman and a director, acted as placement agent for the placement and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a short-term note. (See Note E[3])  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of the Company’s common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.  The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Act and/or Rule 506 of Regulation D and/or Regulation S.

The grant date fair value of the warrants issued to Clubb Capital Limited or its designees was $237,000, using the Black-Scholes pricing on September 2, 2011. The resulting charges did not have an impact on Capital Deficit. The assumptions utilized to determine the fair values are indicated in the following table:

Year Ended December 31, 2011
Exercise price at date of grant for warrants granted during the period	$0.055
Dividend yield	0%
Expected volatility	105.3%
Risk free interest rate	0.88%
Expected life	5 years

[3]       Other capital transactions related to the Merger:

Under the license agreement with MGH, Pathfinder, LLC was obligated in the event that it was acquired or substantially all of its assets were sold, to pay to MGH an amount equal to 3% of the sale price received. The Merger qualified as an acquisition of Pathfinder, LLC for purposes of this provision. Pursuant to an understanding agreed prior to the Merger, the principal member of Pathfinder, LLC funded the obligation to MGH by accepting a reduction in the number of shares to which it otherwise was entitled in the Merger as a member of Pathfinder equal in amount to the number of shares owed to MGH and agreeing that those shares be issued instead to MGH. The Company recognized a non-cash charge in General and Administrative expense at the time of the Merger in the amount of $687,000, representing the fair market value of the shares so acquired by MGH.

[4]       Shareholder Right Plan:

Effective immediately prior to the Merger, the Rights Agreement dated as of May 20, 2008 between SyntheMed and American Stock Transfer & Trust Company, as amended as of December 22, 2010, expired by its terms.  Accordingly, all preferred share purchase rights applicable under the Rights Agreement to the Company’s outstanding common stock have similarly expired.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE F) – Capital Transaction: (continued)

 [5]      Warrants:

As of December 31, 2011, the following warrants were outstanding to purchase up to 16,606,306 shares of the Company’s Common Stock:

700,000	exercisable at $0.50 per share which expire on September 30, 2012
9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

16,606,306

[6]       Options:

On December 15, 2010, Pathfinder, LLC granted options to purchase 307,018 Pathfinder Class A membership units at a purchase price of $2.28 per unit. These options vested in full immediately upon consummation of the merger and expire 5 years from the date of grant.

As a result of the Merger each option to purchase membership interests of Pathfinder, LLC outstanding immediately prior to the Merger was assumed by the Company and converted into an option to purchase Company common stock, the number of underlying shares and exercise price per share being adjusted to reflect the Merger exchange ratio. The options were converted into options to purchase an aggregate of 14,061,000 shares with an exercise price of $0.05 per share.

Additionally, in connection with and as contemplated by the Merger, the Company increased the number of shares authorized for issuance under its 2006 Stock Option Plan to 25 million.

At December 31, 2011, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At December 31, 2011, there were 3,280,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

At December 31, 2011, options to purchase 80,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 2,499,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 21,047,000 shares of Common Stock were outstanding pursuant to the 2006 Plan. At December 31, 2011, there were approximately 3,280,000 options available for grant under the 2006 Plan. In addition, options to purchase 200,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

A summary of the status of the Company’s stock options as of December 31, 2011 and 2010, and changes during the years ended on those dates is presented below:

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE F) – Capital Transaction: (continued)

 [6]      Options: (continued)

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2010
Granted *	14,061	$0.05	4.0 Years
Number of shares under option plans:
Outstanding at December 31, 2010	14,061	$0.05	4.0 Years
Assumed at Merger consummation	8,765	0.42	2.5 Years
Granted	1,000	0.05	9.7 Years
Outstanding at December 31, 2011	23,826	$0.19	3.6 Years	$0
Exercisable at December 31, 2011	22,976	$0.19	3.4 Years

Expected to vest after December 31, 2011	23,726	$0.18	3.6 Years	$0

               * Share numbers and exercise price adjusted to reflect the Merger exchange ratio

As of December 31, 2011, there was approximately $20,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 33 months.

The Company granted 1,000,000 options during the year ended December 31, 2011 of which 250,000 vested immediately. For the year ended December 31, 2011, the Company recorded a charge of $14,000 in general and administrative expense for the fair value of these options. On the Merger date, the Company also has recorded a charge of $513,000 in general and administrative expense for the fair value of the options issued in 2010 by Pathfinder LLC, as these options vested upon the consummation of the Merger.

At December 31, 2011, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Year Ended December 31, 2011
Underlying stock price at date of grant	$0.05
Dividend yield	0%
Expected volatility	96.7%-105.3%
Risk free interest rate	0.88%-2.08%
Expected life	10 years

The following table summarizes information for stock options outstanding at December 31, 2011 (in thousands, except per share data):

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) – Capital Transaction: (continued)

 [6]     Options: (continued)

	Options Outstanding			Options Exercisable
Range Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number Exercisable	Weighted-Average Exercise Price Per Share
$0.05-0.13	18,021	4.1 Years	$0.05	17,271	$0.06
0.30-0.85	5,655	2.2 Years	0.58	5,555	0.58
1.16	150	4.7 Years	1.16	150	1.16
	23,826	3.6 Years	$0.19	22,976	$0.19

(NOTE G) - Income Taxes:

At December 31, 2011, we have approximately $43,544,000 of net operating loss carryforwards to offset future federal taxable income and approximately $816,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  As a result of the Merger, the Company’s net operating losses and the research and development credit carryforwards will be subject to limitation, In general, the formula will be the value of the equity times the prescribed federal rate of 3.86%.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2012	$7,018,000	$267,000
2018 - 2031	36,526,000	549,000

	$43,544,000	$816,000

At December 31, 2011, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $13,002,000 which expire through 2026.

At December 31, 2010, Pathfinder LLC was treated as a partnership entity, and, as such, federal taxable income or loss was included in the respective federal income tax returns of Pathfinder LLC’s members. On the date of the Merger, all deferred tax assets and liabilities of SyntheMed, Inc. were recorded as part of the purchase accounting with a full valuation allowance on the net deferred tax assets. The deferred tax assets, which amounted to $16,802,000 at December 31, 2011, have been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and its ability to utilize the benefit. The valuation allowance increased by $16,802,000 in 2011.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE G) - Income Taxes: (continued)

          The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following at December 31:

2011

Income tax benefit at the federal statutory rate	$(3,832,000)
Impairment of non-deductible tax goodwill	2,763,000
Expired net operating losses	1,580,000
Change in valuation allowance	(896,000)
Income from forgiveness of debt	(457,000)
Difference in reporting basis between tax and accounting due to the Merger transaction	332,000
Stock based compensation	287,000
Company's obligation paid by shareholder	234,000
State and local income tax, net of effect on federal taxes	(101,000)
Other	90,000

$0

The deferred tax asset at December 31 consists of the following:

2011

Net operating loss carryforward	$15,586,000
Research and development credit carryforward	816,000
Other	400,000

16,802,000
Valuation allowance	(16,802,000)

$0

Under the guidance of FASB ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2011, the Company has not recorded any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2008–2011 remain open to examination by the major taxing jurisdictions to which we are subject.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE H) - Research and License Agreements:

[1]      University of Glasgow Agreements

Pathfinder, LLC has entered into an agreement for a worldwide exclusive license for technology developed by the University of Glasgow. Under the terms of the license, Pathfinder, LLC is obligated to pay a royalty ranging from 1.5 - 3% of all sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $12,000,000. The agreement terminates when the last patent expires or fifteen years from the date of the first commercial sale of a product.

In 2010, Pathfinder, LLC extended an existing research agreement with the University of Glasgow whereby the University will conduct further research on behalf of Pathfinder, LLC relating to the technology licensed by Pathfinder, LLC from the University. Under the extended agreement, Pathfinder, LLC agreed to pay an additional $163,000 through March, 2012. For the year ended December 31, 2011 and 2010, the Company has incurred expense of approximately $474,000 and $463,000, respectively, under this agreement.

[2]       MGH Agreement

Pathfinder, LLC has entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, Pathfinder, LLC is obligated to pay a royalty ranging from 10 - 20% of all net sales of its product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. The agreement terminates when the last issued patent expires or is abandoned.

[3]       Yissum Agreement

Effective December 1, 2011, the Company’s agreement originally entered into with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”), on June 4, 1991, as amended, was effectively terminated by the exchange of mutual releases, and the Company entered into a new agreement with Yissum relating to the polymer technology that comprised the core technology of the Company prior to the Merger in September 2011 (the “Polymer Technology”).  Pursuant to and in connection with the new agreement, (i) the Company assigned to Yissum all of its right, title and interest in and to the patents and other intellectual property relating to the Polymer Technology; (ii) Yissum granted the Company a worldwide exclusive royalty-bearing license under the applicable Polymer Technology in the following fields (A) for REPEL-CV for cardiac indications (the “REPEL Field”) and (B) for thermo-responsive polymers  to be used for or in direct connection with (1) the Company’s Pathfinder Cells, (2) drugs or biologics for the prevention or treatment of cancer or (3) post surgical adhesion prevention (the “RTG Field”); (iii) the Company agreed to commence a research program relating to the Polymer Technology for which the Company agreed to pay Yissum $40,000; (iv) $150,000 in cash which the Company deposited in escrow in September 2011 in anticipation of entering into of the new agreement with Yissum was released to Yissum and the Company issued to Yissum 1,000,000 shares of its common stock; and (v) the Company exchanged broad mutual releases with Yissum in respect of any prior claims which included any claims by Yissum for accrued and unpaid royalties or other amounts owing under the old agreement.  The Company’s rights under the new agreement are not subject to payment of minimum royalties, as they were under the prior agreement.  The Company’s rights to the Polymer Technology in the RTG Field will be subject to compliance with a development plan which the Company is to provide within an agreed upon time frame and which will be subject to Yissum’s approval.

Pursuant to the terms of the Merger, effective December 1, 2011, the Company issued to the former members of Pathfinder, LLC an additional aggregate of 4,000,000 shares of the Company’s common stock to protect against dilution associated with the 1,000,000 share issuance to Yissum described above.   The Company recorded a charge of $350,000 equal to the fair value of the 5,000,000 shares issued to the former Pathfinder, LLC members and to Yissum based on the market price of the Company’s stock on December 1, 2011.  This charge was offset by the reversal of the Yissum Agreement liability as of December 1, 2011 which amounted to $438,000 after the

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE H) - Research and License Agreements: (continued)

[3]      Yissum Agreement (continued)

release of the $150,000 escrow amount, for a net gain of $88,000 which is included in Other Income (Expense) in the accompanying consolidated financial statements.

[4]       diZerega agreement:

The Company is party to an agreement relating to the Polymer Technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country. The Company incurred $1,000 in royalty expense relating to this agreement for the year ended December 31, 2011.

(NOTE I) - Commitments and Other Matters:

  [1]     Employment agreement:

  At December 31, 2011, the Company had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $33,000 at December 31, 2011 and the Company’s salary obligation is $107,000.

  [2]     Lease commitments:

           The Company has a one year operating lease commitment for office facilities space through June 2012. The operating lease agreement is subject to renewal in annual increments at the option of the Company. Rent is charged to operating expense on a straight-line basis over the term of lease. Rent expense under the operating lease for the year ended December 31, 2011 was $3,700.

(NOTE J) - Related Parties:

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.) since prior to entering the Merger Agreement. Dr. Franklin, the Company’s CEO and President was SyntheMed’s sole executive officer prior to the Merger. The Company pays Dr. Franklin a monthly consulting fee of $15,000.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the private placement (see Note F[2]).

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVenures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise (see Notes E[1] and F[2]).

The Company’s core technology was originally derived from research conducted at the University of Glasgow. The Company relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by the Company. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to the Company under the terms of a license agreement between the university and the Company. The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom. Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the University of Glasgow and Dr. Davies provides scientific consulting services to the Company.  Dr. Shiels and

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(NOTE J) - Related Parties: (continued)

Dr. Davies beneficially own 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

(NOTE K) - Retirement Plan:

The Company has a defined contribution retirement plan which was adopted by the Company (then known as SyntheMed, Inc.) in March 2007 and qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the year ended December, 2011, the Company made matching contributions to the plan in the amount of $1,800.

(NOTE L) – Nature of Business:

Product sales are generated from the SyntheMed business through sales of REPEL-CV.

The following table summarizes the Company’s revenues at December 31 (in thousands):

Year Ended December 31, 2011

Revenues
United States	$7
Italy	5
Czech Republic	5
Hong Kong	54
Other Countries	2

73

All of the Company’s Long-Lived Assets are located in the United States of America.

(NOTE M) – Subsequent Events:

Bridge Financing

In February and March 2012, the Company borrowed from investors an aggregate $570,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory note, and/or accrued interest thereon, into shares of the Company’s common stock in the Capital Raise at the subscription price thereof.