Form 10-K/A
period 2011-12-31
Pathfinder Cell Therapy, Inc.
filed 2012-04-30
CIK 889428

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

At March 31, 2012, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Pathfinder Cell Therapy, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on March 30, 2012.  The Amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III that was previously omitted in reliance on General Instruction G(3) to Form 10-K, and to include and replace certain exhibits.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of our Board of Directors are as follows:

		Director	Position with
Name	Age	Since	Company

John Alam, M.D	50	September 2011	Director
John L. Brooks III	61	September 2011	Director
Zen Chu	40	September 2011	Director
Richard L. Franklin, M.D., Ph.D	66	December 2000	Chief Executive Officer, President, Secretary and Director
Joerg Gruber	51	April 2007	Chairman of the Board
Brock Reeve	54	September 2011	Director

John Alam has served as a director of our company since September 2011. Mr. Alam has served since January 2011 as Head, Therapeutic Strategic Unit-Aging, within Pharmaceutical Research & Development at Sanofi, a diversified global healthcare company.  In addition, Dr. Alam was Senior Medical Advisor at Inhibitex, Inc., an emerging pharmaceutical company, from April 2010 to February 2012, at which time the company was acquired by Bristol-Myers Squibb.  From 1997 until October 2008, Dr. Alam held positions of increasing responsibility at Vertex Pharmaceuticals, Inc., including Chief Medical Officer and Executive Vice President, Medicines Development.  From October 2009 to January 2011, Dr. Alam also served as an independent strategic medical consultant to academia, and pharmaceutical and venture capital firms. Dr. Alam received a degree in chemical engineering from Massachusetts Institute of Technology, and a medical degree from Northwestern University School of Medicine.

John L. Brooks III has served as a director of our company since September 2011. Mr. Brooks is the President and CEO of the Joslin Diabetes Center and has also served as the principal managing director of Healthcare Capital Consulting LLC, a firm he founded in September 2008 that provides strategic and financial advice to early stage life science companies. Mr. Brooks was a founder of Prism Venture Partners, a venture capital firm, and served as a general partner from February 1997 through December 2010. Mr. Brooks serves as a director of a number of early stage companies, and had served as chief executive officer of Reflectance Medical, an early stage noninvasive physiologic measurement company, from October 2009 through June 2011. From February through August 2008, Mr. Brooks served as a managing director of Medical Capital Advisors, a healthcare investment banking firm.  Mr. Brooks was formerly a general manager at Pfizer/Valleylab, with overall responsibility for its minimally invasive surgery business, and at Pfizer/Strato Medical, a vascular access medical device company. Mr. Brooks has co-founded four life sciences companies, including Insulet (PODD).  Mr. Brooks is a biotechnology advisory board member for Draper Laboratory, the Pittsburgh Life Sciences Greenhouse (PLSG) and the PLSG Accelerator Fund, and the Massachusetts Technology Transfer Council. Mr. Brooks is also a board member of the Harvard Medical Cooperative. Mr. Brooks holds an M.S. degree in business and a B.B.A. degree from the University of Massachusetts at Amherst.  He is a certified public accountant and a certified financial planner.

Zen Chu has served as a director of our company since September 2011. Mr. Chu has served as cofounder since inception in 2007 of Accelerated Medical Ventures, a healthcare technology incubator.  Mr. Chu is the Senior Lecturer and Entrepreneur-In-Residence at MIT, where he mentors the Hacking Medicine program, channeling efforts to accelerate MIT's healthcare ventures. In 2010, Mr. Chu served as Director of Business Development for the Wyss Institute at Harvard Medical School and its internal accelerator venture fund. Since 2007, Mr. Chu has also served as an adviser on healthcare innovation to academic and clinical institutions including Brigham & Women's Hospital, Cleveland Clinic, and the Harvard-MIT Division of Health Sciences & Technology.  In September 2002, Mr. Chu co-founded 3D-Matrix, Inc., a biomaterials company, serving as the chief executive of the company until its sale in December 2008. Earlier in his career, Mr. Chu created and directed HPGarage Technology Ventures, Hewlett Packard's venture capital and new technology ventures group.  Mr. Chu received a BS in Biomedical/Electrical Engineering from Southern Methodist University and an MBA from Yale University.

Richard L. Franklin, M.D., Ph.D. has served as CEO, President and Secretary of our company since September 2011 and as a director since December 2000.  He served as Executive Chairman of our company from October 2008 to September 2010, and as Chairman from June 2003 until September 2011.  Dr. Franklin is a co-founder of Pathfinder, LLC and has served as its CEO, President and sole manager since its inception in 2008.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Dr. Franklin is founder, CEO and a director of Tarix Pharmaceuticals, a private company developing peptides for stem cell engraftment and other oncology related indications. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company. Earlier, Dr. Franklin worked as an investment banker at Tucker Anthony, and as a consultant at Boston Capital Europe. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

Joerg Gruber has served as Chairman of the Board of our company since September 2011 and as a director since April 2007.  Mr. Gruber co-founded Clubb Capital Limited, a London-based corporate finance and venture capital firm with a principal focus on healthcare, in 1995 and has been its Chairman since 1999. Prior to his career in venture capital, Mr. Gruber spent 14 years in banking and investment banking at UBS, Goldman Sachs and Lehman Brothers. Mr. Gruber co-founded Pathfinder, LLC with Dr. Franklin.  Mr. Gruber has served as Chairman of Pathfinder, LLC since 2008, as Chairman of Tarix Pharmaceuticals since 2007 and is a director of AvidBiologics Inc., a privately-held biopharmaceutical company specializing in the development of oncology products.

Brock Reeve has served as a director of our company since September 2011. Mr. Reeve has served as Executive Director of the Harvard Stem Cell Institute since March 2006. The institute is a collaborative of scientists and practitioners from Harvard University, Harvard Medical School and Harvard’s affiliated hospitals and research institutions, focused on stem cell research, funding and education. The institute currently has approximately 75 principal faculty and 140 affiliated faculty.  Mr. Reeve’s business career started with the Boston Consulting Group.  Prior to joining the institute, from 2003 to 2006 Mr. Reeve served as chief operating officer and managing director of Life Science Insights, a  division of International Data Corporation, a consulting and market research firm specializing in information technology in life sciences.  Previously, Mr. Reeve was an associate partner in the pharmaceutical and life sciences practice in IBM’s Business Consulting Services group.  Mr. Reeve has a bachelor’s degree from Yale College, masters’ degrees from Yale University and an MBA from Harvard Business School.

Each of our directors brings unique perspectives and experiences to their service as members of our Board of Directors, which collectively combine to strengthen the ability of our Board of Directors to bring value to our shareholders.  For example, Messrs. Brooks, Chu, Reeve and Drs. Franklin and Alam have chief executive management experience in the life science and/or healthcare industries.  Mr. Reeve has experience in strategic and corporate management consulting with a focus on the life science industry.  Messrs. Brooks, Chu and Gruber and Dr. Franklin bring backgrounds in investment banking and corporate finance.  In addition, Messrs. Gruber and Brooks and Dr. Franklin have experience serving on the boards of directors of other life science and healthcare companies.

Audit Committee

The Audit Committee of our Board of Directors is composed of three directors, two of whom are independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2011, the Audit Committee met once.  In addition, during 2011, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.  The members of the Audit Committee are Mr. Brooks as Chairman, Dr. Franklin and Mr. Chu.  Mr. Brooks is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2011 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, except that (i) the non-employee directors of the Company who had been serving as such prior to our merger with Pathfinder, LLC in September 2011 (including Dr. Franklin and Mr. Gruber) failed to timely file two reports covering two automatic quarterly common stock grants to such persons in satisfaction of the equity component of their director fees, (ii) Dr. Franklin and Mr. Gruber failed to timely file two reports covering two additional transactions and (iii) each of the current non-officer directors of the Company, Mr. Benson and Breisgau Bio Ventures S.A., failed to timely file a report on Form 3.  All of the foregoing reports have subsequently been filed, with the exception of the reports on behalf of the former non-employee directors who are no longer serving as directors of the Company.

Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued through March 31, 2012 for services in all capacities during the fiscal years ended December 31, 2011 and 2010 by each person who served as our principal executive officer at any time during fiscal 2011 and our other most highly compensated executive officers as determined in accordance with Item 402(m) of Regulation S-K promulgated by the Securities and Exchange Commission (the “Named Executive Officers”).  The table does not reflect compensation paid or accrued for services performed by any of such individuals on behalf of Pathfinder, LLC prior to its merger with our company on September 2, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards (1) ($)	All Other Compensation (2)($)		Total ($)

Richard L. Franklin, MD	2011	0	12,500	(3)	0	60,000	(4)	72,500
Chief Executive	2010	0	22,812	(3)	0	94,188	(4)	117,000
Officer, President & Secretary

John M. Benson	2011	133,700	0		33,700	5,300		172,700
CFO & Treasurer	2010	131,550	0		7,300	5,400		144,250

Robert P. Hickey (5)	2011	0	0		46,300	82,800		129,100
President, CEO & CFO	2010	288,800	0		18,600	14,200		321,600

Eli Pines, Ph. D. (5)	2011	0	0		36,100	133,900		170,000
Vice President and	2010	225,500	0		11,200	0		236,700
Chief Scientific Officer

_______________________

(1)
Amounts shown in the Option Awards column reflect the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2011 grants, refer to Note F [6] of the Company’s financial statements in the Form 10-K for the year ended December 31, 2011, as filed with the SEC. For information on the valuation assumptions with respect to grants made in 2010, refer to Note G [3] of the Company’s financial statements in the Form 10-K for the year ended December 31, 2010.  For 2010, the amounts shown reflect values of stock option grants that are subject to performance-based vesting conditions, based on the estimated probable outcome of such conditions at the time of the grant.  Assuming full vesting of these stock options, the amounts shown for these stock options would have been:  For Mr. Hickey, $35,400 in 2010, for Dr. Pines, $20,200 in 2010, and for Mr. Benson, $10,100 in 2010.

(2)
This column reflects the total amount of other compensation. The amounts comprise our company’s contributions to the 401(k) plan (Mr. Hickey and Mr. Benson), life insurance and disability income premiums (Mr. Hickey in 2010 only), severance payments (Mr. Hickey and Dr. Pines), consulting fees (Mr. Hickey, Dr. Franklin and Dr. Pines) and the cash portion of director fees (Dr. Franklin).

(3)
Dr. Franklin’s 2011 Stock Awards amount is comprised of $12,500 in director fees paid in shares of common stock based on the fair market value as of the last trading day of the applicable quarter. This arrangement ceased on our merger with Pathfinder, LLC.  Dr. Franklin’s 2010 Stock Awards amount is comprised of $22,812 in director fees paid in shares of common stock based on the fair market value as of the last trading day of the applicable quarter.

(4)
Dr Franklin’s 2011 All Other Compensation is comprised of $60,000 in consulting fees which began on the merger with Pathfinder, LLC. Dr. Franklin’s 2010 All Other Compensation amount is comprised of $92,000 in consulting fees and $2,188 in director fees.

(5)	Mr. Hickey’s and Dr. Pines’ executive roles with our company ceased in early January 2011.

           The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2011 to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Richard L. Franklin, MD	125,000	-		-	0.36	4/22/2012
	75,000	-		-	0.80	5/08/2016
	65,000	-		-	0.85	4/23/2017
	65,000	-		-	0.49	4/25/2018
	2,449,987	-		-	0.05	12/15/2015
	2,779,987	-		-

John M. Benson	150,000	-		-	1.16	9/11/2016
	100,000	-		-	0.80	2/16/2017
	100,000	-		-	0.41	1/18/2018
	50,000	-		-	0.10	2/23/2019
	62,500	-		-	0.13	1/17/2020
	100,000	-		-	0.11	2/28/2020
	250,000	750,000	(1)	-	0.05	9/16/2021
	812,500	750,000

Robert P. Hickey	200,000	-		-	0.55	2/13/2012
	200,000	-		-	0.65	2/13/2012
	500,000	-		-	0.36	2/13/2012
	780,000	-		-	0.80	2/13/2012
	100,000	-		-	0.41	2/13/2012
	37,500	-		-	0.43	2/13/2012
	105,000	-		-	0.10	2/13/2013
	150,000	-		-	0.13	2/13/2013
	1,312,500	-		-	0.06	9/2/2014
	3,385,000

Eli Pines, PhD	200,000	-		-	0.55	12/31/2012
	200,000	-		-	0.65	12/31/2012
	230,000	-		-	0.36	12/31/2012
	510,000	-		-	0.80	12/31/2012
	60,000	-		-	0.41	12/31/2012
	18,000	-		-	0.43	12/31/2012
	60,000	-		-	0.10	12/31/2013
	90,000	-		-	0.13	12/31/2013
	1,024,783				0.06	9/2/2014
	2,392,783	-		-

_______________________

(1)	These stock options vest and become exercisable in three equal annual installments commencing September 2012.

Management Agreements

We have a consulting agreement with Dr. Richard Franklin, who serves as our Chief Executive Officer, President, Secretary and Director. We have an employment agreement with Mr. Benson, who serves as our Chief Financial  Officer and Treasurer.

Franklin Consulting Agreement

Dr. Franklin provides services to us pursuant to a consulting agreement entered into in October  2008.  Under the agreement, as originally entered into, Dr. Franklin served as our Executive Chairman at a compensation rate of $100,000 per year.  Effective upon the merger with Pathfinder, LLC, Dr. Franklin’s officer status was expanded to his current positions and his compensation was increased to $180,000 per year. The agreement renews annually for one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property.  Effective November 30, 2010 and continuing until the merger with Pathfinder, LLC, Dr. Franklin waived entitlement to compensation under the consulting agreement.  As additional compensation, at the time of entering into the original agreement we granted Dr. Franklin an option to purchase 750,000 shares of our common stock, subject to vesting based on timely achievement of minimum stock price levels.  None of the stock price levels were timely achieved and the option has expired.

Benson Employment Agreement

Mr. Benson is employed by us pursuant to an employment agreement originally entered into in September 2006.  The agreement is for an initial one-year term, subject to automatic renewal for one-year periods absent three months’ prior written notice of termination by the Company.  Under the agreement, Mr. Benson is entitled to a base salary plus annual cost of living increases.  For 2011, Mr. Benson was entitled to a base salary of $133,700.  For 2012, Mr. Benson’s base salary is equal to 80% of the 2011 base salary plus the applicable cost of living increase.  The reduction in salary was made to reflect the fact that Mr. Benson now devotes a portion of his time to services performed for another company, Tarix Pharmaceuticals.  Mr. Benson is also eligible for such bonuses and stock options as the board of directors shall deem appropriate.   For 2010, Mr. Benson received a performance bonus stock option to purchase 100,000 shares of common stock at $0.11 per share.  In September 2011, following the merger with Pathfinder, LLC and Mr. Benson’s appointment as CFO and Treasurer, Mr. Benson was granted a stock option to purchase 1,000,000 shares of our common stock at an exercise price of $.05 per share, representing fair market value on the date of grant, as measured by the preceding day’s closing price.  The stock options vest and become exercisable in four equal annual installments commencing the date of grant, and expire ten years from the date of grant. Mr Benson has the right to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, including medical and savings and retirement plans, and receive the benefits and perquisites generally provided to employees of the same level and responsibility and is entitled to agreed-upon vacation.  If Mr. Benson dies, is terminated for “Cause,” voluntarily resigns other than for “Good Reason”, as such terms are defined in the agreement, or is unable to perform his duties on account of death or disability and the employment agreement is terminated, he or his legal representative shall be entitled to receive from us the base salary which would otherwise be due to the date when termination of employment occurred.  Under certain circumstances, we may become obligated to pay severance to Mr. Benson under the employment agreement. These circumstances include (i) termination of employment without “Cause” and (ii) Mr. Benson’s resignation for "Good Reason.”  The severance obligation is equal to three months of base salary.  The employment agreement contains confidentiality, ownership of intellectual property, non-compete and non-solicitation provisions.

Termination of Prior Management Employment Agreements

Effective November 29, 2010, we entered into termination agreements (the “Termination Agreements") with Mr. Robert Hickey, our then CEO, President and member of our board of directors,  and Dr. Eli Pines, our then Vice President and Chief Scientific Officer, pursuant to which our  employment relationship with each of such executives terminated on November 30, 2010.  Such individuals continued to serve in such executive capacities on a part-time consulting basis until January 6, 2011 and January 3, 2011, respectively.  Mr. Hickey resigned as a director contemporaneous with the termination of his consulting relationship.

Pursuant to the Termination Agreements, upon consummation of the merger with Pathfinder, LLC, we granted (i) a lump sum cash payment to Mr. Hickey of $78,750 and to Dr. Pines of $61,487, which amounts were equal to three months’ base salary at the time of employment termination (the “Cash Amount”) and (ii) non-qualified stock options to Mr. Hickey to purchase 1,312,500 shares of our common stock and to Dr. Pines to purchase 1,024,783 shares of our common stock, such number of shares being equal to the quotient obtained by dividing the Cash Amount by the closing price of our common stock on the trading day immediately preceding consummation of the proposed merger (the “Closing Price”). The stock options vested and became exercisable in full immediately upon grant, have an exercise price equal to fair market value on the date of grant (as reflected by the Closing Price) and have a term of three years.  Neither the shares acquired pursuant to exercise of the stock options nor interests therein may be sold, transferred or otherwise disposed of during the two years following consummation of the merger without our company’s prior written consent.  In addition, through February 28, 2011, we agreed to fund the costs of participation in our group health insurance plans for each of such executives and their spouses, as well as contributions on behalf of such executives to our 401(k) plan, to the extent permitted by law.

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

Director Compensation

Effective on the merger with Pathfinder, LLC in September 2011, each of our directors, other than Dr. Franklin and Mr. Gruber, is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000.

Prior to the merger with Pathfinder, LLC, each of our then directors was entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors (other than the special committee) annual cash compensation, paid quarterly in arrears, of $15,000 plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who shall not be entitled to separate compensation as a committee chair).    In March 2009, the Compensation Committee approved a cash-conserving measure that stipulates that 35% of the quarterly cash compensation would be paid in cash and the balance would be paid in shares of common stock based on the fair market value as of the last trading day of the applicable quarter. Effective June 2010, the policy was modified to increase the portion payable in shares from 35% to 100%.

In addition, the three members of the special committee of the Board of Directors that existed prior to the merger with Pathfinder, LLC were entitled to compensation in connection with the merger in the following amounts: $20,000 for the chairman and $15,000 for each committee member.  Such compensation was payable $7,000 in cash and the balance in the form of 260,000 shares of common stock for the chairman and, for the other committee members, $5,000 in cash and the balance in the form of 200,000 shares of common stock.

We reimburse all directors for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

The following table sets forth certain information with respect to total compensation earned by each person who served as a member of the Board of Directors at any time during the year ended December 31, 2011, other than Dr. Franklin whose compensation is disclosed in the Summary Compensation Table above.

Director Compensation for 2011

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Joerg Gruber	0	7,500	7,500

John Alam	10,000	0	10,000

John L. Brooks III	10,000	0	10,000

Zen Chu	10,000	0	10,000

Brock Reeve	10,000	0	10,000

David G.P. Allan (1)	5,000	20,000	25,000

Barry R. Frankel (1)	7,000	23,000	30,000

Walter R. Maupay, Jr. (1)	5,000	20,000	25,000
_______________________

(1)	Messrs. Allan, Maupay and Frankel no longer serve as members of the Board of Directors, effective upon the merger with Pathfinder, LLC in September 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of March 31, 2012.  The address of the officers and directors named in the following table is c/o Pathfinder Cell Therapy, Inc., 12 Bow Street, Cambridge, MA 02138.

Name of Beneficial Owner or Number in Group	Shares of Common Stock Beneficially Owned (1)	Percent of Class

Breisgau Bio Ventures S.A.	255,825,263 (2)	38.3
GU Holdings Limited	63,524,929 (3)	9.5
Richard L. Franklin	46,681,781 (4)	7.0
Joerg Gruber	58,496,699 (5)	8.7
Paul Shiels (6)	38,114,957	5.7
John Benson	888,333 (7)	*
Brock Reeve	602,636 (8)	*
John Brooks	602,636 (8)	*
Zen Chu	602,636 (8)	*
John Alam	602,636 (8)	*
Robert Hickey	1,675,500 (9)	*
Eli Pines	2,392,783 (10)	*
All executive officers and directors as a group (7 persons)	108,477,357 (11)	15.9

*           Denotes less than one percent.

(1)           Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from March 31, 2012 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)           Voting and investment power with respect to these shares is held by Mr. Heinz Klauz, Breisgau Bio Ventures S.A.’s address is Caminada Treuhand AG Att: Heinz Klauz, Lindenstrasse 16, 6340 Baar, Switzerland .

(3)           Voting and investment power with respect to these shares is vested in the board of directors of GU Holdings Limited, an affiliate of the University of Glasgow.  Based on information provided on behalf of GU Holdings Limited, the names of the members of the board of directors are Michael Scot Morton, Neal Juster, John Lumsden and Steve Beaumont. GU Holdings Limited’s address is 13 The Square, University of Glasgow, Glasgow, United Kingdom G12 8QQ.

(4)           Includes 2,779,987 shares of Common Stock issuable upon exercise of options.

(5)           Includes 195,000 shares issuable upon exercise of options held by Mr. Gruber as well as 823,000 shares and 7,539,306 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director. Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(6)           Mr. Shiels address is 188 Churchill Drive, Broomhill, Glasgow, United Kingdom G11 7HA.

(7)           Includes 812,500 shares of Common Stock issuable upon exercise of options.

(8)           Includes 602,636 shares of Common Stock issuable upon exercise of options.

(9)           Includes 1,567,500 shares of Common Stock issuable upon exercise of options. Mr. Hickey’s address is 92 Gooseneck Point Road, Oceanport, NJ 07757.

(10)          Includes 2,392,783 shares of Common Stock issuable upon exercise of options. Dr. Pines’ address is 57 Bond Street, New York, NY 10012.

(11)          Includes 13,737,337 shares of Common Stock issuable upon exercise of options and warrants.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2011, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options, warrants and rights	warrants and rights	future issuance
Equity compensation plans
approved by security holders	21,047,000(1)	$0.15	3,280,000
Equity compensation plans not
approved by security holders	2,779,000	$0.45	0

Total	23,826,000	$0.19	3,280,000
___________

(1)	Includes an aggregate of 14,061,410 shares of common stock underlying stock options assumed in connection with the merger with Pathfinder, LLC and replaced with stock options under the Company’s 2006 Stock Option Plan. The weighted average exercise price of such stock options is $.05 per share.

80,000 fully vested options have been granted to one individual under our 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.36 to $0.80 per share and with termination dates ranging from April 22, 2012 to February 16, 2017.  None of these options were granted to our directors or officers.

2,499,000 options have been granted to nine individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.08 to $0.80 per share and with termination dates ranging from February 13, 2012 to June 20, 2020. Of the total options issued, 2,399,000 were vested at year-end, 50,000 vest upon an IDE submission of a gynecological anti-adhesion product, 50,000 vest upon the PMA submission of a gynecological anti-adhesion product. Of these, we granted options to directors and officers as follows: 125,000 to Dr. Franklin and 65,000 to Mr. Gruber.

200,000 options have been granted to one individual pursuant to other agreements at exercise prices ranging from $0.40 to $0.60 per share and have a termination date of October 1, 2018.  All 200,000 were vested at year-end.  None of these options were granted to our directors or officers.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Credit and Security Agreement with Pathfinder, LLC

In September 2010, in anticipation of the merger with Pathfinder, LLC described below, we entered into a credit and security agreement with Pathfinder, LLC pursuant to which Pathfinder, LLC agreed to fund certain amounts requested by us and approved by Pathfinder, LLC.  Dr. Richard Franklin, our CEO and President and a director of our company, and Mr. Joerg Gruber, our Chairman of the Board, were co-founding members of Pathfinder, LLC.  As of the date of the merger, Pathfinder, LLC had loaned us approximately $1,304,000 in aggregate principal amount under the credit and security agreement.  All loans under the credit and security agreement bore interest at 6% per annum and were to become due and payable on demand on the first anniversary of such loan or the earlier to occur of a change of control of our company. The loans were secured by a lien in favor of Pathfinder, LLC against substantially all of our assets.  Pursuant to the terms of the merger agreement with Pathfinder, LLC, all loans under the credit and security agreement were automatically canceled upon consummation of the merger.

Merger with Pathfinder, LLC

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

In the Merger, Dr. Franklin and Mr. Gruber received 42,163,921 and 46,199,947 shares, respectively, of our common stock in consideration for their membership interests in Pathfinder, LLC and we assumed Pathfinder, LLC options held by Dr. Franklin to purchase, on a post-merger basis, 11,449,987 shares of our common stock at an exercise price of $.05 per share.  In addition, in the Merger (i) Breisgau BioVentures S.A., GU Holdings and Paul Shiels received 255,825,263, 63,524,929 and 38,114,957 shares, respectively, of our common stock in consideration for their membership interests in Pathfinder, LLC, and (ii) we assumed Pathfinder, LLC options held by each of Dr. Alam and Messrs. Brooks, Chu and Reeve (our current non-officer directors) to purchase, on a post-merger basis, 602,636 shares of our common stock at an exercise price of $.05 per share.  Breisgau BioVentures S.A. received additional shares of our common stock pursuant to the conversion of Pathfinder, LLC promissory notes held by it in the initial closing of the private placement described below.

The Merger Agreement included a provision under which the former Pathfinder, LLC members would be protected against dilution in the event, within three months following the merger, we were to restructure a then existing agreement with Yissum Reseach Development Company of The Hebrew University of Jerusalem, Ltd relating to our polymer technology and issue shares of our common stock in connection therewith.  In December 2011, we restructured the Yissum agreement and, in partial consideration therefore, issued to Yissum one million shares of our common stock.  As a result, pursuant to the dilution protection provision we issued an additional four million shares of our common stock to the former Pathfinder,LLC members pro rata based on their pre-merger ownership.  The share allocations in the Merger for the former Pathfinder, LLC members referenced in the preceding paragraph reflect these additional issuances.

Capital Raise

On September 2, 2011, immediately after the Merger, we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock at a price of $0.05 per share, for gross proceeds of $4,483,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of approximately $3,107,000 principal amount of debt held by investors in Pathfinder, LLC ($1,357,000 of which was held by Breisgau BioVentures S.A.).  The converted debt was evidenced by promissory notes issued by Pathfinder, LLC between September 2010 and July 2011 to fund its operating costs, including its loans to our company under the credit and security agreement described above.  The notes bore interest at 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of our company for the subscription price thereof in an offering by our company conducted in connection with the Merger.  At December 31, 2011, we owed approximately $96,000 for unpaid accrued interest on the converted notes.

Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman and a director, acted as placement agent for the Capital Raise and received a commission equal to 7% of the gross proceeds, $70,000 of which was paid in cash and the $244,000 balance of which was paid by issuance of a promissory note, bearing interest at 6% per annum, which became due and payable on demand at any time on or after December 30, 2011.  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of the Company’s common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.

In  2012, we borrowed from an investor an aggregate $720,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder, may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

University of Glasgow

In March 2009, Pathfinder, LLC entered into a research agreement with The University Court of the University of Glasgow, an affiliate of GU Holdings Limited, pursuant to which Pathfinder, LLC agreed to fund and the University agreed to conduct research relating to technology licensed by Pathfinder, LLC from the University pursuant to a separate license agreement.  As of the Merger in September 2011, a twelve-month research commitment ending March 2012 was in place under the research agreement, for which Pathfinder, LLC  had agreed to pay the University approximately $509,000.   In April 2012, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 432,000 (approximately $667,000 based on exchange rates in effect on December 31, 2011), payable by Pathfinder, LLC over the course of the twelve months.

As of March 31, 2012, the University beneficially owned 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the University and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the University and Dr. Davies was affiliated with the University at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the University and Dr. Davies provides scientific consulting services to the Company.  As of March 31, 2012, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

Director Independence

Each of our directors, other than Mr. Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by Eisner Amper LLP (formerly known as Eisner LLP) for 2011 and 2010:

	2011	2010
Audit Fees	$117,200	$77,100
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

Audit fees include fees for the annual audit and review of financial statements included in that year’s Form 10-Q filings, as well as fees for any other services normally provided by the principal accountant in connection with statutory or regulatory filings, including SEC filings, or engagements.

The following table summarizes fees billed to the Company’s subsidiary, Pathfinder, LLC, for 2010 by Robert A. Cooper, CPA, P.C.  This information is being provided because Pathfinder, LLC is deemed the “accounting acquirer” in the Merger and its financial statements for 2010, including the audit report thereon by Robert A. Cooper, CPA, P.C , are included in the original filing of this Annual Report on Form 10-K.

2010
Audit Fees	$30,042
Audit-related Fees	-
Tax Fees	-
Other Fees	-

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

10.11
Revolving Credit and Security Agreement dated September 14, 2010 between Registrant and Pathfinder, LLC. (Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2010.)

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

10.15(a)	Extension No. 2 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (3)
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

10.22	Promissory Notes issued by Registrant in favor of Falcon Corporate Investments Limited in the aggregate principal amount of $720,000.(3)

10.23	[omitted]

10.24	Employment Agreement dated September 8, 2006, between the Registrant and John Benson.(1)(2)

10.24(a)	Compensation arrangement with John Benson.(1)(2)

21	List of subsidiaries. (1)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to December 31, 2011, (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the cumulative period from November 4, 2008 (inception) to December 31, 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

___________________
(1)	Previously filed with the original filing of this Annual Report on Form 10-K on March 30, 2012.
(2) (3)	Indicates a management contract or compensatory plan or arrangement. Filed herewith.

Signature

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

	By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President
Dated: April 30, 2012