Form 10-Q
period 2012-03-31
Pathfinder Cell Therapy, Inc.
filed 2012-05-15
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Common Stock, $.001 Par Value – 667,160,870 shares outstanding at March 31, 2012

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three-month periods ended March 31, 2012 and 2011 and for the period November 4, 2008 (Inception) through March 31, 2012	3

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through March 31, 2012	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2012 and 2011 and for the period November 4, 2008 (Inception) through March 31, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION

Item 6.	Exhibits	22

	Signature	23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		November 4, 2008
	March 31,		(Inception) Through
	2012	2011	March 31, 2012
Revenue
Product sales	$34	$-	$107
Revenue	34	-	107

Cost of goods sold	12	-	38

Gross profit	22	-	69

Operating expenses:
Research and development	288	343	3,133
General and administrative	273	142	2,481
Sales and marketing	7	-	37
Goodwill impairment	-	-	8,127
Operating expenses	568	485	13,778

Loss from operations before other income / (expense)	(546)	(485)	(13,709)

Other income/(expense):
Interest (expense), net	(11)	(11)	(157)
Provision for allowance of notes
receivable from SyntheMed, Inc.	-	(293)	-
Reversal of a liability	-	-	124
Other income/(expense)	(11)	(304)	(33)

Loss before income tax benefit	(557)	(789)	(13,742)
Income tax benefit	-	-	-

Net loss	$(557)	$(789)	$(13,742)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	667,161	457,999

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$64	$196
Accounts receivable	12	54
Inventory	47	51
Prepaid expenses	111	115
Total current assets	234	416

Intangible, net of accumulated amortization	222	227
Machinery, equipment and software, less accumulated depreciation	1	1
TOTAL	$457	$644

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$129	$243
Accrued expenses (including related party amount
of $299,000 and $336,000, respectively)	481	560
Current portion of long term payable	5	5
Insurance note payable	60	74
Note payable - Clubb Capital	244	244
Convertible notes payable	570	-
Total current liabilities	1,489	1,126

Long term payable - net of current portion	229	225

Commitments and other matters (Note K)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,161 and 667,161 at
March 31, 2012 and December 31, 2011, respectively	667	667
Additional paid-in capital	11,814	11,811
Accumulated deficit	(13,742)	(13,185)
Total capital deficit	(1,261)	(707)
TOTAL	$457	$644

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH MARCH 31, 2012
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	$332	$(332)	$-	$0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	3	-	3

Net Loss	-	-	-	(557)	(557)

Balance, March 31, 2012	667,162	$667	$11,814	$(13,742)	$(1,261)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months ended		November 4, 2008
	March 31,		(Inception) Through
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(557)	$(789)	$(13,742)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization	5	3	56
Stock based compensation relating to options	3	-	530
Shareholder contribution -3% merger fee due to MGH	-	-	687
Goodwill impairment loss	-	-	8,127
Provision for allowance of notes receivable from SyntheMed, Inc.	-	293	-
Reversal of liability	-	-	(124)

Changes in operating assets and liabilities:
Decrease in accounts receivable	42	-	89
Increase in interest receivable	-	(8)	-
Decrease in inventory	4	-	29
Decrease (increase) in prepaid expenses	28	(1)	72
Decrease in accounts payable	(114)	(72)	126
(Decrease) increase in accrued expenses	(75)	42	(4)
Net cash used in operating activities	(664)	(532)	(4,154)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	(285)	(1,173)
Cash acquired from merger	-	-	14
Net cash used in investing activities	0	(285)	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-	1,283
Payments of insurance note payable	(38)	-	(100)
Proceeds from convertible notes payable	570	966	3,547
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	532	966	5,467

Net (decrease) increase in cash	(132)	149	64
Cash at beginning of period	196	16	-
Cash at end of period	$64	$165	$64

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	-	177
Financing of placement agent commission through notes payable	-	-	244
Financing of insurance premiums through notes payable	24	-	160
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	-	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	-	201
Liabilities assumed	-	-	2,322
Non-cash consideration	$-	$-	$6,020

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)   Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of Pathfinder Cell Therapy, Inc., a Delaware corporation formerly known as “SyntheMed, Inc.” (“Pathfinder” or the “Company”), do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

The Company faces certain risks and uncertainties similar to those faced by other early stage regenerative medicine companies including its ability to obtain additional funding; the success and timetable of required clinical trials, its future profitability, uncertainty regarding development and commercialization of the Company’s product candidates, competition and technology change and government regulations, including the need for product approvals.

To date, Pathfinder, LLC has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of March 31, 2012, the Company does not anticipate having sufficient cash on hand or generating sufficient revenue from operations to meet the Company’s anticipated cash requirements based on its present plan of operations through March 31, 2013, without securing additional funds through the issuance of equity and/or debt.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The report of the independent auditor on the Company’s financial statements for the year ended December 31, 2011 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

B)   Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pathfinder, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

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

Stock based compensation

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

Income taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 “Income Taxes” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value

The carrying amounts of cash, accounts receivables, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. The carrying value of the long term payable approximates fair value, as the interest rate used to discount the payable still approximates the Company’s current borrowing rate.

Research and development

All research and development activities, including any preclinical and clinical studies and product development activities, are outsourced (see Note K).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

Patent costs

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

Comprehensive Income (Loss)

The Company’s comprehensive loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive loss has been included in the condensed consolidated financial statements.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

C)    Inventory

All inventories relate to the SyntheMed business and consist of the following:

March 31,
2012

Raw materials	$39,000
Finished goods	8,000
$47,000

D)    Note Receivable – SyntheMed, Inc.

During the three months ended March 31, 2011, under a revolving credit and security agreement originally entered into in September 2010, Pathfinder, LLC loaned the Company (formerly SyntheMed, Inc.) $285,000 and then recorded a full valuation reserve of $293,000 (consisted of principal and accrued interest). As of March 31, 2011, the entire principal balance owed to Pathfinder, LLC  of $609,000 was fully reserved due to SyntheMed’s poor financial condition. All amounts outstanding under the revolving credit and security agreement were subsequently forgiven in connection with and pursuant to the Merger.

E)    Notes Payable

[1]   Convertible Notes Payable:

Since September 2010 and prior to the Merger, Pathfinder, LLC had been funding its operations as well as the operations of the Company (SyntheMed, Inc.) with proceeds from investors, including Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger (see Note H[1]), through the issuance of convertible notes payable.  The notes payable had an interest rate of 6%, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of the Company for the subscription price thereof in an offering by the Company conducted in connection with the Merger, which is referred to herein as the “Capital Raise.”

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, into the Company’s common stock sold in the placement (see Note H[2]). At March 31, 2012, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet.

  In February and March 2012, the Company borrowed from an investor an aggregate amount of $570,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory note, and/or accrued interest thereon, into shares of the Company’s common stock at a price equal to the subscription price in the Capital Raise.

[2]   Insurance Notes Payable:

In March 2012, the Company entered into a short term financing agreement covering $24,400 in aggregate premiums for product liability insurance relating to the SyntheMed business.  The financed amount is payable in monthly installments each in the amount of $2,500 (including interest at 4.52% per annum) through December 2012.

In September 2011, the Company entered into two short term financing agreements for our directors’ and officers’ liability insurance premiums totaling $50,000 and $74,000 and payable in monthly installments including interest of $5,000 and $7,000, respectively. The monthly installments for both notes are due through July 2012 and carry an interest rate of 3.78% and 3.25% per annum, respectively.

[3]   Note Payable – Clubb Capital Limited:

In September 2011, the Company issued a note payable to Clubb Capital Limited in the principal amount of $244,000, representing the deferred portion of the commission to which Clubb Capital Limited was entitled in connection with the initial closing of the Capital Raise. The principal balance (together with accrued interest thereon at the rate of 6% per annum) became due and payable on demand at any time on or after December 30, 2011.

F)   Long-term payable

The Company has recorded a long term payable for its estimated licensing fee obligations under the MGH license agreement (See Note K[2]). The amounts recorded represent the projected future license fees payable based on the Company’s estimate of 2017 as the first year of commercial sale, discounted to the present value using the following assumptions: Net Present Value calculated as of the agreement’s effective date of April 13, 2009, using an estimated borrowing rate for the Company of 10%.  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining period in the term. An adjustment was recorded in the opening balance at January 1, 2011 to properly state the estimated value of the Company’s long term payable related to the MGH license agreement by increasing long-term payable by approximately $125,000, intangible assets by $83,000 and accumulated deficit by $42,000.

Under the agreement, prior to the achievement of the Company’s first commercial sale, license fees are due to MGH and payable as follows:

Year ending December 31,	Amount

2013	$10,000
2014	75,000
2015	75,000
2016 and each year thereafter	$150,000

G)    Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at March 31, 2012 and excludes 38,615,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

H)    Capital Transaction

[1]   Merger transaction:

 In connection with and pursuant to the Merger and at the date thereof, the Company issued an aggregate of 457,999,480 shares of common stock to the former members of Pathfinder, LLC in consideration for, among other things, 100% of the membership interests in Pathfinder, LLC.

Because the former members of Pathfinder, LLC owned approximately 80% of the voting stock of the Company immediately after the transaction, Pathfinder, LLC is deemed to be the accounting “acquirer” and the transaction has been accounted for as a reverse acquisition by Pathfinder, LLC of the Company under the purchase method of accounting for business. Accordingly, the assets acquired and liabilities assumed were recorded as of the date of the Merger at their estimated fair values, based on the fair market value of the outstanding common stock and outstanding options and warrants of the Company (formerly SyntheMed, Inc.) immediately prior to the Merger:

Fair value of SyntheMed’s common stock	$5,725,000
Estimated fair value of SyntheMed stock options and stock warrants assumed	295,000

Total Merger consideration	$6,020,000

The fair value of SyntheMed, Inc.’s common stock used in determining the purchase price was $0.05 per share, which was based on the price at which the common stock was sold in the initial closing of the Capital Raise immediately after the Merger. The fair value of SyntheMed, Inc.’s stock options and stock warrants was determined using the Black-Scholes option pricing model with the following assumptions:

September 2, 2011

Underlying stock price	$0.05
Expected stock price volatility	64.7% – 128.4%
Risk-free interest rates	0.2% – 3.15%
Weighted average expected life	2.78 years
Expected dividend yield	0

Under the purchase method of accounting, the total purchase price is allocated to the acquired identifiable assets and liabilities assumed based on their estimated fair values as of the merger closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.

Below is a breakdown of the assets acquired and liabilities assumed in the Merger:

Asset Allocation	Value
Accounts receivables	$101,000
Inventory	76,000
Other assets (A)	37,000
Liabilities assumed (B)	(2,321,000)

Total identifiable net liabilities	(2,107,000)
Goodwill	8,127,000

Total fair value of SyntheMed assets and liabilities	$6,020,000

(A)	Includes cash, prepaid expenses and fixed assets
(B)	Includes $1,343,000 notes payable to Pathfinder LLC(including accrued interest) (see Note E)

During the third quarter of 2011, the Company performed an impairment analysis for the goodwill generated by the 2011 Merger transaction using a discounted cash flow methodology, and determined that the entire carrying amount was impaired. Accordingly, an impairment charge of $8,127,000 was recorded at September 30, 2011.

Acquisition costs incurred by the Company related to the Merger were approximately $800,000 and were expensed as incurred.

If the Merger had occurred on January 1, 2011, the Company’s revenues for the three months ended March 31, 2011 would have increased by approximately $39,000 from the sale of REPEL-CV for total pro forma revenues during the period of approximately $39,000. The net loss for the period would have increased by approximately $0.4 million principally due an additional $0.4 million net loss from SyntheMed operations for a pro forma net loss during the period of approximately $1.2 million or $(0.00) per share (based on weighted average common shares outstanding of approximately 662,162,000).

 [2]   Private Placement:

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of the Capital Raise in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,076.  Of the proceeds, $1,375,500 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC (see Note E[1]) as contemplated by the Merger Agreement.

Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the Capital Raise and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a short-term note. (See Note E[3])  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of Pathfinder common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.  The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Act and/or Rule 506 of Regulation D and/or Regulation S.

[3]   Other capital transactions related to the Merger:

Under the license agreement with MGH, Pathfinder, LLC was obligated in the event that it was acquired or substantially all of its assets were sold, to pay to MGH an amount equal to 3% of the sale price received.  The Merger qualified as an acquisition of Pathfinder, LLC for purposes of this provision.  Pursuant to an understanding agreed prior to the Merger, the principal member of Pathfinder, LLC funded the obligation to MGH by accepting a reduction in the number of shares to which it would otherwise was entitled in the Merger as a member of Pathfinder equal in amount to the number of shares owed to MGH and agreeing that those shares be issued instead to MGH.  The Company recognized a non-cash charge at the time of the Merger in the amount of $687,000, representing the fair market value of the shares so acquired by MGH.

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

At March 31, 2012, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At March 31, 2012, there were 4,871,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the three months ended March 31, 2012 and 2011, respectively.

The following summarizes the activities of the Company’s stock options for the three months ended March 31, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2012	23,826	$0.19	3.6 Years
Cancelled, expired or forfeited	1,818	0.61
Granted	-	-	-
Outstanding at March 31, 2012	22,008	$0.15	3.7 Years	$0
Exercisable at March 31, 2012	21,159	$0.15	3.3 Years

Expected to vest after March 31, 2012	21,908	$0.15	3.7 Years	$0

As of March 31, 2012, there was approximately $17,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 30 months.

The Company has recorded a charge of $3,000 in general and administrative expense for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At March 31, 2012, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[5]   Warrants:

As of March 31, 2012, the following warrants were outstanding to purchase up to 16,606,306 shares of the Company’s Common Stock:

700,000	exercisable at $0.50 per share which expire on September 30, 2012
9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

16,606,306

I)   Income Taxes

At March 31, 2012 and December 31, 2011, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula would be the value of the equity times the prescribed federal rate of 2.97%.

As of March 31, 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

J)    Nature of Business

The Company’s revenues from the sale of REPEL-CV for the three months ended March 31, 2012 was as follows:

Geographic Information
Three Months Ended March 31, 2012

Revenues

United States	$12,000
Russia	10,000
Hong Kong	7,000
Czech Republic	5,000

$34,000

All of the Company’s Long-Lived Assets are located in the United States of America.

K)    Commitments and Other Matters

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

In 2009, the Company entered into a research agreement with the University of Glasgow, whereby the University was to conduct further research on behalf of the Company relating to the technology licensed by the Company from the University. The agreement was subsequently extended for two one-year terms through March 24, 2012.   In April 2012, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 432,000 (approximately $691,000 based on exchange rates in effect on March 31, 2012), payable by the Company over the course of the twelve months. Under these agreements, the Company recorded an expense for the three month period ended March 31, 2012 and 2011 of $132,000 and $47,000 respectively.

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

[3]   Yissum Agreement

In December 2011, the Company amended the license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”), for the polymer technology used in the SyntheMed business in exchange for a cash payment of $150,000 and the issuance of 1,000,000 shares of its common stock to Yissum. The amended agreement modified certain rights of use to the technology, settled certain claims related to unpaid royalty obligations of the Company and established the Company’s rights under the new agreement to not be subject to payments of minimum royalties, as they were under the prior agreement.

Pursuant to the terms of the Merger, effective December 1, 2011, the Company issued to the former members of Pathfinder, LLC an additional aggregate of 4,000,000 shares of the Company’s common stock to protect against dilution associated with the 1,000,000 share issuance to Yissum described above.

As a result of the above transactions, in December 2011, the Company recorded a charge of $350,000 equal to the fair value of the 5,000,000 shares issued to the former Pathfinder, LLC members and to Yissum based on the market price of the Company’s stock on December 1, 2011.  This charge was offset by the reversal of the Yissum Agreement liability as of December 1, 2011 which amounted to $438,000, for a net gain of $88,000.

[4]   Employment Agreement

At March 31, 2012, the Company had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $27,000 at March 31, 2012.  Effective January 1, 2012, the Company’s annual salary obligation is $107,000 plus the applicable 2012 cost of living increase.

L)   Related Party Transactions

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of SyntheMed since prior to the Merger.  Dr. Franklin, the Company’s CEO and President, was SyntheMed’s sole executive officer at the time of the Merger. The Company pays Dr. Franklin a monthly consulting fee of $15,000.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the Capital Raise (see Note H[2]).

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. See Note E[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by Pathfinder. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to Pathfinder under the terms of a license agreement between the university and Pathfinder.  The university owns an equity interest in Pathfinder of 9.5% beneficial ownership percentage of the company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels is chairman of the Company’s scientific advisory board and Dr. Davies provides scientific consulting services to the Company.  As of March 31, 2012, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

M)   Subsequent Events

Subsequent to March 31, 2012, the Company borrowed an additional $150,000 on the same terms as amounts borrowed during the quarter then ended. See Note E[1].

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required clinical studies and the success of those studies, (iii) potential inability to secure funding as and when needed and (iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on Pathfinder Cells.  Reference is made to our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 for a more extensive description of these and other risks and uncertainties.   These forward-looking statements speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Estimates

 The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation allowance, the useful lives of intangible assets, valuation of stock-based compensation and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may vary from these estimates under different assumptions or conditions. A more detailed discussion of the application of these and other accounting policies can be found in Note B to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. Actual results may differ from these estimates.

Results of Operations

The discussion of our results of operations set forth below reflects the results of operations of Pathfinder, LLC for periods ended on or prior to September 2, 2011, the date of the Merger, and the consolidated results of operations of the Company (formerly SyntheMed, Inc.) and Pathfinder, LLC for periods on or after such date.

Revenue for the three months ended March 31, 2012 was $34,000, all of which is attributable to REPEL-CV product sales. There were no comparable amounts for the prior year, as the prior year does not include results of operations for the SyntheMed business and Pathfinder LLC has not generated any revenue since inception.

Cost of goods sold was $12,000 for the three months ended March 31, 2012. There were no comparable amounts for the prior year. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $288,000 for the three months ended March 31, 2012, compared to $343,000 for the corresponding prior year period, a decrease of 15.9% or $55,000. The decrease is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $166,000 and decreased legal expense of $46,000 offset by increased fees under the research agreement with the University of Glasgow of $85,000 and increased expenses incurred for the legacy SyntheMed business of $71,000.

General and administrative expenses totaled $273,000 for the three months ended March 31, 2012, compared to $142,000 for the corresponding prior year period, an increase of 92.2% or $131,000.  The increase is primarily attributable to increased salary related expenses of $40,000, increased professional fees of $45,000, increased Board of Director expenses of $24,000 and insurance expense of $35,000 offset by decreased travel related expenses of $24,000.

We incurred sales and marketing expenses of $7,000 for the three months ended March 31, 2012. There were no comparable amounts for the prior year. The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

Net interest expense was unchanged at $11,000 for the three months ended March 31, 2012 and 2011.

Other expense totaled $304,000 for the three months ended March 31, 2011 and was comprised of $293,000 for the provisions for losses on notes and interest receivable (see Note D of Condensed Consolidated Financial Statements). There was no comparable amount for the current year period.

Our net loss was $557,000 for the three months ended March 31, 2012, compared to $789,000 for the corresponding prior year period, a decrease of 29.4% or $232,000. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2012 we had cash of $64,000 and negative working capital of $1,255,000, compared to  cash of $196,000 and negative working capital of $710,000 at December 31, 2011.

Net cash used in operating activities was $664,000 for the three months ended March 31, 2012, compared to $532,000 for the corresponding prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $557,000, combined with a decrease in accounts payable and accrued expenses totaling $189,000, offset by decreases in accounts receivable, inventory and prepaid expenses totaling $74,000 and the impact of $8,000 in non-cash charges. Net cash used in operating activities for the prior year was comprised of a net loss of $789,000, increases in interest receivable and prepaid expenses totaling $9,000 and a decrease in accounts payable of $72,000, offset by an increase of $42,000 in accrued expenses and the impact of $296,000 in non-cash charges, primarily for the provisions for losses on notes and interest receivable of $293,000.

Net cash used by investing activities for the three months ended March 31, 2011 was $285,000, which related to short-term loans by Pathfinder, LLC to SyntheMed under the credit and security agreement described below. There was no comparable amount for the current year period.

Net cash provided by financing activities for the three months ended March 31, 2012 was $532,000, compared to $966,000 for the prior year period.  The current year amount was comprised of $570,000 of proceeds from short term notes payable, offset by $38,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The prior year amount was comprised entirely of proceeds from short term notes payable.

Recent Financings

Immediately following the Merger and as contemplated thereby, on September 2, 2011 we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock, representing approximately 13.5% of the shares of our common stock outstanding after issuance, at a price of $0.05 per share, for net proceeds of $4,146,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement. The converted debt was evidenced by promissory notes issued by Pathfinder, LLC between September 2010 and July 2011 to fund its operating costs, including its loans to our company that were cancelled in connection with the Merger.  The notes bore interest at 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of our company for the subscription price thereof in an offering by our company conducted in connection with the Merger.  At March 31, 2012, we owed approximately $96,000 for unpaid accrued interest on the converted notes. Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a note bearing interest at 6% per annum, payable on demand after December 30, 2011.   In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of our common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

In February and March 2012, we borrowed from an investor an aggregate principal amount of $570,000. An additional $150,000 was borrowed in April 2012. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory note, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

The cash balance as of March 31, 2012 and the subsequent borrowings of $150,000 in April  2012 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We plan to raise up to an additional approximately $1.4 million in the Capital Raise, which would result in total gross proceeds for the Capital Raise, including converted and convertible debt, to approximately $6 million.  Even if we are successful in doing so, of which there can be no assurance, we will nevertheless need to raise additional capital to fund our plan of operations.  During the next 12 months, we anticipate spending approximately $3 million on research and development and other activities, assuming we are successful in raising the necessary capital.

 If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit our operations.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include (i) a commitment to fund approximately $691,000 in research and development activities through the University of Glasgow through March 2013, and (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital.  If first commercial sale is not achieved by 2017, annual payments of $150,000 will be required thereafter until first commercial sale. In addition, at December 31, 2011, we had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $33,000 at December 31, 2011.

Due to our lack of profitable operations and our need to continue to raise funds,  our independent registered public accounting firm has included in its report on our 2011 audited financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three month periods ended March 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to March 31, 2012; (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to March 31, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: May 15, 2012

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: May 15, 2012