Form 10-Q
period 2012-06-30
Pathfinder Cell Therapy, Inc.
filed 2012-08-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at June 30, 2012

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2012 and 2011 and for the period November 4, 2008 (Inception) through June 30, 2012	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month and six-month periods ended June 30, 2012 and 2011 and for the period November 4, 2008 (Inception) through June 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION

Item 6.	Exhibits	22

	Signature	23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)
					November 4, 2008 (Inception) Through June 30, 2012
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Product sales	$29	$-	$63	$-	$136
Revenue	29	-	63	-	136

Cost of goods sold	14	-	26	-	52

Gross profit	15	-	37	-	84

Operating expenses:
Research and development	399	440	687	783	3,532
General and administrative	223	156	496	298	2,704
Sales and marketing	6	-	13	-	43
Goodwill impairment	-	-		-	8,127
Operating expenses	628	596	1,196	1,081	14,406

Loss from operations before other income / (expense)	(613)	(596)	(1,159)	(1,081)	(14,322)

Other income/(expense):
Interest (expense), net	(21)	(20)	(32)	(31)	(178)
Provision for allowance of notes
receivable from SyntheMed, Inc.		(358)		(651)	-
Reversal of a liability					124
Other income/(expense)	(21)	(378)	(32)	(682)	(54)

Loss before income tax benefit	(634)	(974)	(1,191)	(1,763)	(14,376)
Income tax benefit	-	-	-	-	-

Net loss	$(634)	$(974)	$(1,191)	$(1,763)	$(14,376)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	667,161	457,999	667,161	457,999

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$96	$196
Accounts receivable	13	54
Inventory	57	51
Prepaid expenses	49	115
Total current assets	215	416

Intangible, net of accumulated amortization	218	227
Machinery, equipment and software, less accumulated depreciation		1
TOTAL	$433	$644

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$84	$243
Accrued expenses (including related party amount
of $284,000 and $336,000, respectively)	527	560
Current portion of long term payable	15	5
Insurance note payable	15	74
Note payable - Clubb Capital	244	244
Convertible notes payable	1,215	-
Total current liabilities	2,100	1,126

Long term payable - net of current portion	224	225

Commitments and other matters (Note K)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,161 at June 30, 2012
and December 31, 2011	667	667
Additional paid-in capital	11,818	11,811
Accumulated deficit	(14,376)	(13,185)
Total capital deficit	(1,891)	(707)
TOTAL	$433	$644

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH JUNE 30, 2012
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Loss
	Shares	Amount			Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license (see Note F)	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	7	-	7

Net Loss	-	-	-	(1,191)	(1,191)

Balance, June 30, 2012	667,162	667	11,818	(14,376)	(1,891)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
			November 4, 2008 (Inception) Through June 30, 2012
	Six Months ended June 30,

	2012	2011
Cash flows from operating activities:
Net loss	$(1,191)	$(1,763)	$(14,376)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization	9	6	60
Depreciation	1		1
Stock based compensation relating to options	7	-	534
Shareholder contribution -3% merger fee due to MGH	-	-	687
Goodwill impairment loss	-	-	8,127
Provision for allowance of notes receivable from SyntheMed, Inc.	-	651	-
Reversal of liability	-	-	(124)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	41	(3)	88
Increase in interest receivable	-	(23)	-
(Increase) decrease in inventory	(6)	-	19
Decrease in prepaid expenses	90	14	134
(Decrease) increase in accounts payable	(159)	230	81
Increase (decrease) in accrued expenses	(24)	55	47
Net cash used in operating activities	(1,232)	(833)	(4,722)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	(628)	(1,173)
Cash acquired from merger	-	-	14
Net cash used in investing activities	0	(628)	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-	1,283
Payments of insurance note payable	(83)	-	(145)
Proceeds from convertible notes payable	1,215	1,785	4,192
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	1,132	1,785	6,067

Net (decrease) increase in cash	(100)	324	96
Cash at beginning of period	196	16	-
Cash at end of period	$96	$340	$96

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-		130
Long term payable for license	-	-	177
Financing of placement agent commission through notes payable	-	-	244
Financing of insurance premiums through notes payable	24	-	160
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	-	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	-	201
Liabilities assumed	-	-	2,322
Non-cash consideration	$-	$-	$6,020

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

The Company faces certain risks and uncertainties similar to those faced by other early stage regenerative medicine companies including its ability to obtain additional funding, the success and timetable of required clinical trials, its future profitability, uncertainty regarding development and commercialization of the Company’s product candidates, competition and technology change and government regulations, including the need for product approvals.

To date, Pathfinder, LLC has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of June 30, 2012, the Company does not anticipate having sufficient cash on hand or generating sufficient revenue from operations to meet the Company’s anticipated cash requirements based on its present plan of operations through June 30, 2013, without securing additional funds through the issuance of equity and/or debt.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

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

Intangible Assets

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and Massachusetts General Hospital (“MGH”). Intangible assets are amortized using the straight-line method over the estimated useful life of 15 years, which is based upon management’s timelines for the typical development, approval, and marketing and life cycle of pharmaceutical drug products.

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

C)            Inventory

All inventories relate to the SyntheMed business and consist of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$21,000		$32,000
Finished goods	36,000		19,000
	$57,000	S	51,000

D)            Note Receivable – SyntheMed, Inc.

During the six months ended June 30, 2011, under a revolving credit and security agreement originally entered into in September 2010, Pathfinder, LLC loaned the Company (formerly SyntheMed, Inc.) $628,000 and then recorded a full valuation reserve of $651,000 (consisting of principal and accrued interest). As of June 30, 2011, the entire principal balance owed to Pathfinder, LLC of $1,083,000 was fully reserved due to SyntheMed’s poor financial condition. All amounts outstanding under the revolving credit and security agreement were subsequently forgiven in connection with and pursuant to the Merger.

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

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal into the Company’s common stock sold in the placement (see Note H[2]). At June 30, 2012, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet.

During the six months ended June 2012, the Company borrowed from investors an aggregate amount of $1,215,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock at a price equal to the subscription price in the Capital Raise.

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

G)            Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at June 30, 2012 and excludes 37,717,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

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

Below is a breakdown of the assets acquired and liabilities assumed in the Merger:
Asset Allocation	Value
Accounts receivables	$101,000
Inventory	76,000
Other assets (A)	37,000
Liabilities assumed (B)	(2,321,000)

Total identifiable net liabilities	(2,107,000)
Goodwill	8,127,000

Total fair value of SyntheMed assets and liabilities	$6,020,000

(A)	Includes cash, prepaid expenses and fixed assets
(B)	Includes $1,343,000 notes payable to Pathfinder LLC (including accrued interest) (see Note E[1])

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

The below schedule presents pro forma revenues and earnings information of the Company as if the Merger had occurred on January 1, 2011, for the following periods (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30, 2011		June 30, 2011
	(Unaudited)		(Unaudited)
Revenues	$0.1		$0.1
Net Loss	$(0.9)	(a)	$(10.4)	(b)
Basic and diluted net loss per common share	$0.00		$0.02

Weighted average shares outstanding	662.2		662.2

(a) Pro forma net loss includes $0.4 million net gain from reversal of allowance on note receivable, and includes a $0.3 million net loss related to the operations of the SyntheMed business.
(b) Pro forma net loss includes $8.1 million goodwill impairment charge, $0.7 million net gain from reversal of allowance on note receivable, $0.5 million stock based compensation charge, and a $0.7 million net loss related to the operations of the SyntheMed business.

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

At June 30, 2012, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At June 30, 2012, there were 4,871,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the six months ended June 30, 2012 and 2011, respectively.

The following summarizes the activities of the Company’s stock options for the six months ended June 30, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2012	23,826	$0.19	3.6 Years
Cancelled, expired or forfeited	2,716	0.54
Granted	-	-	-
Outstanding at June 30, 2012	21,110	$0.14	3.7 Years	$0
Exercisable at June 30, 2012	20,260	$0.14	3.7 Years

Expected to vest after June 30, 2012	21,010	$0.14	3.7 Years	$0

As of June 30, 2012, there was approximately $13,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 27 months.

The Company has recorded a charge of $7,000 in general and administrative expense for the six months ended June 30, 2012 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At June 30, 2012, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[5]   Warrants:

As of June 30, 2012, the following warrants were outstanding to purchase up to 16,606,306 shares of the Company’s Common Stock:

700,000	exercisable at $0.50 per share which expire on September 30, 2012
9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

16,606,306

I)           Income Taxes

At June 30, 2012 and December 31, 2011, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula would be the value of the equity times the prescribed federal rate of 3.06%.

As of June 30, 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

J)            Nature of Business

The Company’s revenues from the sale of REPEL-CV for the periods ended June 30, 2012 was as follows:

Geographic Information
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

	Revenues

United States	$1,000	$13,000
Russia	3,000	13,000
Columbia	14,000	14,000
Hong Kong	11,000	18,000
Czech Republic	-	5,000

	$29,000	$63,000

There were no comparable amounts for the corresponding prior year periods.

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

In 2009, the Company entered into a research agreement with the University of Glasgow, whereby the University was to conduct further research on behalf of the Company relating to the technology licensed by the Company from the University. The agreement was subsequently extended for two one-year terms through March 24, 2012.   In April 2012, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 432,000 (approximately $678,000 based on exchange rates in effect on June 30, 2012), payable by the Company over the course of the twelve months. Under these agreements, the Company recorded an expense for the three and six month period ended June 30, 2012 of $199,000 and $331,000, respectively, compared to $55,000 and $172,000 for the corresponding prior year periods.

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

[4]   Employment Agreement

At June 30, 2012, the Company had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $27,000 at June 30, 2012.  Effective January 1, 2012, the Company’s annual salary obligation is $107,000 plus the applicable 2012 cost of living increase.

L)           Related Party Transactions

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.)  since prior to the Merger.  Dr. Franklin, the Company’s CEO and President, was SyntheMed’s sole executive officer at the time of the Merger. The Company pays Dr. Franklin a monthly consulting fee of $15,000.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the Capital Raise (see Note H[2]).

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. See Note E[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by Pathfinder. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to Pathfinder under the terms of a license agreement between the university and Pathfinder.  The university owns an equity interest in Pathfinder of 9.5% beneficial ownership percentage of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the university and Dr. Davies provides scientific consulting services to the Company.  As of June 30, 2012, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

M)           Subsequent Events

Subsequent to June 30, 2012, the Company borrowed an additional $50,000 on the same terms as amounts borrowed during the quarter then ended. See Note E[1].

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

Revenue for the three and six months ended June 30, 2012 was $29,000 and $63,000, respectively, all of which is attributable to REPEL-CV product sales. There were no comparable amounts for the prior year, as the prior year does not include results of operations for the SyntheMed business and Pathfinder LLC has not generated any revenue since inception.

Cost of goods sold for the three and six months ended June 30, 2012 was $14,000 and $26,000, respectively. There were no comparable amounts for the prior year. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $399,000 and $687,000 for the three and six months ended June 30, 2012, respectively, compared to $440,000 and $783,000 for the corresponding prior year periods, a decrease of 9.3% or $41,000 for the three month period and a decrease of 12.2% or $96,000 for the six month period. The decrease for the three month period is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $175,000 and decreased consulting fees of $11,000, offset by increased fees under the research agreement with the University of Glasgow of $74,000, increased legal fees of $37,000  and increased expenses incurred for the legacy SyntheMed business of $30,000. The decrease for the six month period is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $335,000 and decreased consulting fees of $11,000, offset by increased fees under the research agreement with the University of Glasgow of $159,000 and increased expenses incurred for the legacy SyntheMed business of $101,000.

General and administrative expenses totaled $223,000 and $496,000 for the three and six months ended June 30, 2012, respectively, compared to $156,000 and  $298,000 for the corresponding prior year periods, an increase of 43.2% or $67,000 for the three month period and an increase of 66.4% or $198,000 for the six month period..  The increase for the three month period is primarily attributable to increased salary related expenses of $40,000, increased professional fees of $11,000, increased Board of Director expenses of $20,000 and insurance expense of $36,000, offset by decreased consulting fees of $20,000, office related expense of $14,000 and travel related expenses of $7,000. The increase for the six month period is primarily attributable to increased salary related expenses of $87,000, increased professional fees of $56,000, increased Board of Director expenses of $44,000 and insurance expense of $71,000, offset by decreased consulting fees of $20,000, office related expense of $11,000 and travel related expenses of $31,000.

We incurred sales and marketing expenses of $6,000 and $13,000 for the three and six months ended June 30, 2012, respectively. There were no comparable amounts for the prior year. The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

Net interest expense was of similar amounts for all periods presented.

Other expenses included $358,000 and $651,000 for the three and six months ended June 30, 2011, respectively, related to the provisions for losses on notes and interest receivable (see Note D of Notes to Condensed Consolidated Financial Statements). There was no comparable amount for the current year period.

Our net loss was $634,000 and $1,191,000 for the three and six months ended June 30, 2012, respectively, compared to $974,000 and $1,763,000 for the comparable prior year periods, a decrease of 34.9% or $340,000 for the three month period and a decrease of 32.4% or $572,000 for the six month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2012 we had cash of $96,000 and negative working capital of $1,885,000, compared to  cash of $196,000 and negative working capital of $710,000 at December 31, 2011.

Net cash used in operating activities was $1,232,000 for the six months ended June 30, 2012, compared to $833,000 for the corresponding prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $1,191,000, combined with a decrease in accounts payable and accrued expenses totaling $183,000, offset by decreases in accounts receivable and prepaid expenses totaling $131,000 and the impact of $17,000 in non-cash charges. Net cash used in operating activities for the prior year was comprised of a net loss of $1,763,000, increases in interest receivable and accounts receivable totaling $26,000, offset by a decrease in prepaid expenses of $14,000 and increases in accounts payable and accrued expenses totaling $285,000 and the impact of $657,000 in non-cash charges, primarily for the provisions for losses on notes and interest receivable of $651,000.

Net cash used by investing activities for the six months ended June 30, 2011 was $628,000, which related to short-term loans by Pathfinder, LLC to SyntheMed under the credit and security agreement described below. There was no comparable amount for the current year period.

Net cash provided by financing activities for the six months ended June 30, 2012 was $1,132,000, compared to $1,785,000 for the prior year period.  The current year amount was comprised of $1,215,000 of proceeds from short term notes payable, offset by $83,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The prior year amount was comprised entirely of proceeds from short term notes payable.

Recent Financings

Immediately following the Merger and as contemplated thereby, on September 2, 2011 we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock, representing approximately 13.5% of the shares of our common stock outstanding after issuance, at a price of $0.05 per share, for net proceeds of $4,146,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement. The converted debt was evidenced by promissory notes issued by Pathfinder, LLC between September 2010 and July 2011 to fund its operating costs, including its loans to our company that were cancelled in connection with the Merger.  The notes bore interest at 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of our company for the subscription price thereof in an offering by our company conducted in connection with the Merger.  At June 30, 2012, we owed approximately $96,000 for unpaid accrued interest on the converted notes. Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a note bearing interest at 6% per annum, payable on demand after December 30, 2011.   In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of our common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

Since February 2012, we have borrowed from investors an aggregate principal amount of $1,215,000. An additional $50,000 was borrowed in July 2012. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

The cash balance as of June 30, 2012 and the subsequent borrowings of $50,000 in July 2012 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We plan to raise up to an additional approximately $300,000 in the Capital Raise, which would result in total gross proceeds for the Capital Raise, including converted and convertible debt, to approximately $6 million.  Even if we are successful in doing so, of which there can be no assurance, we will nevertheless need to raise additional capital to fund our plan of operations.  During the next 12 months, we anticipate spending approximately $3 million on research and development and other activities, assuming we are successful in raising the necessary capital.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit our operations.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include (i) a commitment to fund approximately $678,000 in research and development activities through the University of Glasgow through March 2013, and (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital.  If first commercial sale is not achieved by 2017, annual payments of $150,000 will be required thereafter until first commercial sale. In addition, at June 30, 2012, we had an employment agreement with one individual that is scheduled to expire in September 2012, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $27,000 at June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits

10.1	Promissory Note issued by Registrant in favor of Skye Asset Management SA in the principal amount of $270,000.

10.2	Promissory Notes issued by Registrant in favor of Ventura, Inc. in the aggregate principal amount of $275,000.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and six month periods ended June 30, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to June 30, 2012; (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to June 30, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: August 14, 2012

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: August 14, 2012