Form 10-Q
period 2012-09-30
Pathfinder Cell Therapy, Inc.
filed 2012-11-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

                                 (Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at September 30, 2012

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2012 and 2011 and for the period November 4, 2008 (Inception) through September 30, 2012	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through September 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month and nine-month periods ended September 30, 2012 and 2011 and for the period November 4, 2008 (Inception) through September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION

Item 6.	Exhibits	22

	Signature	23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended		November 4, 2008
	September 30,		September 30,		(Inception) Through
	2012	2011	2012	2011	September 30, 2012
Revenue
Product sales	$20	$5	$83	$5	$156
Revenue	20	5	83	5	156

Cost of goods sold	8	2	34	2	60

Gross profit	12	3	49	3	96

Operating expenses:
Research and development	301	578	988	1,361	3,833
General and administrative	125	1,423	621	1,721	2,829
Sales and marketing	6	21	19	21	49
Goodwill impairment	-	8,127	-	8,127	8,127
Operating expenses	432	10,149	1,628	11,230	14,838

Loss from operations before other income / (expense)	(420)	(10,146)	(1,579)	(11,227)	(14,742)

Other income/(expense):
Interest expense, net	(28)	(34)	(60)	(65)	(206)
Reversal for allowance of notes receivable from SyntheMed, Inc.	-	1,110	-	459	-
Reversal of a liability	-	-	-	-	124
Other income/(expense)	(28)	1,076	(60)	394	(82)

Loss before income tax benefit	(448)	(9,070)	(1,639)	(10,833)	(14,824)
Income tax benefit	-	-	-	-	-

Net loss	$(448)	$(9,070)	$(1,639)	$(10,833)	$(14,824)

Net loss per common share-basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding	667,161	522,355	667,161	479,687

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$15	$196
Accounts receivable	11	54
Inventory	50	51
Prepaid expenses	98	115
Total current assets	174	416

Intangible, net of accumulated amortization	213	227
Machinery, equipment and software, less accumulated depreciation	-	1
TOTAL	$387	$644

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$221	$243
Accrued expenses (including related party amount of $407,000 and $336,000, respectively)	575	560
Current portion of long term payable	15	5
Insurance note payable	75	74
Note payable - Clubb Capital	244	244
Convertible notes payable	1,365	-
Total current liabilities	2,495	1,126

Long term payable - net of current portion	228	225

Commitments and other matters (Note L)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,161 at September 30, 2012 and December 31, 2011	667	667
Additional paid-in capital	11,821	11,811
Accumulated deficit	(14,824)	(13,185)
Total capital deficit	(2,336)	(707)
TOTAL	$387	$644

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	10	-	10

Net Loss	-	-	-	(1,639)	(1,639)

Balance, September 30, 2012	667,162	667	11,821	(14,824)	(2,336)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Nine Months ended		November 4, 2008 (Inception) Through September 30, 2012
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,639)	$(10,833)	$(14,824)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Amortization	14	14	65
Depreciation	1	-	1
Stock based compensation relating to options	10	523	537
Shareholder contribution -3% merger fee due to MGH	-	687	687
Goodwill impairment loss	-	8,127	8,127
Reversal for allowance of notes receivable from SyntheMed, Inc.	-	(459)	-
Reversal of liability	-	-	(124)

Changes in operating assets and liabilities:
Increase in restricted cash	-	(150)	-
Decrease in accounts receivable	43	60	90
Decrease in interest receivable	-	4	-
Decrease in inventory	1	2	26
Decrease in prepaid expenses	116	23	160
(Decrease) increase in accounts payable	(22)	(42)	218
Increase in accrued expenses	28	420	99
Net cash used in operating activities	(1,448)	(1,624)	(4,938)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	(849)	(1,173)
Cash acquired from merger	-	14	14
Net cash used in investing activities	0	(835)	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	1,283	1,283
Payments of insurance note payable	(98)	(8)	(160)
Proceeds from convertible notes payable	1,365	2,125	4,342
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	1,267	3,400	6,202

Net (decrease) increase in cash	(181)	941	15
Cash at beginning of period	196	15	-
Cash at end of period	$15	$956	$15

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	94	177
Financing of placement agent commission through notes payable	-	244	244
Financing of insurance premiums through notes payable	99	136	235
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	3,107	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	201	201
Liabilities assumed	-	2,322	2,322
Non-cash consideration	$-	$6,020	$6,020

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

To date, Pathfinder, LLC has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of September 30, 2012, the Company does not have sufficient cash on hand or anticipate generating sufficient revenue from operations to meet the Company’s anticipated cash requirements through September 30, 2013 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of convertible debt and/or equity.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

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

Intangible Assets

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and Massachusetts General Hospital (“MGH”). Intangible assets are amortized using the straight-line method over the estimated useful life of 15 years, which is based upon management’s estimate of the timelines for the typical development, approval, and marketing and life cycle of pharmaceutical drug products.

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

Research and development

All research and development activities, including any preclinical and clinical studies and product development activities, are outsourced (see Note L).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

Patent costs

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

Comprehensive Income (Loss)

The Company’s comprehensive loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive loss has been included in the condensed consolidated financial statements.

C)            Inventory

All inventories relate to the SyntheMed business and consist of the following:

	September 30, 2012	December 31, 2011

Raw materials	$22,000	$32,000
Finished goods	28,000	19,000
	$50,000	$51,000

D)            Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the Merger.  Goodwill is tested for impairment annually in the third quarter of each fiscal year. A more frequent evaluation is performed if indicators of impairment are present.

For the nine month period ended September 30, 2011, the Company performed an impairment analysis for the Goodwill generated by the 2011 Merger transaction and determined that the entire carrying amount was impaired by using a discounted cash flow method. As a result, the Company recorded an impairment charge of $8,127,000 for the nine month period ended September 30, 2011.

E)             Note Receivable – SyntheMed, Inc.

In connection with and pursuant to the Merger, all amounts loaned by Pathfinder, LLC to the Company, (formerly SyntheMed, Inc.), prior to the Merger totaling $1,343,000 (including accrued interest thereon through the date of the Merger) under a revolving credit and security agreement originally entered into between the parties in September 2010 were automatically forgiven.  As of September 30, 2011, the Company has reversed an allowance that had been established to reserve for 100% of this receivable. This reversal, including the allowance accrued in the three months ended September 30, 2011 of $333,000, resulted in a net adjustment of $1,110,000 included in Other Income (Expense) during this period. Additionally, the reversal of the allowance, including the allowance accrued in fiscal 2011 through the Merger date of $884,000, resulted in a net adjustment of $459,000, is included in Other Income (Expense) in the accompanying condensed consolidated financial statements.

F)             Notes Payable

 [1]   Convertible Notes Payable:

Since September 2010 and prior to the Merger, Pathfinder, LLC had been funding its operations as well as the operations of the Company (SyntheMed, Inc.) with proceeds from investors, including Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger (see Note I[1]), through the issuance of convertible notes payable.  The notes payable had an interest rate of 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of the Company for the subscription price thereof in an offering by the Company conducted in connection with the Merger, which is referred to herein as the “Capital Raise.”

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal into the Company’s common stock sold in the placement (see Note I[2]). At September 30, 2012, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet.

During the nine months ended September 2012, the Company borrowed from investors an aggregate amount of $1,365,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock at a price equal to the subscription price in the Capital Raise (See Note I[2]).

 [2]   Insurance Notes Payable:

In March 2012, the Company entered into a short term financing agreement covering $24,400 in aggregate premiums for product liability insurance relating to the SyntheMed business.  The financed amount is payable in monthly installments each in the amount of $2,500 (including interest at 4.52% per annum) through December 2012.

In September 2012, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $75,000 and payable in monthly installments including interest of $7,600. The monthly installments are due through July 2013 and carry an interest rate of 3.45% per annum.

 [3]   Note Payable – Clubb Capital Limited:

In September 2011, the Company issued a note payable to Clubb Capital Limited in the principal amount of $244,000, representing the deferred portion of the commission to which Clubb Capital Limited as placement agent, was entitled in connection with the initial closing of the Capital Raise. The principal balance (together with accrued interest thereon at the rate of 6% per annum) became due and payable on demand at any time on or after December 30, 2011.

G)            Long-term payable

The Company has recorded a long term payable for its estimated licensing fee obligations under the MGH license agreement (See Note L[2]). The amounts recorded represent the projected future license fees payable based on the Company’s estimate of 2017 as the first year of commercial sale, discounted to the present value using the following assumptions: Net Present Value calculated as of the agreement’s effective date of April 13, 2009, using an estimated borrowing rate for the Company of 10%.  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining period in the term. An adjustment was recorded in the opening balance at January 1, 2011 to properly state the estimated value of the Company’s long term payable related to the MGH license agreement by increasing long-term payable by approximately $125,000, intangible assets by $83,000 and accumulated deficit by $42,000.

Under the agreement, prior to the achievement of the Company’s first commercial sale, license fees are due to MGH and payable as follows:

Year ending December 31,	Amount

2013	$10,000
2014	75,000
2015	75,000
2016 and each year thereafter	$150,000

H)            Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at September 30, 2012 and excludes 36,857,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

I)            Capital Transaction

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

Below is a breakdown of the assets acquired and liabilities assumed in the Merger:

Asset Allocation	Value
Accounts receivables	$101,000
Inventory	76,000
Other assets (A)	37,000
Liabilities assumed (B)	(2,321,000)

Total identifiable net liabilities	(2,107,000)
Goodwill	8,127,000

Total fair value of SyntheMed assets and liabilities	$6,020,000

(A)	Includes cash, prepaid expenses and fixed assets
(B)	Includes $1,343,000 notes payable to Pathfinder LLC (including accrued interest) (see Note F[1])

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

The below schedule presents pro forma revenues and earnings information of the Company as if the Merger had occurred on January 1, 2011, for the following periods (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	(Unaudited)		(Unaudited)
Revenues	$0.0		$0.2
Net Loss	$(1.0	)(a)	$(11.4	)(b)
Basic and diluted net loss per common share	$0.00		$(0.02)

Weighted average shares outstanding	662.2		662.2

(a) Pro forma net loss includes $8.1 million goodwill impairment charge, $1.1 million net gain from reversal of allowance on note receivable, $1.2 million of merger costs incurred in 2011 that would have been incurred in 2010 and a $0.2 million net loss related to the operations of the SyntheMed business.
(b) Pro forma net loss includes $0.1 million of merger costs incurred in 2011 that would have been incurred in 2010 and a $0.7 million net loss related to the operations of the SyntheMed business.

 [2]   Private Placement:

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of the Capital Raise in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,076.  Of the proceeds, $1,375,500 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC (see Note F[1]) as contemplated by the Merger Agreement.

Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the Capital Raise and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a short-term note. (See Note F[3])  In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of Pathfinder common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.  The shares were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Act and/or Rule 506 of Regulation D and/or Regulation S.

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

At September 30, 2012, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At September 30, 2012, there were 5,031,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

The Company granted 1,000,000 options during the nine months ended September 30, 2011 of which 250,000 vested immediately. For the nine months ended September 30, 2011, the Company recorded a charge of $10,000 in general and administrative expense for the fair value of these options. Additionally, in connection with and pursuant to the Merger, the Company assumed outstanding options of Pathfinder, LLC to purchase membership interests of Pathfinder, LLC, which options converted on the Merger into options to purchase an aggregate of 14,061,000 shares of the Company’s common stock. The Company has recorded a transaction cost of $513,000 in general and administrative expense for the fair value of these options for the nine months ended September 30, 2011, as these options vested upon the consummation of the Merger. There were no options granted during the nine months ended September 30, 2012.

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2012 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2012	23,826	$0.19	3.6 Years
Cancelled, expired or forfeited	2,876	0.53
Granted	-	-	-
Outstanding at September 30, 2012	20,950	$0.14	3.5 Years	$0
Exercisable at September 30, 2012	20,350	$0.14	3.5 Years

Expected to vest after September 30, 2012	20,850	$0.14	3.5 Years	$0

As of September 30, 2012, there was approximately $9,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 24 months.

The Company has recorded a charge of $10,000 in general and administrative expense for the nine months ended September 30, 2012 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At September 30, 2012, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[5]   Warrants:

As of September 30, 2012, the following warrants were outstanding to purchase up to 15,906,306 shares of the Company’s Common Stock:

9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

15,906,306

J)              Income Taxes

At September 30, 2012 and December 31, 2011, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula would be the value of the equity times the prescribed federal rate of 2.80%.

As of September 30, 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

K)            Nature of Business

The Company’s revenue from the sale of REPEL-CV for the periods ended September 30, 2012 was as follows:

Geographic Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Revenues		Revenues

United States	$-	$-	$13,000	$-
Russia	3,000	-	16,000	-
Columbia	-	-	14,000	-
Hong Kong	10,000	-	28,000	-
Italy	2,000	5,000	2,000	5,000
Czech Republic	5,000	-	10,000	-

	$20,000	$5,000	$83,000	$5,000

All of the Company’s Long-Lived Assets are located in the United States of America.

L)            Commitments and Other Matters

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

In 2009, the Company entered into a research agreement with the University of Glasgow, whereby the University was to conduct further research on behalf of the Company relating to the technology licensed by the Company from the University. The agreement was subsequently extended for two one-year terms through March 24, 2012.   In April 2012, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 432,000 (approximately $698,000 based on exchange rates in effect on September 30, 2012), payable by the Company over the course of the twelve months. Under these agreements, the Company recorded an expense for the three and nine month period ended September 30, 2012 of $179,000 and $510,000, respectively, compared to $168,000 and $340,000 for the corresponding prior year periods.

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

[4]   Employment Agreement

At September 30, 2012, the Company had an employment agreement with one individual that is scheduled to expire in September 2013, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $27,000 at September 30, 2012.  Effective January 1, 2012, the Company’s annual salary obligation is $107,000 plus the applicable 2012 cost of living increase.

M)          Related Party Transactions

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.)  since prior to the Merger.  Dr. Franklin, the Company’s CEO and President, was SyntheMed’s sole executive officer at the time of the Merger. The Company pays Dr. Franklin a monthly consulting fee of $10,000, which amount reflects a reduction, effective August, 2012, from the previous $15,000 per month consulting fee.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the Capital Raise (see Note I[2]).

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. At September 30, 2012, the Company had borrowed an additional principal amount of $100,000 from Breisgau BioVentures SA. See Note F[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by Pathfinder. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to Pathfinder under the terms of a license agreement between the university and Pathfinder.  The university owns an equity interest in Pathfinder of 9.5% beneficial ownership percentage of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the university and Dr. Davies provides scientific consulting services to the Company.  As of September 30, 2012, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

N)           Subsequent Events

Subsequent to September 30, 2012, the Company borrowed an additional aggregate principal amount of $400,000 from Breisgau BioVentures SA on the same terms as amounts borrowed during the quarter then ended. See Note F[1].

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

Revenue for the three and nine months ended September 30, 2012 was $20,000 and $83,000, respectively, compared to $5,000 for each of the corresponding prior year periods, an increase of $15,000 for the three month period and an increase of $78,000 for the nine month period. Comparisons to the prior year are not meaningful as the prior year does not include results of operations for the SyntheMed business prior to the merger date of September 2, 2011 and Pathfinder, LLC has not generated any revenue since inception. All of the sales were attributable to REPEL-CV product sales.

Cost of goods sold for the three and nine months ended September 30, 2012 was $8,000 and $34,000, respectively compared to $2,000 for each of the corresponding prior year periods, an increase of $6,000 for the three month period and an increase of $32,000 for the nine month period. Comparisons to the prior year are not meaningful as the prior year does not include results of operations for the SyntheMed business prior to the merger. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $301,000 and $988,000 for the three and nine months ended September 30, 2012, respectively, compared to $578,000 and $1,361,000 for the corresponding prior year periods, a decrease of 47.8%, or $277,000, for the three month period and a decrease of 27.3%, or $373,000, for the nine month period. The decrease for the three month period is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $189,000, decreased legal fees of $77,000 and decreased consulting fees of $28,000, offset by increased fees under the research agreement with the University of Glasgow of $8,000, and increased expenses incurred for the legacy SyntheMed business of $14,000. The decrease for the nine month period is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $567,000, decreased legal fees of $85,000 and decreased consulting fees of $3,000, offset by increased fees under the research agreement with the University of Glasgow of $166,000 and increased expenses incurred for the legacy SyntheMed business of $115,000.

General and administrative expenses totaled $125,000 and $621,000 for the three and nine months ended September 30, 2012, respectively, compared to $1,423,000 and $1,721,000 for the corresponding prior year periods, a decrease of 91.2%, or $1,298,000, for the three month period and a decrease of 64.0%, or $1,100,000, for the nine month period.  The decrease for the three month period is primarily attributable to decreases in stock based compensation expense of $512,000, professional fees of $54,000, consulting fees of $30,000, investor relations related expense of $33,000, travel related expenses of $12,000 and the recording of a merger related licensing fee of $687,000 in the prior year, offset by increased salary related expenses of $24,000, and increased insurance expense of $21,000. The decrease for the nine month period is primarily attributable to decreases in stock based compensation expense of $512,000, investor relations expenses of $35,000, consulting fees of $50,000, travel related expenses of $44,000 and the recording of a merger related licensing fee of $687,000 in the prior year, offset by increased salary related expenses of $103,000, increased Board of Director expenses of $44,000 and increased insurance expense of $89,000.

We incurred sales and marketing expenses of $6,000 and $19,000 for the three and nine months ended September 30, 2012, respectively compared to $21,000 and $21,000 for the corresponding prior year periods, a decrease of 72.0%, or $15,000, for the three month period and a decrease of 10.0% or $2,000 for the nine month period. Comparisons to the prior year are not meaningful as the prior year does not include results of operations for the SyntheMed business prior to the merger date of September 2, 2011. The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

We recorded an impairment loss of $8,127,000 for the three and nine months ended September 30, 2011. This amount was attributable to the goodwill generated by the deemed purchase of the SyntheMed assets in the Merger. An impairment analysis using a discounted cash flow method was performed and a determination made to record an impairment charge for the full amount of the recorded asset. There was no comparable amount for 2012. See Note D of Notes to Condensed Consolidated Financial Statements.

Net interest expense was of similar amounts for all periods presented.

Other income included income from the reversal of allowances for notes receivable from SyntheMed, Inc of $1,110,000 and $459,000 for the three and nine months ended September 30, 2011, respectively. As a result of the Merger, all amounts loaned by Pathfinder, LLC to the Company, (formerly SyntheMed, Inc.), prior to the Merger totaling $1,343,000  under the Revolving Credit and Security Agreement originally entered into between the parties in September 2010 were automatically forgiven.  As of September 30, 2011, the Company has reversed an allowance which was established to reserve for 100% of this note and accrued interest balances due in the amount of $1,343,000 at September 30, 2011. This reversal resulted in a net adjustment of $1,110,000 and $459,000 for the three and nine months ended September 30, 2011, respectively.  See Note E of Notes to Condensed Consolidated Financial Statements. There were no comparable amounts for the current year periods.

Our net loss was $448,000 and $1,639,000 for the three and nine months ended September 30, 2012, respectively, compared to $9,070,000 and $10,833,000 for the corresponding prior year periods, a decrease of 95.1%, or $8,622,000, for the three month period and a decrease of 84.9%, or $9,194,000, for the nine month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2012 we had cash of $15,000 and negative working capital of $2,321,000, compared to cash of $196,000 and negative working capital of $710,000 at December 31, 2011.

Net cash used in operating activities was $1,448,000 for the nine months ended September 30, 2012, compared to $1,624,000 for the corresponding prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $1,639,000, combined with an increase in accrued expenses of $28,000, decreases in accounts receivable and inventory totaling $44,000 and the impact of $25,000 in non-cash charges, offset by a decrease in accounts payable of $22,000. Net cash used in operating activities for the prior year was comprised of a net loss of $10,833,000, combined with a decrease in accounts payable of $42,000 offset by decreases in accounts receivable, interest receivable, inventory, prepaid expenses totaling $89,000, increase in accrued expenses of $420,000 and the impact of $8,892,000 in non-cash charges mainly comprised of $459,000 for the reversal for allowance of notes and interest receivable offset by $8,127,000 of goodwill impairment losses related to the Merger, stock based compensation charges of $523,000,  and the  $687,000 cost of the 3% fee funded in stock by our principal stockholder to Massachusetts General Hospital in accordance with the MGH license agreement in respect of the Merger consideration.

Net cash used by investing activities for the nine months ended September 30, 2011 was $835,000, which related to short-term loans by Pathfinder, LLC to the Company under a credit and security agreement entered into between Pathfinder, LLC and the Company in September 2010, offset by the cash acquired in the Merger of $14,000. Upon the Merger, all amounts borrowed by the Company from Pathfinder, LLC (together with accrued interest thereon) under the credit and security agreement were automatically forgiven. There was no comparable amount for the current year period.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,267,000, compared to $3,400,000 for the corresponding prior year period.  The current year amount was comprised of $1,365,000 of proceeds from short term notes payable, offset by $98,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The prior year amount was comprised of $1,283,000 of net proceeds from the issuance of common stock, $2,125,000 of proceeds from short term notes payable offset by $8,000 in payments of an insurance note payable for the financing of our directors’ and officers’ insurance premiums.

Recent Financings

Immediately following the Merger and as contemplated thereby, on September 2, 2011 we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock, representing approximately 13.5% of the shares of our common stock outstanding after issuance, at a price of $0.05 per share, for net proceeds of $4,146,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement. The converted debt was evidenced by promissory notes issued by Pathfinder, LLC between September 2010 and July 2011 to fund its operating costs, including its loans to our company that were cancelled in connection with the Merger.  The notes bore interest at 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of our company for the subscription price thereof in an offering by our company conducted in connection with the Merger.  At September 30, 2012, we owed approximately $96,000 for unpaid accrued interest on the converted notes. Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a note bearing interest at 6% per annum, payable on demand after December 30, 2011.   In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of our common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

Since February 2012 and through September 30, 2012, we have borrowed from investors an aggregate principal amount of $1,365,000. An additional $400,000 was borrowed in October 2012. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

The cash balance as of September 30, 2012 and the subsequent borrowings in October 2012 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

  During the next 12 months, we anticipate spending approximately $3 million on research and development and other activities, assuming we are successful in raising the necessary capital. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise may be unable to continue as a going concern.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include (i) a commitment to fund approximately $698,000 in research and development activities through the University of Glasgow through March 2013, and (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital.  If first commercial sale is not achieved by 2017, annual payments of $150,000 will be required thereafter until first commercial sale. In addition, at September 30, 2012, we had an employment agreement with one individual that is scheduled to expire in September 2013, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $27,000 at September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.    Exhibits

10.1	Promissory Notes dated August 17, October 1 and October 23, 2012 issued by Registrant in favor of Breisgau Bio Ventures SA in the aggregate principal amount of $500,000.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to September 30, 2012; (ii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to September 30, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: November 14, 2012

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: November 14, 2012