Form 10-K
period 2012-12-31
Pathfinder Cell Therapy, Inc.
filed 2013-04-01
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-20580

Pathfinder Cell Therapy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1745197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12 Bow Street, Cambridge,	02138
Massachusetts	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐     Accelerated Filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,664,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2012.

At February 28, 2013, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

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

PART I

Item 1.   Business.

In September 2011, we and a wholly-owned subsidiary engaged in a reverse merger, business combination with Pathfinder, LLC, a private Massachusetts limited liability company (“Pathfinder, LLC”), pursuant to which Pathfinder, LLC became a wholly-owned subsidiary of our company.  We refer to that transaction as the “Merger.”  In connection with the Merger, the members of Pathfinder, LLC acquired control of our company, our Board of Directors was replaced with individuals designated by Pathfinder, LLC, we changed our name to “Pathfinder Cell Therapy, Inc.” and the focus of the business of our company became the business of Pathfinder, LLC.  See “Item 7. Management’s Discussion of Financial Condition and Results of Operations - Merger with Pathfinder, LLC.”

Overview

We are a development stage regenerative medicine company seeking to develop novel cell-based  and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, and peripheral vascular disease as potential indications for therapies based on our technology.

Our development activities with respect to cell-based and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

In addition to our cell therapy business that we acquired in the Merger, we also continue the business conducted by our company prior to the Merger, which we refer to as the “SyntheMed business.”   Through the SyntheMed business we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration (“FDA”) clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

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

OUR BUSINESS

Pathfinder Technology

Our technology derives from extensive research conducted at the University of Glasgow that identified what appears to be a newly-discovered type of mammalian cell with regenerative properties. We refer to these cells as “Pathfinder Cells” or “PCs.”  Pathfinder Cells have demonstrated a number of characteristics which we believe makes them well-suited for cell-based therapies.  These include:

●	Ability to stimulate regeneration of damaged tissue, without being incorporated into the new, healthy tissue;

●	PCs are found in a number of tissue types, including kidney, pancreas, liver and lymph nodes;

●
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

●
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

Diabetes

There are a number of standard animal models for diabetes. Each of these shares some properties with the actual human disease, but none are exactly the same. One of these models makes use of the chemical streptozotocin (STZ). The chemical specifically destroys the insulin producing cells in the pancreas of the animal. If a sufficiently high dose of STZ is used, essentially all of the insulin producing cells (beta cells) are destroyed, and the animal becomes severely diabetic. The blood glucose rises to a very high level.  A collaboration was established between our researchers at the University of Glasgow and the laboratory of Dr. Anthony Dorling of the Department of Immunology, Imperial College of London. In the models utilized to test PCs, mice were made diabetic with high doses of STZ, and then, three days later, were either treated with PCs or with a placebo. Seven days later, a second dose of cells or placebo was given. All animals in the placebo group had sustained high levels of blood glucose, lost weight, and either died, or had to be sacrificed.  On the other hand, in those animals that received the PCs, the blood glucose began to decline, and in five or six weeks returned to normal levels, which were maintained for over three months, when the experiment was completed.  These results were the same when the PCs were of rat origin or from human tissue. Pathfinder intends to conduct further testing using additional models relating to diabetes. These results have been published in the peer reviewed journal Rejuvenation Research, April 2011.

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

Once again, the treated animals showed both a functional improvement and a corresponding improvement based on the biological markers in the tissues. These results have been published in the peer reviewed journal Rejuvenation Research, February 2013.
Research and Development

Our core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by our company.  Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to us under the terms of a license agreement between the university and our company.  See “Licenses” below.  Intellectual property resulting from activities conducted on our behalf by third party laboratories is owned by us. Our research and development activities are focused on additional animal models of a variety of diseases, experiments to determine the mechanism of action of the Pathfinder Cells, and toxicology testing.  Once these preliminary pre-clinical programs have been completed, we expect to begin one or more clinical trials to test the use of Pathfinder Cells in humans.  During the years ended December 31, 2012 and 2011, we incurred $1,328,000 and $1,676,000 in expense on Company-sponsored research and development activities.

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

Intellectual Property

We have worldwide exclusive rights to US and foreign patent applications originated from two international application families and three US provisional patent applications under a license agreement with the University of Glasgow.  The two international application families contain composition of matter claims directed to Pathfinder Cells themselves, as well as claims directed to their use in cell therapies to treat diabetes. In 2012 we were granted our first European patent which provides intellectual property protection for our cell-based technology throughout this region. Of the US provisional applications, one relates to microvesicles and microRNA related to Pathfinder Cells and their use in treating damaged tissue, the second relates to the use of Pathfinder Cells in cell therapies to treat cardiac, renal and other diseases, and the third relates to an improved cell growth and culture technology characterized by reduced telomere attrition.  We intend to convert the three provisionals into PCT or non-provisional US applications.  With the exception of the US provisional applications related to microvescicles and cell growth technology, the patent applications licensed from the University of Glasgow comprise our core technology and are important to the development of Pathfhinder Cells as well as to therapies based on those cells.  The application relating to microvesicles would become important if the microvescicles themselves show efficacy.  The cell growth technology patent application covers technology that has potential to be developed independent of the others.  Any patent which may issue from a pending application will generally expire 20 years from the date of the earliest non-provisional patent application upon which it is based.

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

Sales and Marketing

We may choose to partner with large biotechnology or pharmaceutical companies for sales and marketing, if and when applicable, or alternatively develop our own sales force to market our cell therapy products in the United States. An important factor in determining whether to invest building our own sales force will be the size of the sales force anticipated to be required to achieve meaningful market penetration, which in turn would depend in part on the concentration of the treatment market.

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

●
In Phase I, product candidates are typically introduced into healthy human subjects or into selected patient populations ( i.e.,  patients with a serious disease or condition under study, under physician supervision) to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

●
Phase II involves studies in a limited population of patients with the disease or condition under study to (i) determine the efficacy of the product candidates for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible and common adverse effects and safety risks. (Phase II may be divided into Phase IIa and Phase IIb studies to address these issues.) When a dose is chosen and a candidate product is found to have preliminary evidence of effectiveness, and to have an acceptable safety profile in Phase II evaluations, Phase III trials begin.

●
Phase III trials are undertaken to develop additional safety and efficacy information from an expanded patient population, generally at multiple study sites. The information obtained is used to develop a better understanding of the risks and benefits of the product candidate and to determine appropriate labeling for use.

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

Ongoing Compliance Requirements

Even after product approval, there are a number of ongoing FDA regulatory requirements, including:

●	Registration and listing;

●	Regulatory submissions relating to changes in an NDA or BLA (such as the manufacturing process or labeling) and annual reports;

●	Adverse event reporting;

●	Compliance with advertising and promotion restrictions that relate to drugs and biologics; and

●	Compliance with GMP and biological product standards (subject to FDA inspection of facilities to determine compliance).

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

Competition

The anti-adhesion market is characterized by a limited number of products currently on the market with limited (as a percent of total surgical procedures using such products) penetration.  REPEL-CV competes in market segments where clinical efficacy, biocompatibility, ease of use and price are the principal bases of competition.  REPEL-CV is the only anti-adhesion product approved by the FDA for use in open heart surgeries.  We nevertheless encounter competition in the United States from other products like CardioWrap®, a product of Mast Surgical, and licensed, in certain markets, to CryoLife, and Preclude®, a product of WL Gore, which are being used off label to reduce adhesions particularly in staged procedures performed on neonatal patients.  There are a number of other adhesion prevention products, such as Interceed®, a product of Johnson & Johnson, Seprafilm®, a product of Genzyme, CoSeal®, a product of Angiotech Pharmaceuticals, Inc., and Adept®, a product of ML Labs Ltd.. These competitive products are not supported by controlled clinical studies of the type that have been conducted for REPEL-CV through the FDA regulatory process, which, we believe, has contributed to their achieving very limited use.

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

Under the Yissum Agreement, we currently hold a license under eight United States patents, four European patents, one Canadian patent and one Australian patent, relating to methods and compositions for reducing or eliminating post-surgical adhesion formation as well as bioresorbable polymeric compounds and polyurethane polymeric compounds. The patents are scheduled to expire on various dates from July 2016 through July 2021.    The expiration date of the first patent relevant to REPEL-CV is in 2016.  The U.S. patent terms may be extended for a maximum of five years, depending upon the circumstances associated with regulatory approval. Only one patent which covers a marketed product may be term extended. If a patent expires before a product covered by such patent is marketed, patent term extension does not apply.  We have applied for an extension of the expiration date of the United States patent due to expire in July 2016.

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

Human Resources

We currently have one employee, Mr. John Benson, our CFO.  Dr. Richard Franklin, our CEO and President, renders services to us on a part-time, consulting basis.  Each of these individuals also provides services to Tarix Pharmaceuticals, a private biopharmaceutical company of which Dr. Franklin and our Chairman, Mr. Joerg Gruber, are co-founders, which can potentially interfere with the time and attention these individuals devote to our company.  We utilize other consultants on an as needed basis for specific tasks and projects. We may hire additional staff as our development programs progress and our needs require.

Executive Officers

Our executive officers are as follows:

Name	Age	Positions with the Company

Richard L. Franklin, M.D.	67	Chief Executive Officer, President , Secretary and Director

John Benson	51	Chief Financial Officer and Treasurer

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

John Benson has served as CFO and Treasurer of our company since September 2011.  Prior thereto, and since 2006, he had served as controller of our company. From 2003 to 2005, Mr. Benson served as controller of the spine products division of Stryker Corporation. Mr. Benson is a certified public accountant with over twenty five years experience in corporate accounting and finance. Mr. Benson holds a degree in accounting from Saint Bonaventure University.

Scientific Advisory Board

We intend to establish a scientific advisory board comprised of leading researchers and scientists whose collective expertise is intended to complement the focus of our technology and product development activities.  Compensation to members of the advisory board may take the form of cash or equity-based payments. None of the members of the advisory board are expected to be employed by us and, therefore, will likely have employment, consulting or other commitments to other entities which may compete with their obligations to us.

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

We have never generated any profits, and we have incurred significant operating losses. We expect to incur operating losses for the foreseeable future. We had an accumulated deficit of $15,341,000 as of December 31, 2012, and had net losses of approximately $2,156,000 for the year ended December 31, 2012 and $11,270,000 for the prior year.  With the exception of REPEL-CV, which has generated only minimal revenue, we do not currently have any sources of revenue and may not have any sources of revenue in the foreseeable future. The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate some or all of our research and development programs and may be forced to cease operations.

Our consolidated financial statements for the year ended December 31, 2012 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2012 with respect to this uncertainty.  We do not anticipate generating meaningful revenue from REPEL-CV or otherwise in the foreseeable future and we will need to raise additional capital to fund our operating requirements and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Based upon our current plan of operations, and assuming we raise capital as and when needed, we anticipate spending approximately $1 million on research and development and other activities during the 12 months ending December 31, 2013.  Our capital requirements will depend on many factors, including:

●	The number and type of product candidates that we pursue;

●	The progress, timing, scope, number and complexity of preclinical studies and clinical trials that we undertake;

●	The timing and cost involved in obtaining FDA and other regulatory approvals;

●	Costs related to maintaining, expanding and enforcing our intellectual property portfolio;

●
Whether we enter into joint venture, licensing or other strategic transactions involving funding or otherwise relating to research and development, manufacturing or marketing activities, and the scope and terms of any such arrangements; and

●
The complexity and costs associated with developing manufacturing processes, including quality control systems, and establishing  manufacturing capabilities, whether directly or through third parties, for clinical trials as well as for larger scale commercial manufacturing; and

●	The time and cost necessary to launch and successfully commercialize our product candidates, if approved.

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

To obtain regulatory approvals needed for the sale of our future product candidates, we must demonstrate through testing and clinical trials that each candidate is both safe and effective for the human population that it was intended to treat.  Often, two well-controlled Phase III clinical trials are required. The clinical trial process is complex and the regulatory environment varies widely from country to country. Positive results from testing and early clinical trials do not ensure positive results in Phase III human clinical trials. It is not uncommon to suffer significant setbacks in Phase III, potentially pivotal clinical trials, even after promising results in earlier trials. The results from our trials, if any, may show that our product candidates produce undesirable side effects in humans or that they are not safe or effective or not safe or effective enough to compete in the marketplace. Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of the product candidate. Moreover, we, the FDA, or foreign agencies may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that the product candidates are not safe or effective enough. Clinical trials are lengthy and expensive.  They require sufficient patient enrollment, which is a function of many factors, including:

●	the size of the patient population;

●	the nature of the protocol (i.e., how the drug is given, and the size and frequency of the dose and use of placebo control);

●	the proximity of patients to clinical sites; and

●	the eligibility criteria for the clinical trial (i.e., age group, level of symptoms, concomitant diseases or medications etc.).

The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

●	FDA or IRB (Internal Review Board of the applicable institution at which the trial is conducted) objection to proposed protocols;

●	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;

●	unforeseen safety issues;

●	determination of dosing issues and related adjustments;

●	lack of effectiveness during clinical trials;

●	slower than expected rates of patient recruitment;

●	product quality problems (e.g., sterility or purity);

●	challenges to patient monitoring and data collection during or after treatment (for example, patients’ failure to return for follow-up visits); and

●	failure of medical investigators to follow our clinical protocols.

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

By entering into any such strategic collaboration, we may rely on our partner for financial resources and for development, regulatory and commercialization expertise. Our partner may fail to develop or effectively commercialize our product candidate because they:

●	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

●	decide to pursue a competitive potential product developed outside of the collaboration;

●	cannot obtain the necessary regulatory approvals;

●	determine that the market opportunity is not attractive; or

●	cannot manufacture or obtain the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

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

Our Products May Not Achieve Market Acceptance, Thereby Limiting Our Potential to Generate Revenue.

Product candidates incorporating our cell therapy technology are anticipated to represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. Even if a product candidate of ours is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth, will depend on a number of factors, including:

●	clinical efficacy and safety;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects;
●	availability and cost of alternative treatments;
●	pricing and cost-effectiveness, which may be subject to regulatory control;
●	effectiveness of our or any of our partners’ sales and marketing strategies;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
●	the availability of adequate third-party insurance coverage or reimbursement.

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

 For our licensed intellectual property, we have limited control over the amount or timing of resources that are devoted to the prosecution of such intellectual property.  Due to this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any licensed patents will result from licensed applications or, if they do, that they will be maintained. Issued U.S. patents require the payment of maintenance fees to continue to be in force. We rely on licensors to do this and their failure to do so could result in the forfeiture of patents not maintained in a timely manner. Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we do not maintain control over the payment of annuities, we cannot assure you that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned.  In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

 We cannot be certain that any of the patents issued to us or to our licensors will provide adequate protection from competing products. Our success will depend, in part, on whether we or our licensors can:

●	obtain and maintain patents to protect product candidates;

●	obtain and maintain any required or desirable licenses to use certain technologies of third parties, which may be protected by patents;

●	protect our trade secrets and know-how;

●	operate without infringing the intellectual property and proprietary rights of others;

●	enforce the issued patents under which we hold rights; and

●	develop additional proprietary technologies that are patentable.

The degree of future protection for our proprietary rights (owned or licensed) is uncertain. For example:

●	we or our licensor might not have been the first to make the inventions covered by pending patent applications or issued patents owned by, or licensed to, us;

●	we or our licensor might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of the technologies owned by, or licensed to, us;

●	it is possible that none of the pending patent applications owned by, or licensed to, us will result in issued patents;

●
any patents under which we hold rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws; or

●	any of the issued patents under which we hold rights may not be valid or enforceable or may be circumvented successfully in light of the continuing evolution of domestic and foreign patent laws.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates or their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. If our product candidates or their methods of manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents. We have not conducted comprehensive searches of patents issued to third parties relating to possible product candidates. Consequently, no assurance can be given that third-party patents containing claims covering any product candidate we choose to develop, its method of use or manufacture do not exist or have not been filed and will not be issued in the future. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates. A patent holder could prevent us from importing, making, using or selling the patented compounds. We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights. Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

●	payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees, if we are found to have willfully infringed a third party’s patent rights;

●	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell our products;

●	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms if at all; or

●	significant cost and expense, as well as distraction of our management from our business.

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of March 4, 2013, we had 667,160,870 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

●	9,630,000 shares upon exercise of outstanding warrants, exercisable at $.20 per share and expiring on September 30, 2013;

●	6,276,306 shares upon exercise of outstanding warrants, exercisable at $.055 per share and expiring on September 30, 2016;

●	20,695,209 shares upon exercise of outstanding options, exercisable at prices ranging from $0.05 to $1.16 per share and expiring from April 22, 2012 to September 16, 2021; and

●	45,400,000 shares upon conversion of notes in the aggregate principal amount of $2,270,000, plus additional shares for accrued interest thereon.

Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act of 1933 (as amended, the “Securities Act”), except that shares held by “affiliates” of our company, as that term is used within the meaning of Rule 144 under the Securities Act, may only be sold in accordance with the volume and other limitations of Rule 144.  The Rule 144 holding period requirement is believed to have been satisfied with respect to all presently outstanding shares of common stock.  Exercise of substantially all of our outstanding options (other than those assumed in the Merger) are presently covered by registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933).  We intend to file a registration statement covering exercise of the options assumed in the Merger.  As such, holders of these options will be free to sell the underlying shares in the public market without restriction so long as the registration statements remain current.  In addition, many of the warrants include a cashless exercise provision which, if utilized, would permit the holder to sell the underlying shares in reliance upon Rule 144 without commencement of a new holding period.  Substantially all of the shares issued to the former Pathfinder, LLC members in the Merger are subject to resale restrictions under a lock-up agreement entered into in anticipation of the Capital Raise.  Under the lock-up agreement, the holders have agreed, for a period of three years from the date of consummation of the Capital Raise or earlier upon the sale or transfer of substantially all of our assets and business, not to sell, transfer or otherwise dispose of such shares without the prior written consent of Clubb Capital Limited, who acted as placement agent for the Capital Raise. Sales or the availability for sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.

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

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage human therapeutic development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the development status of any product candidates, including clinical study results and determinations by regulatory authorities with respect thereto;

●	the initiation, termination, or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

●	announcements of technological innovations, new commercial products or other material events by our competitors or us;

●	disputes or other developments concerning our proprietary rights;

●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

●	additions or departures of key personnel;

●	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

●	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques; or

●	regulatory developments in the United States and in foreign countries.

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

At February 29, 2013, approximately 40% of our outstanding common stock was beneficially owned by one investor, and an additional approximate 16% of our outstanding common stock was beneficially owned in the aggregate by Dr. Franklin, our President and CEO, and Mr. Gruber, the Chairman of our Board of Directors. As a result, these persons could significantly influence or control all matters requiring stockholder approval, including the election and removal of directors and certain transactions involving a change in control of our company.  The interests of this group of stockholders may not coincide with the interests of our company or the interests of other stockholders.

We presently do not intend to pay cash dividends on our common stock.

 We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance operating requirements.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2.  Properties.

We lease office space in a multi-tenant building in Cambridge, Massachusetts. The location, which occupies 700 square feet, serves as our corporate headquarters. We believe that this space is adequate for our present needs.

Item 3. Legal Proceedings.

       Our company is not a party to any material legal proceedings and is not aware of any such proceedings which may be contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is quoted on the OTCQB under the trading symbol “PFND.”  The following sets forth the quarterly high and low bid prices for our common Stock for the periods presented.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price ($)
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	0.09	0.05
Second Quarter	0.15	0.06
Third Quarter	0.09	0.04
Fourth Quarter	0.09	0.03
Fiscal Year Ended December 31, 2012
First Quarter	0.07	0.02
Second Quarter	0.05	0.02
Third Quarter	0.05	0.01
Fourth Quarter	0.03	0.01
Fiscal Year Ending December 31, 2013
First Quarter (through March 19)	0.03	0.01

On March 19, 2013, the closing sale price of our common stock, as reported by OTCQB, was $0.02 per share.

Approximate Number of Equity Securities Holders.

As of March 19, 2013, the number of holders of record of our common stock was 323. We believe that there are in excess of 1,200 beneficial holders of our common stock.

Dividends.

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

We are a development stage regenerative medicine company seeking to develop novel cell-based and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, and peripheral vascular disease as potential indications for therapies based on our technology.

Our development activities with respect to cell-based and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

In addition to our cell therapy business that we acquired in the Merger, we also continue the business conducted by our company prior to the Merger, which we refer to as the “SyntheMed business.”  Through the SyntheMed business we have been selling REPEL-CV® Bioresorbable Adhesion Barrier domestically since obtaining US Food and Drug Administration clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  In the United States and some foreign countries, REPEL-CV’s marketing approval is limited to the pediatric market, while the CE Mark approval, which covers the European Union (EU) and other countries, as well as other foreign approvals subsequently obtained, apply broadly to both the adult and pediatric market segments.

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

Upon completion of the Merger, the Pathfinder, LLC members immediately prior to the Merger owned approximately 80% of the outstanding common stock of the Company and the Company's stockholders immediately prior to the Merger owned approximately 20% of the outstanding common stock of the Company, in each case without taking into account any shares of common stock issuable pursuant to then outstanding options or warrants of the Company or options to purchase membership interests of Pathfinder, LLC.  Effective December 1, 2011, we restructured the arrangement with Yissum relating to our Polymer Technology and in connection therewith issued shares of our common stock to Yissum. Pursuant to and as contemplated by the terms of the Merger Agreement, the former members of Pathfinder, LLC were issued additional shares of our common stock to protect against the dilution associated with the Yissum issuance.

Pathfinder, LLC was deemed the “accounting acquirer” in the Merger, and the transaction has been accounted for as a reverse acquisition of our company by Pathfinder, LLC under the purchase method of accounting for business combinations in accordance with United States generally accepted accounting principles.  Accordingly, the information reflected in the accompanying Condensed Consolidated Financial Statements and in “Results of Operations” below for periods prior to the Merger is that of Pathfinder, LLC, which began operations on November 4, 2008.

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

                Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, “Comprehensive Income”.  The update gave companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 was effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update stated that the specific requirement in ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company does not expect the adoption of the amended guidance to have a significant impact on its financial statements. The Company’s comprehensive loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive loss has been included in the consolidated financial statements.

Results of Operations

Revenue and cost of goods sold comparisons to the prior year are not meaningful as the prior year does not include results of operations for the SyntheMed business prior to the merger date of September 2, 2011.  See Note F[1] of Notes to Consolidated Financial Statements for a discussion of revenues and net loss on a pro forma basis for 2011 assuming the Merger had occurred on January 1, 2011.
Revenues for 2012 were $114,000, compared to $73,000 for 2011, an increase of 56.1% or $41,000 of which approximately 88% was attributable to customers outside the United States. The Company’s revenues are derived from the sale of REPEL-CV.  Pathfinder, LLC has not generated any revenue since inception.

Cost of goods sold for 2012 was $50,000 compared to $26,000 for 2011, an increase of 92.3% or $24,000. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

Research and development expenses totaled $1,328,000 for 2012, compared to $1,676,000 for 2011, a decrease of 20.7% or $348,000. The decrease is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $639,000, decreased legal fees of $46,000 and decreased consulting fees of $4,000, offset by increased fees under the research agreement with the University of Glasgow of $217,000 and increased expenses incurred for the legacy SyntheMed business of $115,000.

General and administrative expenses totaled $771,000 for 2012, compared to $1,959,000 for 2011, a decrease of 60.6% or $1,188,000. The decrease is primarily attributable to the recording of a merger related licensing fee of $687,000 in the prior year, decreases in stock based compensation expense of $514,000, investor relations expenses of $66,000, consulting fees of $64,000, travel related expenses of $47,000 and professional fees of $30,000, offset by increased salary related expenses of $102,000, increased Board of Director expenses of $54,000 and increased insurance expense of $77,000.

We incurred sales and marketing expenses of $25,000 for 2012, compared to $30,000 for 2011, a decrease of 16.6% or $5,000.  Comparisons to the prior year are not meaningful as the prior year does not include results of operations for the SyntheMed business prior to the merger date of September 2, 2011. The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

We recorded an impairment loss of $8,127,000 in 2011. This amount was attributable to the goodwill generated by the deemed purchase of the SyntheMed assets in the Merger. An impairment analysis using a discounted cash flow method was performed and a determination made to record an impairment charge for the full amount of the recorded asset. There was no comparable amount for 2012.

 Net interest expense totaled $96,000 for 2012 compared to $108,000 for 2011, a decrease of 11.1% or $12,000. The decrease is primarily attributable to interest charges related to lower balances of short term convertible notes payable to the Pathfinder investors in the current year.

 We realized other income from the reversal of allowances for notes receivable from SyntheMed, Inc. of $459,000 for 2011. There was no comparable amount for the current year. As a result of the Merger, all amounts loaned by Pathfinder, LLC to our company (SyntheMed, Inc.) prior to the Merger (totaling $1,343,000) were automatically forgiven.  As of September 30, 2011, we reversed an allowance which was established to reserve for 100% of this note and accrued interest balances due in the amount of $1,343,000 at September 30, 2011. This reversal resulted in a net adjustment of $459,000 for 2011.

During 2011, we also realized other income of $88,000 (net) from the reversal of a liability for accrued royalty expense associated with the old Yissum agreement. Under the new agreement entered into with Yissum in December 2011, Yissum released us from any obligation to pay royalties under the old agreement. In addition, during 2011 we also realized other income of $36,000 from a reversal of accrued interest on the notes forgiven by our company (then SyntheMed, Inc.) in connection with the Merger. There was no comparable amount for the current year.

We incurred a net loss of $2,156,000 for 2012, compared to $11,270,000 for 2011, a decrease of 80.9% or $9,114,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2012 we had cash and cash equivalents of $9,000, compared to $196,000 at December 31, 2011.

At December 31, 2012 we had negative working capital of $2,826,000, compared to negative working capital of $710,000 at December 31, 2011.

Net cash used in operating activities was $2,024,000 for 2012, compared to $2,330,000 for 2011.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $2,156,000, combined with a decrease in accounts payable of $167,000 offset by decreases in accounts receivable, inventory and prepaid expenses totaling $180,000,   an increases in accrued expenses of $87,000 and the impact of $32,000 in non-cash charges. Net cash used in operating activities for the prior year was primarily comprised of a net loss of $11,270,000, offset by decreases in accounts receivable, interest receivable, inventory and prepaid expenses totaling $135,000, increases in accounts payable and accrued expenses totaling $28,000 and the impact of $8,777,000 in non-cash charges mainly related to the Merger. Of these non-cash charges, $459,000 was for the reversal for allowance of notes and interest receivable, $88,000 was for the reversal of a liability for accrued royalty expense associated with the old Yissum agreement and $36,000 was for the reversal of a liability associated with accrued interest on the notes forgiven by our company (then SyntheMed, Inc.) in connection with the Merger offset by $8,127,000 of goodwill impairment losses related to the Merger, stock based compensation charges of $527,000,  and the  $687,000 cost of the 3% fee funded in stock by our principal stockholder to Massachusetts General Hospital in accordance with the MGH license agreement in respect of the Merger consideration.

Net cash used in investing activities for 2011 was $835,000. These amounts represent short-term loans provided by Pathfinder, LLC to our company (SyntheMed, Inc.)  at various times prior to the Merger and beginning in September 2010.  For 2011, the amount is net of $14,000 in cash acquired in the Merger. Upon the Merger, all amounts borrowed by us from Pathfinder, LLC (together with accrued interest thereon) were automatically forgiven. There was no comparable amount for 2012.

Net cash provided by financing activities for 2012 was $1,837,000, compared to $3,346,000 for the prior year.  The current year amount is comprised of $1,965,000 of proceeds from short term notes payable, offset by $128,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The 2011 amount is comprised of $1,283,000 of net proceeds from the issuance of common stock and $2,125,000 of proceeds from the issuance of short-term notes, offset by $62,000 paid on a note issued to finance our directors’ and officers’ insurance premiums.

Recent Financings

Immediately following the Merger and as contemplated thereby, on September 2, 2011 we completed the initial closing of a private placement (the “Capital Raise”) in which we sold an aggregate of 89,661,520 shares of our common stock, representing approximately 13.5% of the shares of our common stock outstanding after issuance, at a price of $0.05 per share, for net proceeds of $4,146,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC, as contemplated by the Merger Agreement. The converted debt was evidenced by promissory notes issued by Pathfinder, LLC between September 2010 and July 2011 to fund its operating costs, including its loans to our company that were cancelled in connection with the Merger.  The notes bore interest at 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of our company for the subscription price thereof in an offering by our company conducted in connection with the Merger.  At December 31, 2012, we owed approximately $96,000 for unpaid accrued interest on the converted notes. Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman, acted as placement agent for the financing and received a commission equal to 7% of the gross proceeds, a portion of which was paid in cash and a portion of which was payable by a note bearing interest at 6% per annum, payable on demand after December 30, 2011.   In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of our common stock (representing 7% of the number of shares sold in the placement), exercisable at $0.055 per share and expiring September 30, 2016.

During 2012, we have borrowed from investors an aggregate principal amount of $1,965,000. An additional $305,000 has been borrowed in 2013 through March 31. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

The cash balance as of December 31, 2012 and the subsequent borrowings through March 2013 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We plan to raise an additional approximately $0.3 million in the Capital Raise, which would result in total gross proceeds for the Capital Raise, including converted debt, to approximately $7 million.  Even if we are successful in doing so, of which there can be no assurance, we will nevertheless need to raise additional capital to fund our plan of operations.  During the next 12 months, we anticipate spending approximately $1 million on research and development and other activities, assuming we are successful in raising the necessary capital.

 If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit our operations.

The lack of profitable operations and the need to continue to raise funds raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to our 2012 audited financial statements contains an explanatory paragraph referring to an uncertainty that raises doubt about the our ability to continue as a going concern.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include (i) a commitment to fund a remaining balance of approximately $408,000 for research and development activities through the University of Glasgow through March 2013, (which we anticipate renewing through March 2014 at a cost of approximately $332,000 for the year),and (ii) cumulative license fees anticipated to aggregate $315,000 through 2017 under the license agreement with Massachusetts General Hospital.  If first commercial sale is not achieved by 2017, annual payments of $150,000 will be required thereafter until first commercial sale.

At December 31, 2012, we had an employment agreement with one individual that is scheduled to expire in September 2013, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $28,000 at December 31, 2012. For a discussion of certain other commitments, see Note I of Notes to Financial Statements.

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

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. In accordance with rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

               The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2013 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2013 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2013 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2013 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2013 annual meeting of stockholders.

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

3.2(a)
Amendment to By-Laws of Registrant, adopted September 29, 2011. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.2
Agreement, dated December 1, 2011, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.5
Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD. (Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.) (2)

10.5(a)
Compensation arrangement with Dr. Richard L. Franklin, MD. (Incorporated by reference to Note M to Notes to Consolidated Financial Statements contained in Item 1 of the Registrant’s report on Form 10-Q for the quarter ended September 30, 2012.)(2)

10.6
The Registrant’s 2006 Stock Option Plan, as amended. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.12(a)
Extension No. 2 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 30, 2012.)

10.13
License Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.14
Exclusive Patent License Agreement dated as of April 13, 2009 between The General Hospital Corporation d/b/a Massachusetts General Hospital and Pathfinder, LLC, including amendment No. 1 dated March 24, 2011. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.15
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

10.19	Form of Promissory Notes issued by Registrant in favor of investors during 2012 and 2013 aggregating $2,270,000 in principal amount through March 31, 2013, including schedule of investors.(1)

10.20
Employment Agreement dated September 8, 2006, between the Registrant and John Benson. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.) (2)

10.20(a)
Compensation arrangement with John Benson. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.) (2)

21	List of subsidiaries. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to December 31, 2012, (ii) the Condensed Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to December 31, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

_____________________
(1)	Filed herewith.
(2)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President

Dated:  April 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	CEO, President and Director
Richard L. Franklin, M.D.	(principal executive officer)	April 1, 2013

/s/ John M. Benson	CFO and Treasurer	April 1, 2013
John M. Benson	(principal financial and accounting officer)

/s/ Joerg Gruber	Chairman of the Board of Directors	April 1, 2013
Joerg Gruber

/s/ John Alam	Director	April 1, 2013
John Alam

/s/ John Brooks III	Director	April 1, 2013
John Brooks III

/s/ Zen Chu	Director	April 1, 2013
Zen Chu

/s/ Brock Reeve	Director	April 1, 2013
Brock Reeve

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pathfinder Cell Therapy, Inc.

We have audited the accompanying consolidated balance sheets of Pathfinder Cell Therapy, Inc.           (a development stage company) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from November 4, 2008 (inception) to December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The cumulative statements of operations, changes in stockholders' equity, and cash flows for the period November 4, 2008 (inception) to December 31, 2012 include amounts for the period from November 4, 2008 (inception) to December 31, 2010, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 4, 2008 through December 31, 2010 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Cell Therapy, Inc. (a development stage enterprise) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years ended December 31, 2012 and 2011 and for the period November 4, 2008 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has incurred recurring net losses, limited revenues and substantial cash outflows from operating activities and does not have sufficient financial resources to fund its operations and meet its obligations.  These events and conditions, among others referred to in Note A, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 29, 2013

ROBERT A. COOPER, CPA, P.C.

500 CUMMINGS CENTER SUITE 3580 BEVERLY, MA 01915 TEL: 978.232.1180 FAX: 978.232.1186	225 CEDAR HILL STREET SUITE 210 MARLBOROUGH, MA 01752 TEL: 508.630.2271 FAX: 508.630.2101

INDEPENDENT AUDITOR’S REPORT

To the Members of
Pathfinder, LLC

We have audited the balance sheet of Pathfinder, LLC (a limited liability company) (a development stage company) as of December 31, 2010, and the related statements of operations, changes in members’ deficit and cash flows for the year then ended as well as the period November 4, 2008 (Inception) through December 31, 2010 (not presented separately herein).  Our responsibility is to express an opinion on these financial statements based on our audit.

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

Beverly, Massachusetts
May 20, 2011

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$9	$196
Accounts receivable	28	54
Inventory	33	51
Prepaid expenses	78	115
Total current assets	148	416

Intangible, net of accumulated amortization	208	227
Machinery, equipment and software, less accumulated depreciation	-	1
TOTAL	$356	$644

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$76	$243
Accrued expenses (including related party amount
of $370, and $336, respectively)	630	560
Current portion of long term payable	15	5
Insurance note payable	45	74
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount
of $700 and $0, respectively)	1,965	-
Total current liabilities	2,975	1,126

Long term payable - net of current portion	232	225

Commitments and other matters (Note M)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000;
issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,162 and 667,162 at
December 31, 2012 and 2011, respectively	667	667
Additional paid-in capital	11,823	11,811
Accumulated deficit	(15,341)	(13,185)
Total capital deficit	(2,851)	(707)
TOTAL	$356	$644

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended		November 4, 2008
	December 31,		(Inception) Through
	2012	2011	December 31, 2012
Revenue
Product sales	$114	$73	$187
Revenue	114	73	187

Cost of goods sold	50	26	76

Gross profit	64	47	111

Operating expenses:
Research and development	1,328	1,676	4,173
General and administrative	771	1,959	2,979
Sales and marketing	25	30	55
Goodwill impairment	-	8,127	8,127
Operating expenses	2,124	11,792	15,334

Loss from operations before other income / (expense)	(2,060)	(11,745)	(15,223)

Other income/(expense):
Interest (expense), net	(96)	(108)	(242)
Reversal (provision) for allowance of notes
receivable from SyntheMed, Inc.	-	459	-
Reversal of a liability	-	124	124
Other income/(expense)	(96)	475	(118)

Net loss	$(2,156)	$(11,270)	$(15,341)

Net loss per common share-basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	667,162	526,105

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license (see Note A)	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	12	-	12

Net Loss	-	-	-	(2,156)	(2,156)

Balance, December 31, 2012	667,162	667	11,823	(15,341)	(2,851)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended		November 4, 2008
	December 31,		(Inception) Through
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,156)	$(11,270)	$(15,341)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	20	19	71
Stock based compensation relating to options	12	527	539
Shareholder contribution -3% merger fee due to MGH	-	687	687
Goodwill impairment loss	-	8,127	8,127
Reversal for allowance of notes receivable from SyntheMed, Inc.	-	(459)	-
Reversal of liability	-	(124)	(124)
Accretion of long term liability	17	-	17

Changes in operating assets and liabilities:
Decrease in accounts receivable	26	47	73
Decrease in interest receivable	-	5	-
Decrease in inventory	18	25	43
Decrease in prepaid expenses	136	58	180
(Decrease) increase in accounts payable	(167)	3	73
Increase in accrued expenses	70	25	141
Net cash used in operating activities	(2,024)	(2,330)	(5,514)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	(849)	(1,173)
Cash acquired from merger	-	14	14
Net cash used in investing activities	0	(835)	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	1,283	1,283
Payments of insurance note payable	(128)	(62)	(190)
Proceeds from convertible notes payable	1,965	2,125	4,942
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	1,837	3,346	6,772

Net (decrease) increase in cash	(187)	181	9
Cash at beginning of period	196	15	-
Cash at end of period	$9	$196	$9

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	94	177
Financing of placement agent commission through notes payable	-	244	244
Financing of insurance premiums through notes payable	99	136	235
Common stock issued in settlement of Yissum liability	-	350	350
Conversion of notes into common stock	-	3,107	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	201	201
Liabilities assumed	-	2,322	2,322
Non-cash consideration	$-	$6,020	$6,020

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

The Company is a development stage regenerative medicine company seeking to develop novel cell-based and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage Regarding the legacy SyntheMed business, the Company’s strategy includes continuing to seek a sale, licensing transaction or other strategic transaction for the assets of the business and maintaining the business on a limited basis without significant development or investment pending any such transaction.

                The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. For the period from November 4, 2008 (inception) through December 31, 2012, the Company has accumulated a deficit of $15,341,000, including a net loss of $2,156,000 and $11,270,000 for the years ended December 31, 2012 and 2011, has generated limited revenues and has experienced negative cash flows from operating activities. To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of December 31, 2012, the Company does not anticipate having sufficient cash on hand even when including the proceeds from subsequent borrowings in the aggregate of $305,000 through March 2013 (see Note M), or generating sufficient revenue from operations to meet the Company’s anticipated cash requirements based on its present plan of operations through December 31, 2013, without securing additional funds through the issuance of equity and/or debt. No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern. The above conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[3]           Cash and cash equivalents:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to an unlimited amount through December 31, 2012 and a maximum of $250,000,thereafter.

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[8]           Inventory:

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimates the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for out dated raw materials and on-hand finished goods inventory which is within six months of the expiration date. Inventory consisted of the following:

	December 31,
	2012	2011

Raw materials	$12,000	$32,000
Finished goods	21,000	19,000
	$33,000	$51,000

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

[12]         Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2012 and 2011 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the dilution computation, are as follows:

	December 31,
	2012	2011

Options	20,950,000	23,826,000
Warrants	15,906,000	16,606,000

	36,856,000	40,432,000

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

[13]         Stock-based compensation:

The Company follows FASB ASC 718 “Compensation – Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

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

[15]         Fair value of financial instruments

The carrying amounts of cash, accounts receivables, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. The carrying value of the long term payable approximates fair value, as the interest rate used to discount the payable still approximates the Company’s current borrowing rate.

[16]         Recent Accounting Pronouncements :

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, “Comprehensive Income”.  The update gave companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 was effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update stated that the specific requirement in ASU 2011-05 to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company does not expect the adoption of the amended guidance to have a significant impact on its financial statements. The Company’s comprehensive loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive loss has been included in the consolidated financial statements.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE C) – Note Receivable – SyntheMed, Inc.:

In connection with and pursuant to the Merger, all amounts loaned by Pathfinder, LLC to the Company, (formerly SyntheMed, Inc.), prior to the Merger totaling $1,343,000 were automatically forgiven. The Company reversed the allowance, including the allowance accrued in fiscal 2011 through the Merger date of $884,000, resulting in a net adjustment of $459,000, included in Other Income (Expense) in the accompanying consolidated financial statements.

(NOTE D) – Intangible Assets:

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and the Massachusetts General Hospital (“MGH”).  Intangible assets at each reporting date consisted of the following:

	December 31,
	2012	2011

University of Glasgow	$53,000	$53,000
MGH	224,000	224,000
	277,000	277,000
Less accumulated amortization	69,000	50,000

	$208,000	$227,000

The Company anticipates amortizing $19,000 per year until 2022, after which there will be an additional amortization expense through April 2023 of $5,900. The Company’s management has determined that the fair value of the licenses exceed the book value and thus no impairment is necessary at December 31, 2012. Amortization expense for the years ended December 31, 2012 and 2011 amounted to $19,000 each year.

[1] University of Glasgow license agreement

In March 2009, Pathfinder, LLC entered into a worldwide exclusive license for the technology relating to Pathfinder Cells (“PCs”) from the University of Glasgow, for cash payments of $42,000 and the issuance to the University of Glasgow and the founding scientists of membership units in Pathfinder, LLC valued at $11,000. In addition, the University of Glasgow will receive royalties on sales of products making use of the PCs and related technology (see Note H[1]).

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

Year ending December 31,	Amount

2011	$5,000	(1)
2013	10,000
2014	75,000
2015	75,000
2016 and each year thereafter	$150,000

(1) This amount remains unpaid at December 31, 2012.

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

1]            Convertible Notes Payable:

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

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, approximately $3,107,000 ($1,357,000 of which was held by Breisgau BioVentures SA), into the Company’s common stock sold in the Capital Raise (see Note F[2]). At December 31, 2012, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet.

During 2012, the Company borrowed from investors an aggregate amount of $1,965,000, evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock at a price equal to the subscription price in the Capital Raise (See Note F[2]).

[2]           Insurance Notes Payable:

During 2011, the Company had a short term financing agreement covering $12,400 in aggregate premiums for product liability insurance relating to the SyntheMed business.  The financed amount was payable in four monthly installments each in the amount of $3,200 (including interest at 3.65% per annum) through December 2011.

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

In September 2012, the Company entered into a short term financing agreement for directors’ and officers’ liability insurance premium totaling $75,000 and payable in monthly installments including interest of $7,600. The monthly installments are due through July 2013 and carry an interest rate of 3.45% per annum.

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

The below schedule presents pro forma revenues and net loss information of the Company as if the Merger had occurred on January 1, 2011, for the following period (in millions, except per share amounts):

	Year ended
	December 31, 2011
	(Unaudited)
Revenues	$0.2
Net Loss	$(3.5	)(a)
Basic and diluted net loss per common share	$0.01

Weighted average shares outstanding	662.2

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) – Capital Transaction: (continued)

 [2]          Private Placement:

On September 2, 2011, immediately after the Merger, the Company completed the initial closing of the Capital Raise, a private placement in which it sold an aggregate of 89,661,520 shares of common stock at a price of $0.05 per share, for gross proceeds of $4,483,000.  Of the proceeds, $1,375,000 was paid in cash, and the balance was paid by conversion of Pathfinder, LLC debt held by investors in Pathfinder, LLC (see Note E[1]) as contemplated by the Merger Agreement.

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) – Capital Transaction: (continued)

 [5]          Warrants:

As of December 31, 2012, the following warrants were outstanding to purchase up to 15,906,306 shares of the Company’s Common Stock:

9,630,000	exercisable at $0.20 per share which expire on September 30, 2013
6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

15,906,306

[6]           Options:

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

Additionally, in connection with and as contemplated by the Merger, the Company increased the number of shares authorized for issuance under its 2006 Stock Option Plan to 25,000,000.

At December 31, 2012, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At December 31, 2012, options to purchase 19,969,000 shares of common stock were outstanding pursuant to the 2006 plan, including 14,061,000 options that converted with the Merger, and there were 5,031,000 options available under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

Additionally at December 31, 2012, options to purchase 63,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 718,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 200,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) – Capital Transaction: (continued)

[6]           Options: (continued)

A summary of the status of the Company’s stock options as of December 31, 2012 and 2011, and changes during the years ended on those dates is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2011	14,061	$0.05	4.0 Years
Assumed at Merger consummation	8,765	0.42	2.5 Years
Granted	1,000	0.05	9.7 Years
Number of shares under option plans:
Outstanding at December 31, 2011	23,826	$0.19	3.6 Years	$0
Cancelled, expired or forfeited	2,876	0.53
Granted	-	-	-
Outstanding at December 31, 2012	20,950	$0.14	3.3 Years	$0
Exercisable at December 31, 2012	20,350	$0.14	3.1 Years

Expected to vest after December 31, 2012	20,850	$0.14	3.3 Years	$0

As of December 31, 2012, there was approximately $7,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 21 months.

The Company granted 1,000,000 options during the year ended December 31, 2011 of which 250,000 vested immediately. For the year ended December 31, 2011, the Company recorded a charge of $14,000 in general and administrative expense for the fair value of these options. On the Merger date, the Company also has recorded a charge of $513,000 in general and administrative expense for the fair value of the options issued in 2010 by Pathfinder LLC, as these options vested upon the consummation of the Merger. There were no options granted during the year ended December 31, 2012.

The Company has recorded a charge of $12,000 in general and administrative expense for the year ended December 31 2012 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At December 31, 2012, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

Year Ended December 31, 2011
Underlying stock price at date of grant	$0.05
Dividend yield	0%
Expected volatility	96.7%-105.3%
Risk free interest rate	0.88%- 2.08. %
Expected life	10 years

The following table summarizes information for stock options outstanding at December 31, 2012 (in thousands, except per share data):

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) – Capital Transaction: (continued)

[6]           Options: (continued)

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$0.05 - 0.13	18,020	3.0 years	$0.05	17,520	$0.05
0.30 – 0.85	2,780	4.0 years	0.64	2,680	0.63
1.16	150	3.7 years	1.16	150	1.16

	20,950	3.3 years	$0.14	20,350	$0.14

 (NOTE G) - Income Taxes:

At December 31, 2012, we have approximately $38,655,000 of net operating loss carryforwards to offset future federal taxable income and approximately $560,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  As a result of the Merger, the Company’s net operating losses and the research and development credit carryforwards will be subject to limitation, In general, the formula will be the value of the equity times the prescribed federal rate at December 31, 2012 of 2.87%.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2013	$7,413,000	$123,000
2018 - 2031	31,242,000	437,000

	$38,655,000	$560,000

At December 31, 2012, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $15,128,000 which expire through 2027.

The deferred tax asset, which amounted to $15,012,000 at December 31, 2012, has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and ability to utilize the benefit. The valuation allowance was decreased by $1,791,000 in 2012.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE G) - Income Taxes: (continued)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following at December 31:

	2012	2011

Income tax benefit at the federal statutory rate	$(733,000)	$(3,832,000)
Impairment of non-deductible tax goodwill	-	2,763,000
Expired net operating losses	2,386,000	1,580,000
Change in valuation allowance	(1,791,000)	(896,000)
Income from forgiveness of debt	-	(457,000)
Difference in reporting basis between tax and
accounting due to the Merger transaction	-	332,000
Expired R&D credit	267,000	-
Stock based compensation	4,000	287,000
Company’s obligation paid by shareholder	-	234,000
State and local income tax, net of effect on federal taxes	(128,000)	(101,000)
Other	(5,000)	90,000

	$0	$0

The deferred tax asset at December 31 consists of the following:

	2012	2011

Net operating loss carryforward	$14,052,000	$15,568,000
Research and development credit carryforward	560,000	816,000
Other	400,000	400,000

	15,012,000	16,802,000
Valuation allowance	(15,012,000)	(16,802,000)

	$0	$0

Under the guidance of FASB ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2012, the Company has not recorded any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2009–2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In April 2012, the parties extended the research period for an additional twelve-month period through March 2013 at a cost of approximately GBP 432,000 (approximately $700,000 based on exchange rates in effect on December 31, 2012), payable by the Company over the course of the twelve months. Under the extended agreement, the Company agreed to pay the remaining outstanding balance owed of $408,000 through March, 2013. For the year ended December 31, 2012 and 2011, the Company has incurred expense of approximately $691,000 and $474,000, respectively, under this agreement.

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

Pursuant to the terms of the Merger, effective December 1, 2011, the Company issued to the former members of Pathfinder, LLC an additional aggregate of 4,000,000 shares of the Company’s common stock to protect against dilution associated with the 1,000,000 share issuance to Yissum described above.   The Company recorded a charge of $350,000 equal to the fair value of the 5,000,000 shares issued to the former Pathfinder, LLC members and to Yissum based on the market price of the Company’s stock on December 1, 2011.  This charge was offset by the reversal of the Yissum Agreement liability as of December 1, 2011 which amounted to $438,000 after the release of the $150,000 escrow amount, for a net gain of $88,000 which is included in Other Income (Expense) in the accompanying consolidated financial statements.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE H) - Research and License Agreements: (continued)

[4]           diZerega agreement:

The Company is party to an agreement relating to the Polymer Technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country. The Company incurred $1,000 in royalty expense relating to this agreement for the year ended December 31, 2012.

(NOTE I) - Commitments and Other Matters:

[1]           Employment agreement:

At December 31, 2012, the Company had an employment agreement with one individual that is scheduled to expire in September 2013, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $28,000 at December 31, 2012 and the Company’s salary obligation for 2013 is $110,000.

[2]           Lease commitments:

The Company has a one year operating lease commitment for office facilities space through June 2013. The operating lease agreement is subject to renewal in annual increments at the option of the Company.  Rent is charged to operating expense on a straight-line basis over the term of lease. Rent expense under the operating lease for the year ended December 31, 2012 was $7,200.

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

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. During 2012, the Company borrowed an additional principal amount of $700,000 from Breisgau BioVentures SA, all of which remained outstanding as of December 31, 2012. See Note E[1].

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE K) - Retirement Plan:

The Company has a defined contribution retirement plan which was adopted by the Company (then known as SyntheMed, Inc.) in March 2007 and qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $245,000. During the year ended December 31, 2012 and 2011, the Company made matching contributions to the plan in the amount of $4,400 and $1,800 respectively.

(NOTE L) – Nature of Business:

Product sales are generated from the SyntheMed business through sales of REPEL-CV.

The following table summarizes the Company’s revenues at December 31 (in thousands):

	Years Ended December 31,
	2012	2011
	Revenues
United States	$13	$7
Brazil	17	-
Columbia	15	-
Italy	2	5
Czech Republic	15	5
Hong Kong	37	54
Russia	15	-
Other countries	-	2
	$114	$73

All of the Company’s Long-Lived Assets are located in the United States of America.

(NOTE M) – Subsequent Events:

Bridge Financing

Subsequent to December 31, 2012, the Company borrowed an additional aggregate principal amount of $305,000, of which $205,000 was from Breisgau BioVentures SA (See Note E[1]) and $100,000 from Mr. Joerg Gruber (See Note J) on the same terms as amounts borrowed during the year then ended.