Form 10-K/A
period 2012-12-31
Pathfinder Cell Therapy, Inc.
filed 2013-04-30
CIK 889428

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

At March 31, 2013, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Pathfinder Cell Therapy, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on April 1, 2013.  The Amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III that was previously omitted in reliance on General Instruction G(3) to Form 10-K, and to include an additional exhibit.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of our Board of Directors are as follows:

		Director	Position with
Name	Age	Since	Company

John Alam, M.D	51	September 2011	Director
John L. Brooks III	62	September 2011	Director
Zen Chu	41	September 2011	Director
Richard L. Franklin, M.D., Ph.D	67	December 2000	Chief Executive Officer, President, Secretary and Director
Joerg Gruber	52	April 2007	Chairman of the Board
Brock Reeve	55	September 2011	Director

John Alam, M.D. has served as a director of our company since September 2011. Mr. Alam has served since January 2011 as Head, Therapeutic Strategic Unit-Aging, within Pharmaceutical Research & Development at Sanofi, a diversified global healthcare company.  In addition, Dr. Alam was Senior Medical Advisor at Inhibitex, Inc., an emerging pharmaceutical company, from April 2010 to February 2012, at which time the company was acquired by Bristol-Myers Squibb.  From 1997 until October 2008, Dr. Alam held positions of increasing responsibility at Vertex Pharmaceuticals, Inc., including Chief Medical Officer and Executive Vice President, Medicines Development.  From October 2009 to January 2011, Dr. Alam also served as an independent strategic medical consultant to academia, and pharmaceutical and venture capital firms. Dr. Alam received a degree in chemical engineering from Massachusetts Institute of Technology, and a medical degree from Northwestern University School of Medicine.

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

Audit Committee

The Audit Committee of our Board of Directors is composed of three directors, two of whom are independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2012, the Audit Committee met four times.  In addition, during 2012, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.  The members of the Audit Committee are Mr. Brooks as Chairman, Dr. Franklin and Mr. Chu.  Mr. Brooks is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2012 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, except that Breisgau Bio Ventures S.A. failed to timely file Form 4s for six separate transactions.

Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued through March 31, 2013 for services in all capacities during the fiscal years ended December 31, 2012 and 2011 by each person who served as our principal executive officer at any time during fiscal 2012 and our other most highly compensated executive officers as determined in accordance with Item 402(m) of Regulation S-K promulgated by the Securities and Exchange Commission (the “Named Executive Officers”).  The table does not reflect compensation paid or accrued for services performed by any of such individuals on behalf of Pathfinder, LLC prior to its merger with our company on September 2, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards (1) ($)	All Other Compensation (2)($)		Total ($)

Richard L. Franklin, MD	2012	0	0		0	170,000	(4)	170,000
Chief Executive Officer, President & Secretary	2011	0	12,500	(3)	0	60,000	(4)	72,500

John M. Benson	2012	110,300	0		0	4,400		114,700
CFO & Treasurer	2011	133,700	0		33,700	5,300		172,700

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

(2)	This column reflects the total amount of other compensation. The amounts comprise our company’s contributions to the 401(k) plan (Mr. Benson) and consulting fees (Dr. Franklin).

(3)
Dr. Franklin’s 2011 Stock Awards amount is comprised of $12,500 in director fees paid in shares of common stock based on the fair market value as of the last trading day of the applicable quarter. This arrangement ceased on our merger with Pathfinder, LLC.

(4)	Represents consulting fees. For 2011, represents amounts which began to accrue on the merger with Pathfinder, LLC in September 2011.

           The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2012 to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Richard L. Franklin, MD	75,000	-		-	0.80	5/08/2016
	65,000	-		-	0.85	4/23/2017
	65,000	-		-	0.49	4/25/2018
	2,449,987	-		-	0.05	12/15/2015
	2,779,987	-		-

John M. Benson	150,000	-		-	1.16	9/11/2016
	100,000	-		-	0.80	2/16/2017
	100,000	-		-	0.41	1/18/2018
	50,000	-		-	0.10	2/23/2019
	62,500	-		-	0.13	1/17/2020
	100,000	-		-	0.11	2/28/2020
	500,000	500,000	(1)	-	0.05	9/16/2021
	1,062,500	500,000

______________________

(1)	These stock options vest and become exercisable in two equal annual installments commencing September 2013.

Management Agreements

We have a consulting agreement with Dr. Richard Franklin, who serves as our Chief Executive Officer, President, Secretary and Director. We have an employment agreement with Mr. John Benson, who serves as our Chief Financial Officer and Treasurer.

Franklin Consulting Agreement

Dr. Franklin provides services to us pursuant to a consulting agreement entered into in October 2008.  Under the agreement, as originally entered into, Dr. Franklin served as our Executive Chairman at a compensation rate of $100,000 per year.  Effective upon the merger with Pathfinder, LLC in September 2011, Dr. Franklin’s officer status was expanded to his current positions and his compensation was increased to $180,000 per year. Effective in August 2012, Dr. Franklin’s compensation was reduced to $120,000 per year. The agreement renews annually for one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property.  Effective November 30, 2010 and continuing until the merger with Pathfinder, LLC, Dr. Franklin waived entitlement to compensation under the consulting agreement.

Benson Employment Agreement

Mr. Benson is employed by us pursuant to an employment agreement originally entered into in September 2006.  The agreement is for an initial one-year term, subject to automatic renewal for one-year periods absent three months’ prior written notice of termination by the Company.  Under the agreement, Mr. Benson is entitled to a base salary plus annual cost of living increases.  For 2011, Mr. Benson was entitled to a base salary of $133,700.  For 2012, Mr. Benson was entitled to a base salary of $110,300, which was equal to 80% of the 2011 base salary plus the applicable cost of living increase.  The reduction in salary was made to reflect the fact that Mr. Benson devotes a portion of his time to services performed for another company, Tarix Pharmaceuticals.  Mr. Benson is also eligible for such bonuses and stock options as the board of directors shall deem appropriate.  In September 2011, following the merger with Pathfinder, LLC and Mr. Benson’s appointment as CFO and Treasurer, Mr. Benson was granted a stock option to purchase 1,000,000 shares of our common stock at an exercise price of $.05 per share, representing fair market value on the date of grant, as measured by the preceding day’s closing price.  The stock options vest and become exercisable in four equal annual installments commencing the date of grant, and expire ten years from the date of grant. Mr Benson has the right to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, including medical and savings and retirement plans, and receive the benefits and perquisites generally provided to employees of the same level and responsibility and is entitled to agreed-upon vacation.  If Mr. Benson dies, is terminated for “Cause,” voluntarily resigns other than for “Good Reason”, as such terms are defined in the agreement, or is unable to perform his duties on account of death or disability and the employment agreement is terminated, he or his legal representative shall be entitled to receive from us the base salary which would otherwise be due to the date when termination of employment occurred.  Under certain circumstances, we may become obligated to pay severance to Mr. Benson under the employment agreement. These circumstances include (i) termination of employment without “Cause” and (ii) Mr. Benson’s resignation for "Good Reason.”  The severance obligation is equal to three months of base salary.  The employment agreement contains confidentiality, ownership of intellectual property, non-compete and non-solicitation provisions.

Director Compensation

Effective on the merger with Pathfinder, LLC in September 2011, each of our directors, other than Dr. Franklin and Mr. Gruber, was entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000. Effective beginning the fourth quarter, 2012, we changed our director compensation policy to provide for compensation to Mr. Gruber on the same basis as other non-executive directors.

Prior to the merger with Pathfinder, LLC, each of our then directors was entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors (other than the special committee) annual cash compensation, paid quarterly in arrears, of $15,000 plus an additional $5,000 for each committee chair and $10,000 for the Chairman of the Board (who was not entitled to separate compensation as a committee chair).    To conserve cash, the quarterly cash compensation was paid in shares of common stock based on the fair market value as of the last trading day of the applicable quarter.

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

The following table sets forth certain information with respect to total compensation earned by each person who served as a member of the Board of Directors at any time during the year ended December 31, 2012, other than Dr. Franklin whose compensation is disclosed in the Summary Compensation Table above.

Director Compensation for 2012

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Joerg Gruber	5,000	0	5,0000

John Alam, M.D.	20,000	0	20,000

John L. Brooks III	20,000	0	20,000

Zen Chu	20,000	0	20,000

Brock Reeve	20,000	0	20,000

_______________________

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of March 31, 2013.  The address of the officers and directors named in the following table is c/o Pathfinder Cell Therapy, Inc., 12 Bow Street, Cambridge, MA 02138.

Name of Beneficial Owner or Number in Group	Shares of Common Stock Beneficially Owned (1)		Percent of Class

Breisgau Bio Ventures S.A.	274,355,262	(2)	40.0
GU Holdings Limited	63,524,929	(3)	9.5
Richard L. Franklin	46,556,781	(4)	7.0
Joerg Gruber	59,873,032	(5)	8.9
Paul Shiels (6)	38,114,957		5.7
John Benson	1,138,333	(7)	*
Brock Reeve	602,636	(8)	*
John Brooks	602,636	(8)	*
Zen Chu	602,636	(8)	*
John Alam	602,636	(8)	*
All executive officers and directors as a group (7 persons)	109,978,690	(9)	16.1

_______________________

*             Denotes less than one percent.

(1)           Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from March 31, 2013 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)           Voting and investment power with respect to these shares is held by Mr. Heinz Klauz, Breisgau Bio Ventures S.A.’s address is Caminada Treuhand AG Att: Heinz Klauz, Lindenstrasse 16, 6340 Baar, Switzerland. Includes 18,530,000 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest.

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

(4)           Includes 2,654,987 shares of Common Stock issuable upon exercise of options.

(5)           Includes 195,000 shares issuable upon exercise of options held by Mr. Gruber, 2,009,333 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest as well as 823,000 shares and 7,539,306 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director. Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(6)           Mr. Shiels’ address is 188 Churchill Drive, Broomhill, Glasgow, United Kingdom G11 7HA.

(7)           Includes 1,062,500 shares of Common Stock issuable upon exercise of options.

(8)           Represents shares of Common Stock issuable upon exercise of options.

(9)           Includes 15,238,670 shares of Common Stock issuable upon exercise of options, warrants and convertible promissory notes.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2012, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders	19,969,000	(1)	$0.12	5,031,000
Equity compensation plans not
approved by security holders	981,000		$0.49	0

Total	20,950,000		$0.14	5,031,000

_______________________

(1)
Includes an aggregate of 14,061,410 shares of common stock underlying stock options assumed in connection with the merger with Pathfinder, LLC and replaced with stock options under the Company’s 2006 Stock Option Plan.  The weighted average exercise price of such stock options is $.05 per share.

63,000 fully vested options have been granted to one individual under our 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.36 to $0.80 per share and with termination dates ranging from April 22, 2013 to February 16, 2017.  None of these options were granted to our directors or officers.

718,000 options have been granted to seven individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.08 to $0.80 per share and with termination dates ranging from April 22, 2013 to June 20, 2020. Of the total options issued, 618,000 were vested at year-end, 50,000 vest upon an IDE submission of a gynecological anti-adhesion product, 50,000 vest upon the PMA submission of a gynecological anti-adhesion product. Of these, we granted options to directors and officers as follows: 65,000 to Mr. Gruber.

200,000 options have been granted to one individual pursuant to other agreements at exercise prices ranging from $0.40 to $0.60 per share, all of which are scheduled to expire on October 1, 2018.  All 200,000 were vested at year-end.  None of these options were granted to our directors or officers.

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

The Merger Agreement included a provision under which the former Pathfinder, LLC members would be protected against dilution in the event, within three months following the merger, we were to restructure a then existing agreement with Yissum Reseach Development Company of The Hebrew University of Jerusalem, Ltd relating to our polymer technology and issue shares of our common stock in connection therewith.  In December 2011, we restructured the Yissum agreement and, in partial consideration therefor, issued to Yissum one million shares of our common stock.  As a result, pursuant to the dilution protection provision we issued an additional four million shares of our common stock to the former Pathfinder,LLC members pro rata based on their pre-merger ownership.  The share allocations in the Merger for the former Pathfinder, LLC members referenced in the preceding paragraph reflect these additional issuances.

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

Clubb Capital Limited, of which Mr. Joerg Gruber is Chairman and a director, acted as placement agent for the Capital Raise and received a commission equal to 7% of the gross proceeds, $70,000 of which was paid in cash and the $244,000 balance of which was paid by issuance of a promissory note, bearing interest at 6% per annum, which became due and payable on demand at any time on or after December 30, 2011. At December 31, 2012, we owed approximately $20,000 for unpaid accrued interest on the promissory note. In addition, Clubb Capital Limited or its designees were granted warrants to purchase up to 6,276,306 shares of the Company’s common stock (representing 7% of the number of shares sold in the closing), exercisable at $0.055 per share and expiring September 30, 2016.

Since January 1, 2012, we have borrowed from investors an aggregate $2,570,000, evidenced by promissory notes bearing interest at 6% per annum. Of such amounts, $100,000 was invested by Mr. Joerg Gruber and $905,000 was invested by Breisgau Bio Ventures SA.   Principal and interest are due and payable on the first anniversary of issuance.  At any time prior to completion or termination of the Capital Raise, the holder, may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

University of Glasgow

In March 2009, Pathfinder, LLC entered into a research agreement with The University Court of the University of Glasgow, an affiliate of GU Holdings Limited, pursuant to which Pathfinder, LLC agreed to fund and the University agreed to conduct research relating to technology licensed by Pathfinder, LLC from the University pursuant to a separate license agreement.  As of the Merger in September 2011, a twelve-month research commitment ending March 2012 was in place under the research agreement, for which Pathfinder, LLC  had agreed to pay the University approximately $509,000.   In April 2012, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 432,000 (approximately $667,000 based on exchange rates in effect on December 31, 2011), payable by Pathfinder, LLC over the course of the twelve months. In April 2013, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 205,000 (approximately $332,000 based on exchange rates in effect on December 31, 2012), payable by Pathfinder, LLC over the course of the twelve months.

As of March 31, 2013, the University beneficially owned 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the University and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the University and Dr. Davies was affiliated with the University at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the University and Dr. Davies provides scientific consulting services to the Company.  As of March 31, 2013, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

Director Independence

Each of our directors, other than Mr. Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by EisnerAmper LLP, our independent registered public accounting firm, for 2012 and 2011:

	2012	2011
Audit Fees	$75,500	$117,200
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

3.2(a)
Amendment to By-Laws of Registrant, adopted September 29, 2011. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.2
Agreement, dated December 1, 2011, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.5
Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD. (Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.) (2)

10.5(a)
Compensation arrangement with Dr. Richard L. Franklin, MD. (Incorporated by reference to Item 5.02(c) of the Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011.)(2)

10.6
The Registrant’s 2006 Stock Option Plan, as amended. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

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

10.15(a)
Extension No. 2 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to the Registrant’s report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 30, 2012.)

10.15(b)	Extension No. 3 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (3)

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

10.22	Form of Promissory Notes issued by Registrant in favor of investors during 2012 and 2013 aggregating $2,570,000 in principal amount through April 30, 2013, including schedule of investors.(3)

10.23	[omitted]

10.24	Employment Agreement dated September 8, 2006, between the Registrant and John Benson. (2)

10.24(a)	Compensation arrangement with John Benson. (2)

21	List of subsidiaries. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to December 31, 2012, (ii) the Condensed Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the cumulative period from November 4, 2008 (inception) to December 31, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

___________________
(1)	Previously filed with the original filing of this Annual Report on Form 10-K on April 1, 2013.
(2)	Indicates a management contract or compensatory plan or arrangement.
(3)	Filed herewith.

Signature

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

	By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President
Dated: April 30, 2013