Form 10-Q
period 2013-09-30
Pathfinder Cell Therapy, Inc.
filed 2013-11-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at September 30, 2013

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2013 and 2012 and for the period November 4, 2008 (Inception) through September 30, 2013	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through September 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2013 and 2012 and for the period November 4, 2008 (Inception) through September 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 6.	Exhibits	20

	Signature	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended		November 4,2008 (Inception) Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Revenue
Product sales	$8	$20	$54	$83	$241
Revenue	8	20	54	83	241

Cost of goods sold	4	8	24	34	100

Gross profit	4	12	30	49	141

Operating expenses:
Research and development	187	301	724	988	4,897
General and administrative	132	125	478	621	3,457
Sales and marketing	5	6	19	19	74
Impairment of intangible asset	-	-	161	-	8,288
Operating expenses	324	432	1,382	1,628	16,716

Loss from operations before other income / (expense)	(320)	(420)	(1,352)	(1,579)	(16,575)

Other income/(expense):
Interest (expense), net	(52)	(28)	(141)	(60)	(383)
Termination of license agreement	-	-	250	-	374
Other income/(expense)	(52)	(28)	109	(60)	(9)

Loss before income tax benefit	(372)	(448)	(1,243)	(1,639)	(16,584)
Income tax benefit	-	-	-	-	-

Net loss	$(372)	$(448)	$(1,243)	$(1,639)	$(16,584)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	667,162	667,161	667,162	667,161

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)

Current assets:
Cash	$51	$9
Accounts receivable	8	28
Inventory	12	33
Prepaid expenses	100	78
Total current assets	171	148
Intangible, net of accumulated amortization	37	208
Machinery, equipment and software, less accumulated depreciation	-	-
TOTAL	$208	$356

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$191	$76
Accrued expenses (including related party amount of $220,000 and $370,000, respectively)	447	630
Current portion of long term payable	-	15
Insurance note payable	75	45
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $1,775 and $700, respectively)	3,340	1,965
Total current liabilities	4,297	2,975

Long term payable - net of current portion	-	232

Commitments and other matters (Note K)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,162 at September 30, 2013 and December 31, 2012	667	667
Additional paid-in capital	11,828	11,823
Accumulated deficit	(16,584)	(15,341)
Total capital deficit	(4,089)	(2,851)
TOTAL	$208	$356

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	12	-	12

Net Loss	-	-	-	(2,156)	(2,156)

Balance, December 31, 2012	667,162	667	11,823	(15,341)	(2,851)

Stock-based Compensation	-	-	5	-	5

Net Loss	-	-	-	(1,243)	(1,243)

Balance, September 30, 2013	667,162	667	11,828	(16,584)	(4,089)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months ended		November 4, 2008 (Inception) Through
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:

Net loss	$(1,243)	$(1,639)	$(16,584)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	10	15	81
Stock based compensation relating to options	5	10	544
Shareholder contribution -3% merger fee due to MGH	-	-	687
Goodwill / intangible impairment loss	161	-	8,288
Reversal of liability	(250)	-	(374)
Accretion of long term liability	3		20

Changes in operating assets and liabilities:
Decrease in accounts receivable	20	43	93
Decrease (increase) in inventory	21	1	64
Decrease in prepaid expenses	78	116	258
Increase (decrease) in accounts payable	115	(22)	188
(Decrease) increase in accrued expenses	(183)	28	(42)
Net cash used in operating activities	(1,263)	(1,448)	(6,777)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	-	(1,173)
Cash acquired from merger	-	-	14
Net cash used in investing activities	0	0	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-	1,283
Payments of insurance note payable	(70)	(98)	(260)
Proceeds from convertible notes payable	1,375	1,365	6,317
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	1,305	1,267	8,077

Net (decrease) increase in cash	42	(181)	51
Cash at beginning of period	9	196	-
Cash at end of period	$51	$15	$51

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	-	177
Financing of placement agent commission through notes payable	-	-	244
Financing of insurance premiums through notes payable	100	99	335
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	-	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	-	201
Liabilities assumed	-	-	2,322
Non-cash consideration	$-	$-	$6,020

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

To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of September 30, 2013, the Company does not have sufficient cash on hand or anticipate generating sufficient revenue from operations to meet the Company’s anticipated cash requirements through September 30, 2014 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of convertible debt and/or equity.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, on an ongoing basis. We evaluate our estimates, including those related to uncollectible receivables, inventory valuation allowance, useful lives of intangible assets, valuation of stock-based compensation and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

During the quarter ended June 30, 2013, the Company determined that the technology licensed from MGH was no longer relevant to the development of Pathfinder’s products and terminated the MGH license agreement, impairing the entire carrying amount of this intangible asset. As a result, the Company recorded an impairment charge of $161,000 for the nine month period ended September 30, 2013.

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

C)                   Inventory

All inventories relate to the SyntheMed business and consist of the following:

	September 30, 2013	December 31, 2012

Raw materials	$12,000	$12,000
Finished goods	-	21,000
	$12,000	$33,000

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

From time to time since February 2012, the Company borrowed from investors an aggregate of $3,340,000 principal amount pursuant to promissory notes bearing interest at 6% per annum, all of which remained outstanding as of September 30, 2013. Of such amounts, $100,000 was invested by Mr. Joerg Gruber, the Company’s Chairman of the Board, and $1,675,000 was invested by Breisgau Bio Ventures SA., the Company’s principal stockholder.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $1,365,000 in principal amount as of September 30, 2013, have requested payment.   At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the Capital Raise at the subscription price thereof.

[2]                  Insurance Notes Payable:

In September 2013, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $75,100 and payable in monthly installments including interest of $7,600. The monthly installments are due through July 2014 and carry an interest rate of 2.94% per annum.

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

E)                    Long-term payable

The Company has recorded a long term payable for its estimated licensing fee obligations under the MGH license agreement (See Note J[2]). The amounts recorded represent the projected future license fees payable based on the Company’s estimate of 2017 as the first year of commercial sale, discounted to the present value using the following assumptions: Net Present Value calculated as of the agreement’s effective date of April 13, 2009, using an estimated borrowing rate for the Company of 10%.  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining period in the term. During the period ended June 30, 2013, the Company determined that the technology licensed from MGH was no longer relevant to Pathfinder’s business and terminated the MGH license agreement. As a result, the Company has reversed the long term payable in the amount of $250,000. No additional amounts are due to be paid because of the termination of the license.

F)                    Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at September 30, 2013 and excludes 26,678,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

G)                   Capital Transaction

[1]                   Stock based compensation:

At September 30, 2013, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At September 30, 2013, there were 5,286,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the nine month periods ended September 30, 2013 and 2012.

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2013 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2013	20,950	$0.14	3.3 Years
Cancelled, expired or forfeited	548	0.35
Granted	-	-	-
Outstanding at September 30, 2013	20,402	$0.13	2.6 Years	$0
Exercisable at September 30, 2013	20,052	$0.13	2.6 Years

Expected to vest after September 30, 2013	20,302	$0.13	2.6 Years	$0

As of September 30, 2013, there was approximately $2,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 12 months.

The Company has recorded a charge of $5,000 in general and administrative expense for the nine months ended September 30, 2013 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At September 30, 2013, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[2]                   Warrants:

As of September 30, 2013, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

H)                   Income Taxes

At September 30, 2013 and December 31, 2012, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula would be the value of the equity times the prescribed federal rate of 3.28%.

As of September 30, 2013, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

I)                     Nature of Business

The Company’s revenue from the sale of REPEL-CV for the periods ended September 30, 2013 and 2012 was as follows:

Geographic Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Revenues		Revenues

United States	$-	$-	$-	$13,000
Russia	-	3,000	27,000	16,000
Columbia	-	-	-	14,000
Hong Kong	-	10,000	6,000	28,000
Brazil	8,000	-	8,000	-
Italy	-	2,000	-	2,000
Pakistan	-	-	3,000	-
Czech Republic	-	5,000	10,000	10,000

	$8,000	$20,000	$54,000	$83,000

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

In 2009, the Company entered into a research agreement with the University of Glasgow, whereby the University conducts research on behalf of the Company relating to the technology licensed by the Company from the University. The agreement has been extended for annual periods.   In April 2012, the parties extended the research period for a twelve-month period ended March 2013 at a cost of approximately GBP 432,000 (approximately $700,000 based on exchange rates in effect on September 30, 2013), payable by the Company over the course of the twelve months. In April 2013, the parties extended the research period for an additional twelve-month period at a cost of approximately GBP 205,000 (approximately $332,000 based on exchange rates in effect on September 30, 2013), payable by the Company over the course of the twelve months. Under these agreements, the Company recorded an expense for the three and nine month periods ended September 30, 2013 of $83,000 and $330,000, compared to $179,000 and $510,000 for the corresponding prior year periods.

[2]                    MGH Agreement

The Company had entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, the Company was obligated to pay a royalty ranging from 10 - 20% of all net sales of the Company’s product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. During the quarter ended June 30, 2013, the Company determined that the licensed technology was no longer relevant to the development of Pathfinder’s products and terminated the license agreement. As a result, the Company recorded an impairment charge of $161,000 for the nine month periods ended September 30, 2013.

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

[4]                    diZerega Agreement:

The Company is party to an agreement relating to the SyntheMed polymer technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country.

[5]                    Employment Agreement

At September 30, 2013, the Company had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $28,000 at September 30, 2013.  Effective January 1, 2013, the Company’s annual salary obligation is $113,000.

K)                    Related Party Transactions

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.)  since prior to the Merger.  Dr. Franklin, the Company’s CEO and President, was SyntheMed’s sole executive officer at the time of the Merger. The Company pays Dr. Franklin a monthly consulting fee of $10,000, which amount reflects a reduction, effective August, 2012, from the previous $15,000 per month consulting fee.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the Capital Raise. Effective on the merger with Pathfinder, LLC in September 2011 , each of our directors, other than Dr. Franklin and Mr. Gruber, was entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000. Effective beginning the fourth quarter, 2012, we changed our director compensation policy to provide for compensation to Mr. Gruber on the same basis as other non-executive directors.

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.  Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. At September 30, 2013, the Company had borrowed an additional $1,675,000 principal amount from Breisgau BioVentures SA. See Note D[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by Pathfinder. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to Pathfinder under the terms of a license agreement between the university and Pathfinder.  The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the university and Dr. Davies provides scientific consulting services to the Company.  As of September 30, 2013, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

N)                    Subsequent Events

Subsequent to September 30, 2013, the Company borrowed an additional aggregate principal amount of $135,000 from Breisgau BioVentures SA on the same terms as amounts borrowed during the quarter then ended. See Note D[1].

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

Results of Operations

Revenue for the three and nine months ended September 30, 2013 was $8,000 and $54,000, respectively, compared to $20,000 and $83,000 for the comparable prior year periods, representing decreases of 60% or $12,000 for the three month period and 35% or $29,000 for the nine month period. All of the sales were attributable to REPEL-CV product sales. The decreases in the current year are primarily attributable to the lack of sales efforts due to our continued focus on research and development.

Cost of goods sold for the three and nine months ended September 30, 2013 was $4,000 and $24,000, respectively, compared to $8,000 and $34,000 for the comparable prior year periods, representing decreases of 50% or $4,000 for the three month period and 29.4% or $10,000 for the nine month period. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $187,000 and $724,000 for the three months and nine months ended September 30, 2013, respectively, compared to $301,000 and $988,000 for the comparable prior year periods, a decrease of 37.9% or $114,000 for the three month period and a decrease of 26.7% or $264,000 for the nine month period. The decrease for the three month period is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $97,000 and decreases in spending on pre-clinical animal models of $57,000 offset by increased legal fees of $44,000. The decrease for the nine month period is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $180,000, decreases in spending on pre-clinical animal models of $88,000, and decreased expenses incurred for the legacy SyntheMed business of $46,000 offset by increased legal fees of $56,000.

General and administrative expenses totaled $132,000 and $478,000 for the three months and nine months ended September 30, 2013, respectively, compared to $125,000 and $621,000 for the comparable prior year periods, an increase of 5.6% or $7,000 for the three month period and a decrease of 23% or $143,000 for the nine month period.  The increase for the three month period is primarily attributable to increases in professional fees of $6,000. The decrease for the nine month period is primarily attributable to decreases in professional fees of $56,000, consulting fees of $35,000, investor relations related expense of $17,000 and insurance expense of $36,000.

We incurred sales and marketing expenses of $5,000 and $19,000 for the three months and nine months ended September 30, 2013, respectively, compared to $6,000 and $19,000 for the comparable prior year periods, representing a decrease of 16.7% or $1,000 for the three month period. The Company’s sales and marketing expenses are primarily related to the sale of REPEL-CV.

We recorded an impairment loss of $161,000 for the nine months ended September 30, 2013. This amount was attributable to the impairment of the MGH license which was terminated. An impairment analysis was performed and a determination made to record an impairment charge for the net amount of the recorded asset. There were no comparable amounts for 2012. See Note J [2].

Interest expense totaled $52,000 and $141,000 for the three months and nine months ended September 30, 2013, respectively, compared to $28,000 and $60,000 for the comparable prior year periods. The increases are primarily attributable to higher balances on short term convertible notes payable to investors.

We realized other income from the reversal of a liability of $250,000 for the nine months ended September 30, 2013. This liability was attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the of the MGH license agreement. There were no comparable amounts for the prior year.

Our net loss was $372,000 and $1,243,000 for the three months and nine months ended September 30, 2013, respectively, compared to $448,000 and $1,639,000 for the comparable prior year periods, a decrease of 17.0% or $76,000 for the three month period and a decrease of 24.2% or $396,000 for the nine month period. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2013 we had cash of $51,000 and negative working capital of $4,126,000, compared to cash of $9,000 and negative working capital of $2,827,000 at December 31, 2012.

Net cash used in operating activities was $1,263,000 for the nine months ended September 30, 2013, compared to $1,448,000 for the corresponding prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $1,243,000, combined with a decrease in accrued expenses of $183,000 and the impact of $71,000 in non-cash charges mainly comprised of the reversal of a $250,000 liability attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the MGH license agreement offset by $161,000 of impairment losses related to the impairment of the MGH license. These amounts were offset by decreases in accounts receivable, prepaid expenses and inventory totaling $119,000 plus an increase in accounts payable of $115,000. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $1,639,000, combined with an increase in accrued expenses of $28,000, decreases in accounts receivable and inventory totaling $44,000 and the impact of $25,000 in non-cash charges, offset by a decrease in accounts payable of $22,000.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,305,000, compared to $1,267,000 for the corresponding prior year period.  The current year amount was comprised of $1,375,000 of proceeds from short term notes payable, offset by $70,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The prior year amount was comprised of $1,365,000 of proceeds from short term notes payable, offset by $98,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums.

Recent Financings

Since February 2012 and through September 30, 2013, we have borrowed from investors an aggregate principal amount of $3,340,000. An additional $135,000 was borrowed in October 2013. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $1,365,000 in principal amount as of September 30, 2013, have requested payment. At any time prior to completion or termination of the private placement of our common stock (the “Capital Raise”) the initial closing of which occurred at the time of the Merger at a purchase price of $.05 per share, the holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock in the Capital Raise at the subscription price thereof.

The cash balance as of September 30, 2013 and the subsequent borrowings in October 2013 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

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

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include a commitment to fund approximately $221,000 in research and development activities through the University of Glasgow through March 2014. In addition, at September 30, 2013, we had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $28,000 at September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2013, $1,365,000 in aggregate principal amount of outstanding promissory notes has matured and become due and payable, $150,000 of which became due and payable during the quarter. The notes, which are convertible at the holders’ election into our common stock in the Capital Raise, were issued to investors at various times during the first half of 2012 with a term of one year.  As of the date of this report, we have not paid the notes and the investors have neither demanded payment nor converted the notes.

Item 6.    Exhibits.

10.1	Form of Promissory Notes issued by Registrant in favor of investors during 2012 and 2013 aggregating $3,475,000 in principal amount through October 31, 2013, including schedule of investors.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to September 30, 2013; (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to September 30, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: November 14, 2013

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: November 14, 2013