Form 10-K/A
period 2012-12-31
Pathfinder Cell Therapy, Inc.
filed 2014-03-31
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

At March 31, 2013, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Pathfinder Cell Therapy, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on April 1, 2013.  The Amendment, which is being filed in response to comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission, reflects the following changes:

•	inclusion of the period from inception (November 4, 2008) through December 31, 2012 in the periods audited by an independent registered public accounting firm; and

•	reclassification of certain items between general and administrative expenses and research and development expenses for all periods presented.

Except for changes related to the foregoing, the Amendment effects no other changes to our Annual Report on Form 10-K for the year ended December 31, 2012 and 2011. Changes to Item 1. Business appear under “-Research and Development” in the amounts reflected for research and development expense.  Changes to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appear under “-Results of Operations” in the amounts reflected for general and administrative expense and research and development expense.

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

Research and Development

Our core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by our company.  Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to us under the terms of a license agreement between the university and our company.  See “Licenses” below.  Intellectual property resulting from activities conducted on our behalf by third party laboratories is owned by us. Our research and development activities are focused on additional animal models of a variety of diseases, experiments to determine the mechanism of action of the Pathfinder Cells, and toxicology testing.  Once these preliminary pre-clinical programs have been completed, we expect to begin one or more clinical trials to test the use of Pathfinder Cells in humans.  During the years ended December 31, 2012 and 2011, we incurred $1,084,000 and $1,403,000 in expense on Company-sponsored research and development activities.

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

Research and development expenses totaled $1,084,000 for 2012, compared to $1,403,000 for 2011, a decrease of 23% or $319,000. The decrease is primarily attributable to decreases in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $639,000, and decreased consulting fees of $4,000, offset by increased fees under the research agreement with the University of Glasgow of $217,000 and increased expenses incurred for the legacy SyntheMed business of $115,000.

General and administrative expenses totaled $1,015,000 for 2012, compared to $2,232,000 for 2011, a decrease of 55% or $1,217,000. The decrease is primarily attributable to the recording of a merger related licensing fee of $687,000 in the prior year, decreases in stock based compensation expense of $514,000, investor relations expenses of $66,000, consulting fees of $64,000, travel related expenses of $47,000 and professional fees of 59,000, offset by increased salary related expenses of $102,000, increased Board of Director expenses of $54,000, and increased insurance expense of $77,000.

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

Item 8 .  Financial Statements and Supplementary Data.

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

10.19
Form of Promissory Notes issued by Registrant in favor of investors during 2012 and 2013 aggregating $2,270,000 in principal amount through March 31, 2013, including schedule of investors. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President

Dated:  March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pathfinder Cell Therapy, Inc.

We have audited the accompanying consolidated balance sheets of Pathfinder Cell Therapy, Inc. (a development stage company) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended and for the period from November 4, 2008 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Cell Therapy, Inc. as of December 31, 2012 and 2011, the consolidated results of its operations, changes in stockholders' equity, and cash flows for each of the years then ended and for the period from November 4, 2008 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's significant net losses and lack of sufficient financial resources to fund its operations and meet its obligations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 31, 2014

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

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended		November 4, 2008 (Inception) Through
	December 31,		December 31,
	2012	2011	2012
Revenue
Product sales	$114	$73	$187
Revenue	114	73	187

Cost of goods sold	50	26	76

Gross profit	64	47	111

Operating expenses:
Research and development	1,084	1,403	3,444
General and administrative	1,015	2,232	3,708
Sales and marketing	25	30	55
Goodwill impairment	-	8,127	8,127
Operating expenses	2,124	11,792	15,334

Loss from operations before other income / (expense)	(2,060)	(11,745)	(15,223)

Other income/(expense):
Interest (expense), net	(96)	(108)	(242)
Reversal (provision) for allowance of notes
receivable from SyntheMed, Inc.	-	459	-
Reversal of a liability	-	124	124
Other income/(expense)	(96)	475	(118)

Net loss	$(2,156)	$(11,270)	$(15,341)

Net loss per common share-basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	667,162	526,105

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