Form 10-K
period 2013-12-31
Pathfinder Cell Therapy, Inc.
filed 2014-03-31
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

or

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,332,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2013.

At February 28, 2014, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Pathfinder Cell Therapy, Inc.

Forward-Looking Statements

Statements in this Report that are not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements may be found, among other places, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required preclinical studies and clinical trials and the success thereof, (iii) potential inability to secure funding as and when needed and,(iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on our technology.  See Item 1A. for a description of these as well as other risks and uncertainties. These forward-looking statements speak only as of the date of this report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business.

Overview

We are a development stage regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, and peripheral vascular disease as potential indications for therapies based on our technology and are concentrating on renal disease and diabetes.

Our development activities with respect to cell-derived and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

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

Preclinical Studies

Pathfinder Cells have shown efficacy in animal models of diabetes, cardiac ischemia, and renal reperfusion injury. These models have tested PCs from both rat and human sources. The PCs have been isolated from both the pancreas and the kidney. In each of these models, the PCs have been administered intravenously. These studies were performed at independent academic centers, as described below.  None of the persons affiliated with our company were involved in the performance of these studies other than to review the protocols.

Diabetes

There are a number of standard animal models for diabetes. Each of these shares some properties with the actual human disease, but none are exactly the same. One of these models makes use of the chemical streptozotocin (STZ). The chemical specifically destroys the insulin producing cells in the pancreas of the animal. If a sufficiently high dose of STZ is used, essentially all of the insulin producing cells (beta cells) are destroyed, and the animal becomes severely diabetic. The blood glucose rises to a very high level. A collaboration was established between our researchers at the University of Glasgow and the laboratory of Dr. Anthony Dorling of the Department of Immunology, Imperial College of London. In the models utilized to test PCs, mice were made diabetic with high doses of STZ, and then, three days later, were either treated with PCs or with a placebo. Seven days later, a second dose of cells or placebo was given. All animals in the placebo group had sustained high levels of blood glucose, lost weight, and either died, or had to be sacrificed.  On the other hand, in those animals that received the PCs, the blood glucose began to decline, and in five or six weeks returned to normal levels, which were maintained for over three months, when the experiment was completed.  These results were the same when the PCs were of rat origin or from human tissue. Pathfinder intends to conduct further testing using additional models relating to diabetes. These results have been published in the peer reviewed journal Rejuvenation Research , April 2011.

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

Once again, the treated animals showed both a functional improvement and a corresponding improvement based on the biological markers in the tissues. These results were published in the peer reviewed journal Rejuvenation Research, February 2013.

Microvesicles derived from Pathfinder Cells

We have discovered that PCs produce smaller particles, referred to as microvesicles or MVs, and that these MVs appear to be active in the same way as the PCs from which they derive. We have completed models of diabetes, and renal ischemia showing that the MVs are effective in improving organ function. The MVs have a significant advantage over PCs in that they can be produced more easily. The development pathway for an MV-based product should be more straightforward than for a PC-based product. The Company is now exploring several specific product alternatives using MVs, that address indications related to renal injury and organ transplantation and diabetes.

Research and Development

Our core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by our company.  Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to us under the terms of a license agreement between the university and our company.  See “Licenses” below.  Intellectual property resulting from activities conducted on our behalf by third party laboratories is owned by us. Our research and development activities are focused on additional animal models of a variety of diseases, experiments to determine the mechanism of action of the Pathfinder Cells, and toxicology testing.  Once these preliminary pre-clinical programs have been completed, we expect to begin one or more clinical trials to test the use of Pathfinder Cells in humans.  During the years ended December 31, 2013 and 2012, we incurred $672,000 and $1,084,000 in expense on Company-sponsored research and development activities.

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

Our wholly-owned subsidiary, Pathfinder, LLC, also had a worldwide exclusive license for a family of patents and patent applications covering related technology from the Massachusetts General Hospital(“MGH”). During the quarter ended June 30, 2013, we determined that the technology licensed from MGH was no longer relevant to the development of Pathfinder’s products and terminated the MGH license agreement, impairing the entire carrying amount of this intangible asset. As a result, the Company recorded an impairment charge of $161,000 for the year ended December 31, 2013.

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

Clinical development is traditionally conducted in three sequential phases, which may overlap:

●
In Phase I, product candidates are typically introduced into healthy human subjects or into selected patient populations (i.e.,  patients with a serious disease or condition under study, under physician supervision) to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

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

Executive Officers

Our executive officers are as follows:

Name	Age	Positions with the Company

Richard L. Franklin, M.D.	68	Chief Executive Officer, President , Secretary and Director

John Benson	52	Chief Financial Officer and Treasurer

Richard L. Franklin, M.D., Ph.D. has served as CEO, President and Secretary of our company since September 2011 and as a director since December 2000.  He served as Executive Chairman of our company from October 2008 to September 2010, and as Chairman from June 2003 until September 2011.  Dr. Franklin is a co-founder of Pathfinder, LLC and served as its CEO, President and sole manager from its inception.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Dr. Franklin is founder, CEO and a director of Tarix Pharmaceuticals, a private company developing peptides for the treatment of ischemic stroke recovery, peripheral vascular disease, and diabetes. Dr Franklin is founder and CEO of Tarix Orphan LLC, a company focused on the development of peptides to treat muscular dystrophy and Marfan syndrome. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

John Benson has served as CFO and Treasurer of our company since September 2011.  Prior thereto, and since 2006, he had served as controller of our company. From 2003 to 2005, Mr. Benson served as controller of the spine products division of Stryker Corporation. Mr. Benson is a certified public accountant with over twenty five years’ experience in corporate accounting and finance. Mr. Benson holds a degree in accounting from Saint Bonaventure University.

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

Certain Historical Activities

We are a Delaware corporation which was organized in August 1990 under the name of BioMedical Polymers International, Ltd.  We changed our name to Life Medical Sciences, Inc. in June 1992 and to SyntheMed, Inc. in May 2005. In September 2011, we engaged in a reverse merger, business combination with Pathfinder, LLC, a private Massachusetts limited liability company that commenced operations in November 2008 (“Pathfinder, LLC”), pursuant to which Pathfinder, LLC became a wholly-owned subsidiary of our company (the “Merger”). Pathfinder, LLC was deemed to be the “accounting acquirer” in the Merger, and the transaction has been accounted for as a reverse acquisition of our company by Pathfinder, LLC under the purchase method of accounting for business combinations in accordance with United States generally accepted accounting principles. In connection with the Merger, the members of Pathfinder, LLC acquired control of our company, our Board of Directors was replaced with individuals designated by Pathfinder, LLC, we changed our name to Pathfinder Cell Therapy, Inc. and we increased the number of our authorized shares of Common Stock from 150 million to one billion.

SyntheMed Business

Prior to the Merger, we were a biomaterials company focused on development and commercialization of medical devices for therapeutic applications.  Our products and product candidates were primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  We had been selling our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), a bioresorbable film for use in cardiac surgeries, domestically since obtaining US Food and Drug Administration (“FDA”) clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  REPEL-CV is classified as a Class III medical device by the FDA.   In the United States and some foreign countries, REPEL-CV’s marketing approval was limited to the pediatric market.  While we have continued the REPEL-CV business on a limited basis post-Merger, due to limited sales and increased operating costs we have curtailed substantially all of the operations of the business.  We do not anticipate devoting any further resources to the REPEL-CV business except as minimally necessary to maintain value pending a sale or other strategic transaction. During 2013, we had no capitalized assets associated with the REPEL-CV business.

Our rights to the REPEL-CV technology, as well as other polymer technology, are dependent upon a license agreement with Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”).  The agreement imposes obligations on us, such as royalty and patent cost payment obligations and obligations to pursue development and commercialization of products under the licensed patents (which are currently scheduled to expire at various times between July 2016 and July 2012).  If we fail to meet our obligations, Yissum could seek to limit or terminate our license rights, which could lead to a loss of the licensed rights in some or all of the licensed technology and our ability to sell or otherwise realize value for the REPEL-CV business.

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

We have never generated any profits, and we have incurred significant operating losses. We expect to incur operating losses for the foreseeable future. We had an accumulated deficit of $17,046,000 as of December 31, 2013, and had net losses of approximately $1,705,000 for the year ended December 31, 2013 and $2,156,000 for the prior year.  We do not currently have any meaningful source of revenue and may not have any sources of revenue in the foreseeable future. The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate some or all of our research and development programs and may be forced to cease operations.

Our consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2013 with respect to this uncertainty.  We do not anticipate generating meaningful revenue in the foreseeable future and we will need to raise additional capital to fund our operating requirements and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Based upon our current plan of operations, and assuming we raise capital as and when needed, we anticipate spending approximately $1 million on research and development and other activities during the 12 months ending December 31, 2014.  Our capital requirements will depend on many factors, including:

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

We may seek to raise additional capital through equity or debt financing and collaborative arrangements, or some combination thereof. Substantially all of our operating capital requirements since February, 2012 have been provided by existing investors on a monthly, as needed basis. Additional capital may not be available on acceptable terms, or at all. If we raise capital through the sale of equity-based securities, dilution to our then-existing equity investors would result. If we obtain capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.  If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. Another example of reform that could affect our business is drug reimportation into the United States ( i.e ., the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at lower prices). Initiatives in this regard could decrease the price we or any potential collaborators receive for our product candidates if they are ever approved for sale, adversely affecting our future revenue growth and potential profitability. Moreover, the pendency or approval of such proposals could result in a decrease in our stock price or adversely affect our ability to raise capital or to obtain strategic partnerships or licenses.

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of March 7, 2014, we had 667,160,870 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

●	6,276,306 shares upon exercise of outstanding warrants, exercisable at $.055 per share and expiring on September 30, 2016;

●	20,401,875 shares upon exercise of outstanding options, exercisable at prices ranging from $0.05 to $1.16 per share and expiring from April 22, 2014 to September 16, 2021; and

●	78,500,000 shares upon conversion of notes in the aggregate principal amount of $3,925,000, plus additional shares for accrued interest thereon.

Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act of 1933 (as amended, the “Securities Act”), except that shares held by “affiliates” of our company, as that term is used within the meaning of Rule 144 under the Securities Act, may only be sold in accordance with the volume and other limitations of Rule 144. Exercise of substantially all of our outstanding options (other than those assumed in the Merger) are presently covered by registration statements, which include a resale prospectus for our “affiliates” (as that term is defined in the rules under the Securities Act of 1933).  Subject to our filing of a registration statement covering exercise of the options assumed in the Merger, holders of these options will be free to sell the underlying shares in the public market without restriction so long as the registration statements remain current.  In addition, many of the warrants include a cashless exercise provision which, if utilized, would permit the holder to sell the underlying shares in reliance upon Rule 144 without commencement of a new holding period.  Substantially all of the shares issued to the former Pathfinder, LLC members in the Merger are subject to resale restrictions under a lock-up agreement entered into in anticipation of the Capital Raise.  Under the lock-up agreement, the holders agreed, for a period of three years from the date of consummation of a capital raise the first closing of which occurred at the time of the Merger or earlier upon the sale or transfer of substantially all of our assets and business, not to sell, transfer or otherwise dispose of such shares without the prior written consent of Clubb Capital Limited, who acted as placement agent for the capital raise. Sales or the availability for sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.

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

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock .

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

At February 28, 2014, approximately 42% of our outstanding common stock was beneficially owned by one investor, Breisgau Bio Ventures S.A., and an additional approximate 16% of our outstanding common stock was beneficially owned in the aggregate by Dr. Franklin, our President and CEO, and Mr. Gruber, the Chairman of our Board of Directors. As a result, these persons could significantly influence or control all matters requiring stockholder approval, including the election and removal of directors and certain transactions involving a change in control of our company.  The interests of these stockholders may not coincide with the interests of our company or the interests of other stockholders.

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

	Common Stock Bid Price ($)
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	0.07	0.02
Second Quarter	0.05	0.02
Third Quarter	0.05	0.01
Fourth Quarter	0.03	0.01
Fiscal Year Ended December 31, 2013
First Quarter	0.03	0.01
Second Quarter	0.05	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.03	0.01
Fiscal Year Ending December 31, 2014
First Quarter (through March 24)	0.02	0.01

On March 24, 2014, the closing sale price of our common stock, as reported by OTCQB, was $0.01 per share.

Approximate Number of Equity Securities Holders.

As of March 10, 2014, the number of holders of record of our common stock was 320. We believe that there are in excess of 1,200 beneficial holders of our common stock.

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

We are a development stage regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, and peripheral vascular disease as potential indications for therapies based on our technology and are concentrating on renal disease.

Our development activities with respect to cell-derived and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

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

Results of Operations

Revenues for 2013 were $54,000, compared to $114,000 for 2012, a decrease of 52.6% or $60,000.  Revenue is derived solely from REPEL-CV sales. The decrease in revenue is primarily attributable to a lack of sales efforts. As a result of limited sales and increased operating costs associated with REPEL-CV and our focus on research and development, we have curtailed substantially all of the operations of the REPEL-CV business.  As a result, we do not anticipate future revenue from REPEL-CV sales.   Pathfinder, LLC has not generated any revenue since inception.

Cost of goods sold for 2013 was $37,000 compared to $50,000 for 2012, a decrease of 26% or $13,000. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form. The current year also includes a charge of $13,000 for an increase in the reserve for slow moving and obsolete inventory.

Research and development expenses totaled $672,000 for 2013, compared to $1,084,000 for 2012, a decrease of 38.0% or $412,000. The decrease is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $274,000, decreases in spending on pre-clinical animal models of $75,000, and decreased expenses incurred for the legacy SyntheMed business of $46,000.

General and administrative expenses totaled $921,000 for 2013, compared to $1,015,000 for 2012, a decrease of 9.3% or $94,000. The decrease is primarily attributable to decreases in professional fees of $7,000, consulting fees of $35,000, investor relations related expense of $14,000 and insurance expense of $36,000.

We incurred sales and marketing expenses of $23,000 for 2013, compared to $25,000 for 2012, a decrease of 8.0% or $2,000.  The Company’s sales and marketing expenses are related to the sale of REPEL-CV.

We recorded an impairment charge of $161,000 in 2013. The charge was attributable to the termination of the MGH license agreement the second quarter of 2013. An impairment analysis was performed and a determination made to record an impairment charge for the net amount of the recorded asset. There were no comparable amounts for 2012.

Net interest expense totaled $196,000 for 2013 compared to $96,000 for 2012, an increase of 104.2% or $100,000. The increase is primarily attributable to interest charges related to increased balances of short term convertible notes payable.

We realized other income from the reversal of a liability of $250,000 in the current year. This liability was attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement. The reversal was recorded as a result of the MGH license agreement termination. There were no comparable amounts for the prior year.

We incurred a net loss of $1,705,000 for 2013, compared to $2,156,000 for 2012, a decrease of 20.9% or $451,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2013 we had cash and cash equivalents of $44,000, compared to $9,000 at December 31, 2012.

At December 31, 2013 we had negative working capital of $4,587,000, compared to negative working capital of $2,827,000 at December 31, 2012.

Net cash used in operating activities was $1,601,000 for 2013, compared to $2,024,000 for 2012.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $1,705,000, combined with a decrease in accrued expenses of $103,000 and the impact of $73,000 in non-cash charges mainly comprised of the reversal of a $250,000 liability attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the of the MGH license agreement, offset by $161,000 of impairment losses attributable to the impairment of the MGH license. These amounts were offset by decreases in accounts receivable, inventory and prepaid expenses totaling $163,000 and an increase in accounts payable of $114,000. Net cash used in operating activities for the prior year was primarily comprised of a net loss of $2,156,000, combined with a decrease in accounts payable of $167,000 offset by decreases in accounts receivable, inventory and prepaid expenses totaling $180,000, an increase in accrued expenses of $70,000 and the impact of $49,000 in non-cash charges.

Net cash provided by financing activities for 2013 was $1,636,000, compared to $1,837,000 for the prior year.  The current year amount is comprised of $1,735,000 of proceeds from short term notes payable, offset by $99,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums. The 2012 amount is comprised of $1,965,000 of proceeds from short term notes payable, offset by $128,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums.

At the time of the Merger in September 2011, we raised $4,146,000 in equity capital, $1,375,000 of which was paid in cash and the balance by conversion of debt. Since February 2012, we have borrowed from existing investors an aggregate principal amount of $3,700,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remained outstanding as of December 31, 2013. An additional $330,000 has been borrowed in 2014 through March 31. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $1,965,000 in principal amount as of December 31, 2013, have requested payment. The holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in the capital raise at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of December 31, 2013 and the subsequent borrowings through March 2014 are not sufficient to meet our anticipated cash requirements through December 31, 2014, which include an estimated $1 million for research and development and other expenditures.  We need to raise additional funds to support our planned operations.  If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit our operations.

The lack of profitable operations and the need to continue to raise funds raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to our 2013 audited financial statements contains an explanatory paragraph referring to an uncertainty that raises doubt about the our ability to continue as a going concern.

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include a commitment to fund a remaining balance of approximately $141,000 for research and development activities through the University of Glasgow through March 2014 (which we anticipate renewing through March 2015 at a cost of approximately $627,000 for the year).

At December 31, 2013, we had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $28,000 at December 31, 2013. For a discussion of certain other commitments, see Note H of Notes to Financial Statements.

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

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. In accordance with rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2014 annual meeting of stockholders.  Certain information with regard to our executive officers is contained in Item 1 hereof and is incorporated by reference in this Part III.

Item 11.  Executive Compensation.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2014 annual meeting of stockholders.

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

10.19	Form of Promissory Notes issued by Registrant in favor of investors since 2012 aggregating $3,925,000 in principal amount through March 31, 2014, including schedule of investors.(1)

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

21	List of subsidiaries. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to December 31, 2013, (ii) the Condensed Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to December 31, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

_____________________

(1)	Filed herewith.

(2)	Indicates a management contract or compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	CEO, President and Director
Richard L. Franklin, M.D.	(principal executive officer)	March 31, 2014

/s/ John M. Benson	CFO and Treasurer	March 31, 2014
John M. Benson	(principal financial and accounting officer)

/s/ Joerg Gruber	Chairman of the Board of Directors	March 31, 2014
Joerg Gruber

/s/ John Alam	Director	March 31, 2014
John Alam

/s/ John Brooks III	Director	March 31, 2014
John Brooks III

/s/ Zen Chu	Director	March 31, 2014
Zen Chu

/s/ Brock Reeve	Director	March 31, 2014
Brock Reeve

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pathfinder Cell Therapy, Inc.

We have audited the accompanying consolidated balance sheets of Pathfinder Cell Therapy, Inc. (a development stage company) (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended and for the period from November 4, 2008 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Cell Therapy, Inc. as of December 31, 2013 and 2012, the consolidated results of its operations, changes in stockholders' equity, and its cash flows for each of the years then ended and for the period from November 4, 2008 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

New York, New York
March 31, 2014

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$44	$9
Accounts receivable	-	28
Inventory, net of reserve of $13, and $0, respectively	-	33
Prepaid expenses	75	78
Total current assets	119	148

Intangible, net of accumulated amortization	36	208
TOTAL	$155	$356

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$190	$76
Accrued expenses (including related party amount of $312, and $370, respectively)	527	630
Current portion of long term payable	-	15
Insurance note payable	45	45
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,135 and $700, respectively)	3,700	1,965
Total current liabilities	4,706	2,975

Long term payable - net of current portion	-	232

Commitments and other matters (Note H)

Capital deficit:

Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,162 and 667,162 at December 31, 2013 and 2012, respectively	667	667
Additional paid-in capital	11,828	11,823
Accumulated deficit	(17,046)	(15,341)
Total capital deficit	(4,551)	(2,851)
TOTAL	$155	$356

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

			November 4, 2008
	Year ended		(Inception) Through
	December 31,		December 31,
	2013	2012	2013
Revenue
Product sales	$54	$114	$241
Revenue	54	114	241

Cost of goods sold	37	50	113

Gross profit	17	64	128

Operating expenses:
Research and development	672	1,084	4,116
General and administrative	921	1,015	4,629
Sales and marketing	23	25	78
Impairment of intangible asset	161	-	8,288
Operating expenses	1,777	2,124	17,111

Loss from operations before other income / (expense)	(1,760)	(2,060)	(16,983)

Other income/(expense):
Interest (expense), net	(195)	(96)	(437)
Reversal of a liability	250	-	374
Other income/(expense)	55	(96)	(63)

Net loss	$(1,705)	$(2,156)	$(17,046)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	667,162	667,162

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013
(In thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license (see Note A)	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	12	-	12

Net Loss	-	-	-	(2,156)	(2,156)

Balance, December 31, 2012	667,162	667	11,823	(15,341)	(2,851)

Stock-based Compensation	-	-	5	-	5

Net Loss	-	-	-	(1,705)	(1,705)

Balance, December 31, 2013	667,162	667	11,828	(17,046)	(4,551)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer (Note A)

See accompanying notes to consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
			November 4, 2008
	Year ended		(Inception) Through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,705)	$(2,156)	$(17,046)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	11	20	82
Stock based compensation relating to options	5	12	544
Shareholder contribution -3% merger fee due to MGH	-	-	687
Goodwill / intangible impairment loss	161	-	8,288
Reversal of liability	(250)	-	(374)
Accretion of long term liability	3	17	20

Changes in operating assets and liabilities:
Decrease in accounts receivable	28	26	101
Decrease in inventory	33	18	76
Decrease in prepaid expenses	102	136	282
Increase (decrease) in accounts payable	114	(167)	187
(Decrease) increase in accrued expenses	(103)	70	38
Net cash used in operating activities	(1,601)	(2,024)	(7,115)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	-	(1,173)
Cash acquired from merger	-	-	14
Net cash used in investing activities	0	0	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-	1,283
Payments of insurance note payable	(99)	(128)	(289)
Proceeds from convertible notes payable	1,735	1,965	6,677
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	1,636	1,837	8,408

Net (decrease) increase in cash	35	(187)	44
Cash at beginning of period	9	196	-
Cash at end of period	$44	$9	$44

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	-	177
Financing of placement agent commission through notes payable	-	-	244
Financing of insurance premiums through notes payable	99	99	334
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	-	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	-	201
Liabilities assumed	-	-	2,322
Non-cash consideration	$-	$-	$6,020

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -	The Company and Going Concern:

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

The Company is a development stage regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Regarding the legacy SyntheMed business, the Company curtailed substantially all of the operations of the business and does not anticipate devoting any further resources to the business except as minimally necessary to maintain value pending a sale or other strategic transaction.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. For the period from November 4, 2008 (inception) through December 31, 2013, the Company has accumulated a deficit of $17,046,000, including a net loss of $1,705,000 and $2,156,000 for the years ended December 31, 2013 and 2012, has generated limited revenues and has experienced negative cash flows from operating activities. To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of December 31, 2013, the Company does not anticipate having sufficient cash on hand even when including the proceeds from subsequent borrowings in the aggregate of $305,000 through March 2014 (see Note L). The Company Does not expect to generate sufficient revenue from operations to meet its anticipated cash requirements based on its present plan of operations through December 31, 2014, without securing additional funds through the issuance of equity and/or debt. No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern. The above conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to an unlimited amount through December 31, 2012 and a maximum of $250,000, thereafter.

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

[6]	Impairment of Long-Lived Assets

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

During the quarter ended June 30, 2013, the Company determined that the technology licensed from the Massachusetts General Hospital (“MGH”) was no longer relevant to the development of Pathfinder’s products and terminated the MGH license agreement, impairing the entire carrying amount of this intangible asset. As a result, the Company recorded an impairment charge of $161,000 for the year ended December 31, 2013.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) -	Summary of Significant Accounting Policies: (continued)

[7]	Inventory:

Inventory is stated at the lower of cost or market, as determined by the first-in, first-out method. The Company maintains an allowance for potentially slow moving and obsolete inventories. Management reviews on-hand inventory for potential slow moving and obsolete amounts and estimates the level of inventory reserve accordingly. The Company’s allowance for slow moving and obsolete inventories includes an allowance for outdated raw materials and on-hand finished goods inventory which is within six months of the expiration date. Inventory consisted of the following:

	December 31,
	2013	2012

Raw materials	$13,000	$12,000
Finished goods	-	21,000
	13,000	33,000
Slow moving and obsolete inventories	(13,000)	-
	$0	$33,000

The production of the Company’s inventory is outsourced to third party facilities located in Ohio, Minnesota and Prince Edward Island, Canada.

[8]	Research and development:

All research and development activities, including any preclinical and clinical studies and product development activities, are outsourced (see Note G).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

[9]	Patent costs:

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

[10]	Use of estimates:

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

[11]	Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2013 and 2012 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the dilution computation, are as follows:

	December 31,
	2013	2012

Options	20,402,000	20,950,000
Warrants	6,276,000	15,906,000

	26,678,000	36,856,000

Basic and diluted net loss per common share for the historical financial statements was computed based on the exchange ratio of shares issued in the Merger.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) -	Summary of Significant Accounting Policies: (continued)

[12]	Stock-based compensation:

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

[13]	Income taxes:

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

[14]	Fair value of financial instruments

The carrying amounts of cash, accounts receivables, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity. The carrying value of the long term payable approximates fair value, as the interest rate used to discount the payable still approximates the Company’s current borrowing rate.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE C) –	Intangible Assets:

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to separate technologies under an agreement with each of the University of Glasgow and the Massachusetts General Hospital.  Intangible assets at each reporting date consisted of the following:

	December 31,
	2013	2012

University of Glasgow	$53,000	$53,000
MGH	-	224,000
	53,000	277,000
Less accumulated amortization	17,000	69,000

	$36,000	$208,000

The Company anticipates amortizing $3,500 per year until 2023, after which there will be an additional amortization expense through March 2024 of $1,000. The Company’s management has determined that the fair value of the University of Glasgow license exceeds the book value and thus no impairment is necessary at December 31, 2013. Amortization expense for the years ended December 31, 2013 and 2012 amounted to $11,000 and $19,000, respectively.

[1] University of Glasgow license agreement

In March 2009, Pathfinder, LLC entered into a worldwide exclusive license for the technology relating to Pathfinder Cells (“PCs”) from the University of Glasgow, for cash payments of $42,000 and the issuance to the University of Glasgow and the founding scientists of membership units in Pathfinder, LLC valued at $11,000. In addition, the University of Glasgow will receive royalties on sales of products making use of the PCs and related technology (see Note G[1]).

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE C) –	Intangible Assets: (continued)

[2]	MGH license agreement

The Company had entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, the Company was obligated to pay a royalty ranging from 10 - 20% of all net sales of the Company’s product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. During the quarter ended June 30, 2013, the Company determined that the licensed technology was no longer relevant to the development of Pathfinder’s products and terminated the license agreement. As a result, the Company recorded an impairment charge of $161,000 for the year ended December 31, 2013.

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

(NOTE D) –	Note Payable:

[1]	Convertible Notes Payable:

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

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, approximately $3,107,000 ($1,357,000 of which was held by Breisgau BioVentures SA), into the Company’s common stock sold in the Capital Raise (see Note F[2]). At December 31, 2013, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet.

From time to time since February 2012, the Company borrowed from investors an aggregate of $3,700,000 principal amount pursuant to promissory notes bearing interest at 6% per annum, all of which remained outstanding as of December 31, 2013. Of such amounts, $100,000 was invested by Mr. Joerg Gruber, the Company’s Chairman of the Board, and $2,035,000 was invested by Breisgau Bio Ventures SA., the Company’s principal stockholder.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $1,965,000 in principal amount as of December 31, 2013, have requested payment.   At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the Capital Raise at the subscription price thereof.

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction:

[1]	Warrants:

As of December 31, 2013, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

[2]	Options:

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

At December 31, 2013, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At December 31, 2013, options to purchase 19,714,000 shares of common stock were outstanding pursuant to the 2006 plan, including 14,061,000 options that converted with the Merger, and there were 5,286,000 options available under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

Additionally at December 31, 2013, options to purchase 47,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 441,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 200,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction: (continued)

[2]	Options: (continued)

A summary of the status of the Company’s stock options as of December 31, 2013 and 2012, and changes during the years ended on those dates is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2012	23,826	$0.19	3.6 Years
Cancelled, expired or forfeited	2,876	0.53
Granted	-	-	-
Number of shares under option plans:
Outstanding at December 31, 2012	20,950	$0.14	3.3 Years	$0
Cancelled, expired or forfeited	548	0.35
Granted	-	-
Outstanding at December 31, 2013	20,402	$0.13	2.4 Years	$0
Exercisable at December 31, 2013	20,052	$0.13	2.3 Years

Vested and expected to vest after December 31, 2013	20,302	$0.13	2.3 Years	$0

As of December 31, 2013, there was approximately $2,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 9 months.

There were no options granted during the years ended December 31, 2013 and 2012, respectively.

The Company has recorded a charge of $5,000 in general and administrative expense for the year ended December 31 2013 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At December 31, 2013, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction: (continued)

[2]	Options: (continued)

The following table summarizes information for stock options outstanding at December 31, 2013 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$0.05 - 0.13	17,766	2.2 years	$0.05	17,516	$0.05
0.30 – 0.85	2,486	3.4 years	0.65	2,386	0.64
1.16	150	2.7 years	1.16	150	1.16

	20,402	2.3 years	$0.13	20,052	$0.13

(NOTE F) -	Income Taxes:

At December 31, 2013, we have approximately $40,345,000 of net operating loss carryforwards to offset future federal taxable income and approximately $574,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  As a result of the Merger, the Company’s net operating losses and the research and development credit carryforwards will be subject to limitation, In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

		Research
		and Development
Year	Net Operating Loss	Tax Credit

2018 - 2033	$40,345,000	$574,000

	$40,345,000	$574,000

 At December 31, 2013, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $16,816,000 which expire through 2028.

 The deferred tax asset, which amounted to $15,701,000 at December 31, 2013, has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and ability to utilize the benefit. The valuation allowance was increased by $689,000 in 2013.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) -	Income Taxes: (continued)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following at December 31:

	2013	2012

Income tax benefit at the federal statutory rate	$(580,000)	$(733,000)
Impairment of non-deductible tax goodwill	-	-
Expired net operating losses	-	2,386,000
Change in valuation allowance	689,000	(1,791,000)
Income from forgiveness of debt	-	-
Difference in reporting basis between tax and
accounting due to the Merger transaction	-	-
Expired R&D credit	-	267,000
Stock based compensation	2,000	4,000
Company’s obligation paid by shareholder	-	-
State and local income tax, net of effect on federal taxes	(100,000)	(128,000)
Other	(11,000)	(5,000)

	$0	$0

The deferred tax asset at December 31 consists of the following:

	2013	2012

Net operating loss carryforward	$14,727,000	$14,052,000
Research and development credit carryforward	574,000	560,000
Other	400,000	400,000

	15,701,000	15,012,000
Valuation allowance	(15,701,000)	(15,012,000)

	$0	$0

Under the guidance of FASB ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2013, the Company has not recorded any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2013, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2010–2013 remain open to examination by the major taxing jurisdictions to which the Company is subject to.

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE G) -	Research and License Agreements:

[1]	University of Glasgow Agreements

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $338,000 based on exchange rates in effect on December 31, 2013), payable by the Company over the course of the twelve months. Under the extended agreement, the Company agreed to pay the remaining outstanding balance owed of $141,000 through March, 2014. For the year ended December 31, 2013 and 2012, the Company has incurred expense of approximately $417,000 and $691,000, respectively, under this agreement.

[2]	MGH Agreement

Pathfinder, LLC has entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, Pathfinder, LLC is obligated to pay a royalty ranging from 10 - 20% of all net sales of its product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. During the quarter ended June 30, 2013, the Company determined that the licensed technology was no longer relevant to the development of Pathfinder’s products and terminated the license agreement. As a result, the Company recorded an impairment charge of $161,000 for the year ended December 31, 2013.

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE G) -	Research and License Agreements: (continued)

[4]	diZerega agreement:

The Company is party to an agreement relating to the Polymer Technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country. The Company incurred $1,000 in royalty expense relating to this agreement for the years ended December 31, 2013 and 2012.

(NOTE H) -	Commitments and Other Matters:

[1]	Employment agreement:

At December 31, 2013, the Company had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $28,000 at December 31, 2013 and the Company’s salary obligation for 2014 is $113,000.

[2]	Lease commitments:

The Company has a one year operating lease commitment for office facilities space through June 2014. The operating lease agreement is subject to renewal in annual increments at the option of the Company.  Rent is charged to operating expense on a straight-line basis over the term of lease. Rent expense under the operating lease for the year ended December 31, 2013 was $7,200.

(NOTE I) -	Related Parties:

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.) since prior to entering the Merger Agreement.  Dr. Franklin, the Company’s CEO and President was SyntheMed’s sole executive officer prior to the Merger. The Company pays Dr. Franklin a monthly consulting fee of $10,000, which amount reflects a reduction, effective August, 2012, from the previous $15,000 per month consulting fee.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the private placement.

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. From time to time since February 2012, the Company borrowed an additional principal amount of $2,035,000 from Breisgau BioVentures SA, all of which remained outstanding as of December 31, 2013. See Note D[1].

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

PATHFINDER CELL THERAPY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE J) -	Retirement Plan:

The Company has a defined contribution retirement plan which was adopted by the Company (then known as SyntheMed, Inc.) in March 2007 and qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $255,000. During the year ended December 31, 2013 and 2012, the Company made matching contributions to the plan in the amount of $4,500 and $4,400 respectively.

(NOTE K) –	Nature of Business:

Product sales are generated from the SyntheMed business through sales of REPEL-CV.

The following table summarizes the Company’s revenues at December 31 (in thousands):

	Years Ended December 31,
	2013	2012
	Revenues
United States	$-	$13
Brazil	8	17
Columbia	-	15
Italy	-	2
Czech Republic	10	15
Hong Kong	6	37
Russia	27	15
Other countries	3	-
	$54	$114

All of the Company’s Long-Lived Assets are located in the United States of America.

(NOTE L) –	Subsequent Events:

Subsequent to December 31, 2013, the Company borrowed an additional aggregate principal amount of $330,000, all of which was from Breisgau BioVentures SA (See Note D[1]) on the same terms as amounts borrowed from this related party during the year then ended.