Form 10-K/A
period 2013-12-31
Pathfinder Cell Therapy, Inc.
filed 2014-04-30
CIK 889428

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

At March 31, 2014, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 of Pathfinder Cell Therapy, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on March 31, 2014.  The Amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III that was previously omitted in reliance on General Instruction G(3) to Form 10-K, and to update the exhibits.  This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The members of our Board of Directors are as follows:

		Director	Position with
Name	Age	Since	Company

John Alam, M.D	52	September 2011	Director
John L. Brooks III	63	September 2011	Director
Zen Chu	42	September 2011	Director
Richard L. Franklin, M.D., Ph.D	68	December 2000	Chief Executive Officer, President, Secretary and Director
Joerg Gruber	53	April 2007	Chairman of the Board
Brock Reeve	56	September 2011	Director

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

John L. Brooks III has served as a director of our company since September 2011.  Mr. Brooks is the President and CEO of the Joslin Diabetes Center and has also served as the principal managing director of Healthcare Capital LLC, a firm he founded in September 2008 that provides strategic and financial advice to early stage life science companies. Mr. Brooks was a founder of Prism Venture Partners, a venture capital firm, and served as a general partner from February 1997 through December 2010. Mr. Brooks serves as a director of a number of early stage companies, and had served as chief executive officer of Reflectance Medical, an early stage noninvasive physiologic measurement company, from October 2009 through June 2011. From February through August 2008, Mr. Brooks served as a managing director of Medical Capital Advisors, a healthcare investment banking firm.  Mr. Brooks was formerly a general manager at Pfizer/Valleylab, with overall responsibility for its minimally invasive surgery business, and at Pfizer/Strato Medical, a vascular access medical device company. Mr. Brooks has co-founded four life sciences companies, including Insulet (PODD).  Mr. Brooks is a biotechnology advisory board member for Draper Laboratory, the Pittsburgh Life Sciences Greenhouse (PLSG) and the PLSG Accelerator Fund. Mr. Brooks is also a board member of the Longwood Medical Energy Cooperative. Mr. Brooks holds an M.S. degree in business and a B.B.A. degree from the University of Massachusetts at Amherst.  He is a certified public accountant and a certified financial planner.

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

Richard L. Franklin, M.D., Ph.D. has served as CEO, President and Secretary of our company since September 2011 and as a director since December 2000.  He served as Executive Chairman of our company from October 2008 to September 2010, and as Chairman from June 2003 until September 2011.  Dr. Franklin is a co-founder of our subsidiary, Pathfinder, LLC, and has served as its CEO, President and sole manager since its inception.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Dr. Franklin is founder, CEO and a director of Tarix Pharmaceuticals, a private company developing peptides for the treatment of ischemic stroke recovery, peripheral vascular disease, and diabetes. Dr Franklin is founder and CEO of Tarix Orphan LLC, a company focused on the development of peptides to treat muscular dystrophy and Marfan syndrome. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

Joerg Gruber has served as Chairman of the Board of our company since September 2011 and as a director since April 2007.  Mr. Gruber co-founded Clubb Capital Limited, a London-based corporate finance and venture capital firm with a principal focus on healthcare, in 1995 and has been its Chairman since 1999. Prior to his career in venture capital, Mr. Gruber spent 14 years in banking and investment banking at UBS, Goldman Sachs and Lehman Brothers. Mr. Gruber co-founded Pathfinder, LLC with Dr. Franklin.  Mr. Gruber has served as Chairman of Pathfinder, LLC since 2008 and as Chairman of Tarix Pharmaceuticals since 2007. Mr. Gruber is Chairman of Tarix Orphan LLC, a company focused on the development of peptides to treat muscular dystrophy and Marfan syndrome and is also a director of AvidBiologics Inc., a privately-held biopharmaceutical company specializing in the development of oncology products.

Brock Reeve has served as a director of our company since September 2011.  Mr. Reeve has served as Executive Director of the Harvard Stem Cell Institute since March 2006. The institute is a collaborative of scientists and practitioners from Harvard University, Harvard Medical School and Harvard’s affiliated hospitals and research institutions, focused on stem cell research, funding and education. The institute currently has approximately 100 principal faculty and 200 affiliated faculty.  Mr. Reeve’s business career started with the Boston Consulting Group.  Prior to joining the institute, from 2003 to 2006 Mr. Reeve served as chief operating officer and managing director of Life Science Insights, a  division of International Data Corporation, a consulting and market research firm specializing in information technology in life sciences.  Previously, Mr. Reeve was an associate partner in the pharmaceutical and life sciences practice in IBM’s Business Consulting Services group.  Mr. Reeve has a bachelor’s degree from Yale College, masters’ degrees from Yale University and an MBA from Harvard Business School.

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

Audit Committee

The Audit Committee of our Board of Directors is composed of three directors, two of whom are independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2013, the Audit Committee met four times.  In addition, during 2013, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.  The members of the Audit Committee are Mr. Brooks as Chairman, Dr. Franklin and Mr. Chu.  Mr. Brooks is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2013 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, except that Breisgau Bio Ventures S.A. failed to timely file Form 4s for ten separate transactions and Joerg Gruber failed to timely file a Form 4 for one transaction.

Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued through March 31, 2014 for services in all capacities during the fiscal years ended December 31, 2013 and 2012 by each person who served as our principal executive officer at any time during fiscal 2013 and our other most highly compensated executive officers as determined in accordance with Item 402(m) of Regulation S-K promulgated by the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)

Richard L. Franklin, MD	2013	0	0	120,000	(1)	120,000
Chief Executive Officer, President & Secretary	2012	0	0	170,000	(1)	170,000

John M. Benson	2013	112,700	0	4,500	(2)	117,200
CFO & Treasurer	2012	110,300	0	4,400	(2)	114,700

(1)	Represents consulting fees.

(2)	Represents 401(k) retirement plan account contributions made by the Company for Mr. Benson’s benefit.

           The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2013  to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Richard L. Franklin, MD	75,000	-		-	0.80	5/08/2016
	65,000	-		-	0.85	4/23/2017
	65,000	-		-	0.49	4/25/2018
	2,449,987	-		-	0.05	12/15/2015
	2,654,987	-		-

John M. Benson	150,000	-		-	1.16	9/11/2016
	100,000	-		-	0.80	2/16/2017
	100,000	-		-	0.41	1/18/2018
	50,000	-		-	0.10	2/23/2019
	62,500	-		-	0.13	1/17/2020
	100,000	-		-	0.11	2/28/2020
	750,000	250,000	(1)	-	0.05	9/16/2021
	1,312,500	250,000

(1)	These stock options vest and become exercisable in September 2014.

Management Agreements

We have a consulting agreement with Dr. Richard Franklin, who serves as our Chief Executive Officer, President, Secretary and Director. We have an employment agreement with Mr. John Benson, who serves as our Chief Financial Officer and Treasurer.

Franklin Consulting Agreement

Dr. Franklin provides services to us pursuant to a consulting agreement entered into in October 2008.  Under the agreement, as originally entered into, Dr. Franklin served as our Executive Chairman at a compensation rate of $100,000 per year.  Effective upon the merger with Pathfinder, LLC in September 2011, Dr. Franklin’s officer status was expanded to his current positions. Since August 2012, Dr. Franklin’s compensation has been $120,000 per year. The agreement renews annually for one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property.

Benson Employment Agreement

Mr. Benson is employed by us pursuant to an employment agreement originally entered into in September 2006.  The agreement is for an initial one-year term, subject to automatic renewal for one-year periods absent three months’ prior written notice of termination by the Company.  Under the agreement, Mr. Benson is entitled to a base salary plus annual cost of living increases. For 2013, Mr. Benson was entitled to a base salary of $112,700, which was equal to the 2012 base salary plus the applicable cost of living increase. To reflect the fact that Mr. Benson provides a portion of his time to Tarix Pharmaceuticals, in 2012 Mr. Benson’s base salary was reduced by 20%.  Mr. Benson is also eligible for such bonuses and stock options as the board of directors shall deem appropriate.    Mr. Benson has the right to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, including medical and savings and retirement plans, and receive the benefits and perquisites generally provided to employees of the same level and responsibility and is entitled to agreed-upon vacation.  If Mr. Benson dies, is terminated for “Cause,” voluntarily resigns other than for “Good Reason”, as such terms are defined in the agreement, or is unable to perform his duties on account of death or disability and the employment agreement is terminated, he or his legal representative shall be entitled to receive from us the base salary which would otherwise be due to the date when termination of employment occurred.  Under certain circumstances, we may become obligated to pay severance to Mr. Benson under the employment agreement. These circumstances include (i) termination of employment without “Cause” and (ii) Mr. Benson’s resignation for "Good Reason.”  The severance obligation is equal to three months of base salary.  The employment agreement contains confidentiality, ownership of intellectual property, non-compete and non-solicitation provisions.

Director Compensation

Each of our directors, other than Dr. Franklin, is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000.

We reimburse all directors for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

The following table sets forth certain information with respect to total compensation earned by each person who served as a member of the Board of Directors at any time during the year ended December 31, 2013, other than Dr. Franklin whose compensation is disclosed in the Summary Compensation Table above.

Director Compensation for 2013

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Joerg Gruber	20,000	0	20,0000

John Alam, M.D.	20,000	0	20,000

John L. Brooks III	20,000	0	20,000

Zen Chu	20,000	0	20,000

Brock Reeve	20,000	0	20,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of March 31, 2014.  The address of the officers and directors named in the following table is c/o Pathfinder Cell Therapy, Inc., 12 Bow Street, Cambridge, MA 02138.

Name of Beneficial Owner or Number in Group	Shares of Common Stock Beneficially Owned (1)		Percent of Class

Breisgau Bio Ventures S.A.	305,498,879	(2)	42.6
GU Holdings Limited	63,524,929	(3)	9.5
Richard L. Franklin	46,556,781	(4)	7.0
Joerg Gruber	59,363,033	(5)	8.8
Paul Shiels (6)	38,114,957		5.7
John Benson	1,388,333	(7)	*
Brock Reeve	602,636	(8)	*
John Brooks	602,636	(8)	*
Zen Chu	602,636	(8)	*
John Alam	602,636	(8)	*
All executive officers and directors as a group (7 persons)	109,718,690	(9)	16.1

*             Denotes less than one percent.

(1)           Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from March 31, 2014 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)           Voting and investment power with respect to these shares is held by Mr. Heinz Klauz, Breisgau Bio Ventures S.A.’s address is Caminada Treuhand AG Att: Heinz Klauz, Lindenstrasse 16, 6340 Baar, Switzerland. Includes 49,674,000 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest.

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

(5)           Includes 195,000 shares issuable upon exercise of options held by Mr. Gruber, 2,129,334 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest as well as 823,000 shares and 6,276,306 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director. Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(6)           Mr. Shiels’ address is 188 Churchill Drive, Broomhill, Glasgow, United Kingdom G11 7HA.

(7)           Includes 1,312,500 shares of Common Stock issuable upon exercise of options.

(8)           Represents shares of Common Stock issuable upon exercise of options.

(9)           Includes 14,978,671 shares of Common Stock issuable upon exercise of options, warrants and convertible promissory notes.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2013, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	19,714,000	(1)	$0.12	5,286,000

Equity compensation plans not approved by security holders	688,000		$0.46	0

Total	20,402,000		$0.13	5,286,000

(1)
Includes an aggregate of 14,061,410 shares of common stock underlying stock options assumed in connection with the merger with Pathfinder, LLC and replaced with stock options under the Company’s 2006 Stock Option Plan.  The weighted average exercise price of such stock options is $.05 per share.

47,000 fully vested options have been granted to one individual under our 2000 Non-Qualified Stock Option Plan at exercise prices ranging from $0.36 to $0.80 per share and with termination dates ranging from April 22, 2014 to February 16, 2017.  None of these options were granted to our directors or officers.

441,000 options have been granted to seven individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.08 to $0.80 per share and with termination dates ranging from April 22, 2014 to June 20, 2020. Of the total options issued, 341,000 were vested at year-end, 50,000 vest upon an IDE submission of a gynecological anti-adhesion product, 50,000 vest upon the PMA submission of a gynecological anti-adhesion product. Of these, we granted options to directors and officers as follows: 65,000 to Mr. Gruber.

200,000 options have been granted to one individual pursuant to other agreements at exercise prices ranging from $0.40 to $0.60 per share, all of which are scheduled to expire on October 1, 2018.  All 200,000 were vested at year-end.  None of these options were granted to our directors or officers.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Capital Raises

Since January 1, 2012, we have borrowed from investors an aggregate $4,130,000, evidenced by promissory notes bearing interest at 6% per annum. Of such amounts, $100,000 was invested by Mr. Joerg Gruber and $2,365,000 was invested by Breisgau Bio Ventures SA.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $2,570,000 in principal amount as of April 30, 2014, have requested payment. The principal amount of the promissory notes, including accrued and unpaid interest thereon, is convertible at the election of the holders into shares of our common stock at any time prior to completion or termination of the capital raise the initial closing of which occurred in connection with our merger with Pathfinder, LLC in September 2011, at the subscription price thereof.

University of Glasgow

In March 2009, our subsidiary, Pathfinder, LLC, entered into a research agreement with The University Court of the University of Glasgow, an affiliate of GU Holdings Limited, pursuant to which Pathfinder, LLC agreed to fund and the University agreed to conduct research relating to technology licensed by Pathfinder, LLC from the University pursuant to a separate license agreement.  Each year we have extended the research period and our corresponding funding commitment under the agreement.  In April 2012, we extended the research period for a twelve-month period at a cost of approximately GBP 432,000 (approximately $667,000 based on exchange rates in effect on December 31, 2011), payable by Pathfinder, LLC over the course of the twelve months. In April 2013, we extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $332,000 based on exchange rates in effect on December 31, 2012), payable on the same terms. We anticipate renewing the research agreement through March 2015 at a cost of approximately $627,000 for the year.

As of March 31, 2014, the University beneficially owned 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the University and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the University and Dr. Davies was affiliated with the University at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the University and Dr. Davies provides scientific consulting services to the Company.  As of March 31, 2014, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

Director Independence

Each of our directors, other than Mr. Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by EisnerAmper LLP, our independent registered public accounting firm, for 2013 and 2012:

	2013	2012
Audit Fees	$78,559	$75,500
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

10.8(a)
Extension No. 3 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to the Registrant’s report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013.)

10.9
License Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.10
Form of broker warrant issued for an aggregate of 6,276,306 shares to Clubb Capital Limited or its designees in connection with the Capital Raise. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.11
Promissory Note dated September 2, 2011 issued by Registrant to Clubb Capital Limited for the deferred portion of the placement agent commission. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.12	Form of Promissory Notes issued by Registrant in favor of investors since 2012 aggregating $4,130,000 in principal amount through April 30, 2014, including schedule of investors.(3)

10.13
Employment Agreement dated September 8, 2006, between the Registrant and John Benson. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.) (2)

10.13(a)
Compensation arrangement with John Benson. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.) (2)

21	List of subsidiaries. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to December 31, 2013, (ii) the Condensed Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the cumulative period from November 4, 2008 (inception) to December 31, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements.  (1)

(1)	Previously filed with the original filing of this Annual Report on Form 10-K on March 31, 2014.
(2)	Indicates a management contract or compensatory plan or arrangement.
(3)	Filed herewith.

Signature

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

	By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President
Dated: April 30, 2014