Form 10-Q
period 2014-03-31
Pathfinder Cell Therapy, Inc.
filed 2014-05-15
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at March 31, 2014

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three-month periods ended March 31, 2014 and 2013 and for the period November 4, 2008 (Inception) through March 31, 2014	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period November 4, 2008 (Inception) through March 31, 2014	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2014 and 2013 and for the period November 4, 2008 (Inception) through March 31, 2014	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 6.	Exhibits	20

	Signature	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(unaudited)

	Three Months Ended		November 4, 2008 (Inception) Through
	March 31,		March 31,
	2014	2013	2014
Revenue
Product sales	$-	$28	$241
Revenue	-	28	241

Cost of goods sold	-	12	113

Gross profit	-	16	128

Operating expenses:
Research and development	118	228	3,974
General and administrative	300	319	5,189
Sales and marketing	5	9	83
Impairment of intangible assets	-	-	8,288
Operating expenses	423	556	17,534

Loss from operations before other income / (expense)	(423)	(540)	(17,406)

Other income/(expense):
Interest (expense), net	(62)	(41)	(499)
Reversal of a liability	-	-	374
Other income/(expense)	(62)	(41)	(125)

Loss before income tax benefit	(485)	(581)	(17,531)
Income tax benefit	-	-	-

Net loss	$(485)	$(581)	$(17,531)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	667,162	667,162

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$66	$44
Prepaid expenses	41	75
Total current assets	107	119

Intangible, net of accumulated amortization	35	36
TOTAL	$142	$155

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$188	$190
Accrued expenses (including related party amount of $358 and $312, respectively)	692	527
Insurance note payable	23	45
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,465 and $2,135, respectively)	4,030	3,700
Total current liabilities	5,177	4,706

Commitments and other matters (Note I)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,162 at March 31, 2014 and December 31, 2013	667	667
Additional paid-in capital	11,829	11,828
Accumulated deficit	(17,531)	(17,046)
Total capital deficit	(5,035)	(4,551)
TOTAL	$142	$155

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
NOVEMBER 4, 2008 (INCEPTION) THROUGH March 31, 2014
(In Thousands, except per share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Loss	Total

Cash Contributions*	332,050	332	(332)	-	0

Net Loss for Period	-	-	-	(32)	(32)

Balance, December 31, 2008	332,050	332	(332)	(32)	(32)

Cash Contributions	-	-	430	-	430

Equity Issued for License*	125,950	126	(115)	-	11

Net Loss	-	-	-	(547)	(547)

Balance, December 31, 2009	458,000	458	(17)	(579)	(138)

Cash Contributions	-	-	307	-	307

Net Loss	-	-	-	(1,294)	(1,294)

Balance, December 31, 2010	458,000	458	290	(1,873)	(1,125)

Opening balance restatement for MGH license	-	-	-	(42)	(42)

Issuance of shares in merger transaction — September 2, 2011	114,500	114	5,906	-	6,020

Issuance of shares in a private placement and conversion of notes payable - September 2, 2011 at $0.05 per shares, net of placement costs of $575	89,662	90	3,819	-	3,909

Issuance of warrants to placement agent	-	-	237	-	237

Issuance of shares in settlement of Yissum liability	5,000	5	345	-	350

Shareholder contribution -3% merger fee due to MGH	-	-	687	-	687

Stock-based Compensation	-	-	527	-	527

Net Loss	-	-	-	(11,270)	(11,270)

Balance, December 31, 2011	667,162	667	11,811	(13,185)	(707)

Stock-based Compensation	-	-	12	-	12

Net Loss	-	-	-	(2,156)	(2,156)

Balance, December 31, 2012	667,162	667	11,823	(15,341)	(2,851)

Stock-based Compensation	-	-	5	-	5

Net Loss	-	-	-	(1,705)	(1,705)

Balance, December 31, 2013	667,162	667	11,828	(17,046)	(4,551)

Stock-based Compensation	-	-	1	-	1

Net Loss	-	-	-	(485)	(485)

Balance, March 31, 2014	667,162	667	11,829	(17,531)	(5,035)

* Share amounts, common stock and additional paid-in capital amounts were restated using the exchange ratio of the Merger to reflect the legal structure of legal acquirer

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months ended March 31,		November 4, 2008 (Inception) Through March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(485)	$(581)	$(17,531)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	1	4	83
Stock based compensation relating to options	1	2	545
Shareholder contribution -3% merger fee due to MGH	-	-	687
Goodwill / intangible impairment loss	-	-	8,288
Reversal of liability	-	-	(374)
Accretion of long term liability	-	4	20

Changes in operating assets and liabilities:
Decrease in accounts receivable	-	7	101
Decrease in inventory	-	11	76
Decrease in prepaid expenses	34	34	316
(Decrease) increase in accounts payable	(2)	168	185
Increase in accrued expenses	165	65	203
Net cash used in operating activities	(286)	(286)	(7,401)

Cash flows from investing activities:
Acquisition of licenses	-	-	(90)
Payments for notes receivable	-	-	(1,173)
Cash acquired from merger	-	-	14
Net cash used in investing activities	0	0	(1,249)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	-	1,283
Payments of insurance note payable	(22)	(25)	(311)
Proceeds from convertible notes payable	330	305	7,007
Contributions from Pathfinder, LLC members	-	-	737
Net cash provided by financing activities	308	280	8,716

Net increase (decrease) in cash	22	(6)	66
Cash at beginning of period	44	9	-
Cash at end of period	$66	$3	$66

Supplementary disclosure of non-cash investing and financing activities:
Members' equity issued for license	$-	$-	$11
Notes receivable and payable through intermediary entity	-	-	130
Long term payable for license	-	-	177
Financing of placement agent commission through notes payable	-	-	244
Financing of insurance premiums through notes payable	-	24	334
Common stock issued in settlement of Yissum liability	-	-	350
Conversion of notes into common stock	-	-	3,107
Details of merger with SyntheMed:
Fair value of assets acquired	-	-	201
Liabilities assumed	-	-	2,322
Non-cash consideration	$-	$-	$6,020

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A)	Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of Pathfinder Cell Therapy, Inc., a Delaware corporation formerly known as “SyntheMed, Inc.” (“Pathfinder” or the “Company”), do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of March 31, 2014, the Company does not have sufficient cash on hand or anticipate generating sufficient revenue from operations to meet the Company’s anticipated cash requirements through March 31, 2015 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of convertible debt and/or equity.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The report of the independent auditor on the Company’s financial statements for the year ended December 31, 2013 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

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

Research and development

All research and development activities, including any preclinical and clinical studies and product development activities, are outsourced (see Note I).  Research and development costs, representing principally new product development and manufacturing development, are charged to expense as incurred.

Patent costs

Costs incurred in connection with acquiring patent rights and the protection of proprietary technologies are charged to expense as incurred.

Comprehensive Income (Loss)

The Company’s comprehensive loss is equal to its net loss for all periods presented, and, as a result, no statement of comprehensive loss has been included in the condensed consolidated financial statements.

Reclassification:

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

C)	Inventory

All inventories relate to the SyntheMed business and consist of the following:

	March 31, 2014	December 31, 2013

Raw materials	$13,000	$13,000
Finished goods	-	-
	$13,000	$13,000
Slow moving and obsolete inventories	(13,000)	(13,000)
	$0	$0

D)	Notes Payable

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

From time to time since February 2012, the Company borrowed from investors an aggregate of $4,030,000 principal amount pursuant to promissory notes bearing interest at 6% per annum, all of which remained outstanding as of March 31, 2014. Of such amounts, $100,000 was invested by Mr. Joerg Gruber and $2,365,000 was invested by Breisgau Bio Ventures SA.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $2,270,000 in principal amount as of March 31, 2014 have requested payment.   At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the Capital Raise at the subscription price thereof.

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

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at March 31, 2014 and excludes 26,678,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

F)	Capital Transaction

[1]   Stock based compensation:

At March 31, 2014, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At March 31, 2014, there were 5,286,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the three month periods ended March 31, 2014 and 2013, respectively.

The following summarizes the activities of the Company’s stock options for the three months ended March 31, 2014 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2014	20,402	$0.13	2.4 Years
Cancelled, expired or forfeited	-	-
Granted	-	-	-
Outstanding at March 31, 2014	20,402	$0.13	2.1 Years	$0
Exercisable at March 31, 2014	20,052	$0.13	2.0 Years

Expected to vest after March 31, 2014	20,302	$0.13	2.1 Years	$0

As of March 31, 2014, there was approximately $1,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next 6 months.

The Company has recorded a charge of $1,000 in general and administrative expense for the three months ended March 31, 2014 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At March 31, 2014, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[2]   Warrants:

As of March 31, 2014, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

G)	Income Taxes

At March 31, 2014 and December 31, 2013, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

As a result of the Merger, the Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

As of March 31, 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

H)	Nature of Business

The Company’s revenue from the sale of REPEL-CV for the periods ended March 31, 2014 and 2013 was as follows:

Geographic Information
	Three Months Ended March 31,
	2014	2013
	Revenues

United States	$-	$-
Russia	-	9,000
Pakistan	-	3,000
Hong Kong	-	6,000
Czech Republic	-	10,000

	$-	$28,000

All of the Company’s Long-Lived Assets are located in the United States of America.

I)	Commitments and Other Matters

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $341,000 based on exchange rates in effect on March 31, 2014), payable by the Company over the course of the twelve months. Under the extended agreement, the Company agreed to pay the remaining outstanding balance owed of $141,000 through March, 2014. The Company is currently negotiating an additional twelve-month extension through March 2015 at a cost of approximately $627,000 for the year.  Under these agreements, the Company recorded an expense for the three month period ended March 31, 2014 of $89,000, compared to $160,000 for the corresponding prior year period.

[2]   Yissum Agreement

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

[3]    diZerega Agreement:

The Company is party to an agreement relating to the Polymer Technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country.

[4]   Employment Agreement

At March 31, 2014, the Company had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $29,000 at March 31, 2014.  Effective January 1, 2014, the Company’s annual salary obligation is $114,000.

J)	Related Party Transactions

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, have been directors of the Company (formerly SyntheMed, Inc.)  since prior to the Merger.  Dr. Franklin, the Company’s CEO and President, was SyntheMed’s sole executive officer at the time of the Merger. The Company pays Dr. Franklin a monthly consulting fee of $10,000. Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the Capital Raise. Each of our directors, other than Dr. Franklin, is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $25,000.

At March 31, 2014, the Company had borrowed an additional $2,365,000 principal amount from Breisgau BioVentures SA. See Note D[1].

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

K)	Subsequent Events

Subsequent to March 31, 2014, the Company borrowed an additional aggregate principal amount of $100,000 from an investor on the same terms as amounts borrowed during the quarter then ended. See Note D[1].

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required clinical studies and the success of those studies, (iii) potential inability to secure funding as and when needed and (iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on Pathfinder Cells.  Reference is made to our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 for a more extensive description of these and other risks and uncertainties.   These forward-looking statements speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation allowance, the useful lives of intangible assets, valuation of stock-based compensation and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may vary from these estimates under different assumptions or conditions. A more detailed discussion of the application of these and other accounting policies can be found in Note B to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. Actual results may differ from these estimates.

Results of Operations

We had no revenue for the three months ended March 31, 2014, compared to revenue of $28,000 for the corresponding prior year period. All of the revenues were attributable to REPEL-CV product sales. As a result of limited sales and increased operating costs associated with REPEL-CV and our focus on research and development, we have curtailed substantially all of the operations of the REPEL-CV business.  As a result, we do not anticipate future revenue from REPEL-CV sales. Pathfinder, LLC has not generated any revenue since inception.

We had no cost of goods sold for the three months ended March 31, 2014, compared to $12,000 for the corresponding prior year period. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $118,000 for the three months ended March 31, 2014, compared to $228,000 for the corresponding prior year period, a decrease of 48.2% or $110,000. The decrease for the three month period is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $72,000, decreases in spending on pre-clinical animal models of $26,000, and decreased expenses incurred for the legacy SyntheMed business of $12,000.

General and administrative expenses totaled $300,000 for the three months ended March 31, 2014, compared to $319,000 for the corresponding prior year period, a decrease of 6%, or $19,000.  The decrease is primarily attributable to decreases in professional fees of $45,000, consulting fees of $19,000 offset by an increase in insurance expense of $46,000.

We incurred sales and marketing expenses of $5,000 for the three months ended March 31, 2014, compared to $9,000 for the corresponding prior year period, a decrease of $4,000, for the three month period. The Company’s sales and marketing expenses are primarily related to the sale of REPEL-CV.

Interest expense totaled $62,000 for the three months ended March 31, 2014, compared to $41,000 for the corresponding prior year period, an increase of 51.7% or $21,000. The increase is primarily attributable to interest charges related to the short term convertible notes payable to investors.

Our net loss was $485,000 for the three months ended March 31, 2014, compared to $581,000 for the corresponding prior year period, a decrease of 16.5%, or $96,000. The decrease is primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2014 we had cash of $66,000 and negative working capital of $5,070,000, compared to cash of $44,000 and negative working capital of $4,587,000 at December 31, 2013.

Net cash used in operating activities was $286,000 for the three months ended March 31, 2014, compared to $286,000 for the corresponding prior year period.  Net cash used in operating activities for the current year period was primarily comprised of a net loss of $485,000, offset by an increase in accrued expenses of $165,000 and a decrease in prepaid expenses of $34,000. Net cash used in operating activities for the prior year was comprised of a net loss of $581,000, combined with increases in accounts payable and accrued expenses totaling $233,000, decreases in accounts receivable, prepaid expenses and inventory totaling $52,000 and the impact of $10,000 in non-cash charges.

Net cash provided by financing activities for the three months ended March 31, 2014 was $308,000, compared to $280,000 for the corresponding prior year period.  The current year amount was comprised of $330,000 of proceeds from short term notes payable, offset by $22,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums. The prior year amount was comprised of $305,000 of proceeds from short term notes payable, offset by $25,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums.

At the time of the Merger in September 2011, we raised $4,146,000 in equity capital, $1,375,000 of which was paid in cash and the balance by conversion of debt. Since February 2012 and through March 31, 2014, we have borrowed from investors an aggregate principal amount of $4,030,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remains outstanding. An additional $100,000 was borrowed in April 2014. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $2,270,000 in principal amount as of March 31, 2014, have requested payment. At any time prior to completion or termination of the Capital Raise, the holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in the capital raise at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of March 31, 2014 and the subsequent borrowings in April 2014 are not sufficient to meet our anticipated cash requirements for the next twelve months.  We will need to raise additional funds to support our planned operations.  We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

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

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, include a commitment to fund approximately $57,000 in research and development activities through the University of Glasgow through March 2014 (which we anticipate renewing through March 2015 at a cost of approximately $627,000 for the year). In addition, at March 31, 2014, we had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $29,000 at March 31, 2014.

Due to our lack of profitable operations and our need to continue to raise funds,  our independent registered public accounting firm has included in its report on our 2013 audited financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection  with the  evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three month periods ended March 31, 2014 and 2013 and the cumulative period from November 4, 2008 (inception) to March 31, 2014; (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the cumulative period from November 4, 2008 (inception) to March 31, 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: May 15, 2014

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: May 15, 2014