Form 10-K/A
period 2012-12-31
Pathfinder Cell Therapy, Inc.
filed 2014-05-27
CIK 889428

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

At March 31, 2013, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 3 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Pathfinder Cell Therapy, Inc. (the “Company”, “our”, “us” or “we”) that was originally filed with the Securities and Exchange Commission on April 1, 2013. This Amendment includes certifications required by Exhibit 31 of Item 15 which were erroneously omitted from the prior Amendment. The prior Amendment reflected the following changes:

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

Dated:  May 27, 2014

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