Form 10-Q
period 2014-06-30
Pathfinder Cell Therapy, Inc.
filed 2014-08-14
CIK 889428

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at June 30, 2014

Pathfinder Cell Therapy, Inc.

INDEX

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (unaudited) for the three and six-month periods ended June 30, 2014 and 2013	3

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2014	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month period ended June 30, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 6.	Exhibits	20

	Signature	21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Product sales	$—	$18	$—	$46
Revenue	—	18	—	46

Cost of goods sold	—	8	—	20

Gross profit	—	10	—	26

Operating expenses:
Research and development	65	125	183	353
General and administrative	200	211	500	530
Sales and marketing	—	5	5	14
Impairment of intangible asset	—	161	—	161
Operating expenses	265	502	688	1,058

Loss from operations before other income / (expense)	(265)	(492)	(688)	(1,032)

Other income/(expense):
Interest (expense), net	(67)	(48)	(129)	(89)
Termination of license agreement	—	250	—	250
Other income/(expense)	(67)	202	(129)	161

Net loss	$(332)	$(290)	$(817)	$(871)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	667,162	667,162	667,162	667,162

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$21	$44
Prepaid expenses	18	75
Total current assets	39	119

Intangible, net of accumulated amortization	34	36
TOTAL	$73	$155

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$227	$190
Accrued expenses (including related party amount of $338 and $312, respectively)	638	527
Insurance note payable	—	45
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,765 and $2,135, respectively)	4,330	3,700
Total current liabilities	5,439	4,706

Commitments and other matters (Note I)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,162 at June 30, 2014 and December 31, 2013	667	667
Additional paid-in capital	11,830	11,828
Accumulated deficit	(17,863)	(17,046)
Total capital deficit	(5,366)	(4,551)
TOTAL	$73	$155

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(In thousands, except per share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	667,162	667	11,828	(17,046)	(4,551)

Stock-based Compensation	-	-	2	-	2

Net Loss	-	-	-	(817)	(817)

Balance, June 30, 2014	667,162	667	11,830	(17,863)	(5,366)

See accompanying notes to the condensed consolidated financial statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(817)	$(871)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization	2	9
Stock based compensation relating to options	2	3
Goodwill / intangible impairment loss	—	161
Reversal of liability	—	(250)
Accretion of long term liability	—	8

Changes in operating assets and liabilities:
Decrease in accounts receivable	—	28
Decrease in inventory	—	18
Decrease in prepaid expenses	57	63
Increase in accounts payable	37	112
Increase (decrease) in accrued expenses	111	(172)
Net cash used in operating activities	(608)	(891)

Cash flows from financing activities:
Payments of insurance note payable	(45)	(55)
Proceeds from convertible notes payable	630	1,005
Net cash provided by financing activities	585	950

Net increase (decrease) in cash	(23)	59
Cash at beginning of period	44	9
Cash at end of period	$21	$68

Supplementary disclosure of non-cash investing and financing activities:
Financing of insurance premiums through notes payable	$—	$25

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Basis of Presentation and Going Concern

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

The Company is a regenerative medicine company seeking to develop novel cell-based and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. The Company faces certain risks and uncertainties similar to those faced by other early stage regenerative medicine companies including its ability to obtain additional funding, the success and timetable of required clinical trials, its future profitability, uncertainty regarding development and commercialization of the Company’s product candidates, competition and technology change and government regulations, including the need for product approvals.

To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of June 30, 2014, the Company does not have sufficient cash on hand or anticipate generating sufficient revenue from operations to meet the Company’s anticipated cash requirements through June 30, 2015 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of convertible debt and/or equity.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern.

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

Cash

The Company deposits cash with high credit quality financial institutions and believe any amounts in excess of insurance limitations to be at minimal risk.  Cash held in these accounts are insured by the Federal Deposit Insurance Corporation up to an unlimited amount through December 31, 2012 and a maximum of $250,000, thereafter.

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

Fair Value

The carrying amounts of cash, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity.

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

Recent Accounting Pronouncement Adopted:

During the quarter ended June 30, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014, (and interim periods therein) with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and removes the related incremental financial reporting requirements. Accordingly, the Company is no longer presenting cumulative inception-to-date along with their current period amounts in its statements of operations and cash flows.

C)	Inventory

All inventories relate to the legacy SyntheMed business and consist of the following:

	June 30, 2014	December 31, 2013

Raw materials	$13,000	$13,000
Finished goods	-	-
	$13,000	$13,000
Slow moving and obsolete inventories	(13,000)	(13,000)
	$0	$0

D)	Notes Payable

[1]   Convertible Notes Payable:

From time to time since February 2012, the Company borrowed from investors an aggregate of $4,330,000 principal amount pursuant to promissory notes bearing interest at 6% per annum, all of which remained outstanding as of June 30, 2014. Of such amounts, $100,000 was invested by Mr. Joerg Gruber and $2,365,000 was invested by Breisgau Bio Ventures SA.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $2,970,000 in principal amount as of June 30, 2014 have requested payment.   At any time prior to completion or termination of the capital raise the initial closing of which occurred in connection with the reverse acquisition of our Company by Pathfinder, LLC in September 2011, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the capital raise at the subscription price

[2]   Insurance Notes Payable:

In September 2013, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $75,100 and payable in monthly installments including interest of $7,600. The monthly installments were paid through July 2014 and carried an interest rate of 2.94% per annum.

E)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at June 30, 2014 and excludes 26,585,000 common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

F)	Capital Transaction

[1]   Stock based compensation:

At June 30, 2014, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At June 30, 2014, there were 5,286,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the three month periods ended June 30, 2014 and 2013, respectively.

The following summarizes the activities of the Company’s stock options for the six months ended June 30, 2014 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2014	20,402	$0.13	2.4 Years
Cancelled, expired or forfeited	93	0.36
Granted	-	-	-
Outstanding at June 30, 2014	20,309	$0.13	1.9 Years	$0
Exercisable at June 30, 2014	19,959	$0.13	1.8 Years

Expected to vest after June 30, 2014	20,209	$0.13	1.9 Years	$0

As of June 30, 2014, there was approximately $1,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over the next three months.

The Company has recorded a charge of $2,000 in general and administrative expense for the six months ended June 30, 2014 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014.

At June 30, 2014, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[2]   Warrants:

As of June 30, 2014, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

G)	Income Taxes

At June 30, 2014 and December 31, 2013, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

As of June 30, 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

H)	Nature of Business

The Company’s revenue from the sale of REPEL-CV for the periods ended June 30, 2014 and 2013 was as follows:

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Revenues		Revenues

Russia	$-	$18,000	$-	$27,000
Hong Kong	-	-	-	6,000
Pakistan	-	-	-	3,000
Czech Republic	-	-	-	10,000

	$-	$18,000	$-	$46,000

All of the Company’s Long-Lived Assets are located in the United States of America.

I)	Commitments and Other Matters

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $349,000 based on exchange rates in effect on June 30, 2014). The Company is currently negotiating an additional twelve-month extension through March 2015.  Under these agreements, the Company recorded an expense for the three and six month periods ended June 30, 2014 of $2,000 and $91,000, compared to $81,000 and $247,000 for the corresponding prior year periods.

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

[3]   Yissum Agreement

In December 2011, the Company amended the license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem (“Yissum”), for the polymer technology used in the legacy SyntheMed business in exchange for a cash payment of $150,000 and the issuance of 1,000,000 shares of its common stock to Yissum. The amended agreement modified certain rights of use to the technology, settled certain claims related to unpaid royalty obligations of the Company and established the Company’s rights under the new agreement to not be subject to payments of minimum royalties, as they were under the prior agreement.

[4]    diZerega Agreement:

The Company is party to an agreement relating to the polymer technology related to the legacy SyntheMed business with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country.

[5]   Employment Agreement

At June 30, 2014, the Company had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $29,000 at June 30, 2014.  Effective January 1, 2014, the Company’s annual salary obligation is $114,000.

J)	Related Party Transactions

 Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the capital raise described in Note D[1]. Each of our directors, other than Dr. Franklin, is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $25,000.

At June 30, 2014, the Company had borrowed an aggregate $2,365,000 principal amount from Breisgau BioVentures SA. and $100,000 from Mr. Gruber. See Note D[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by Pathfinder. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to Pathfinder, LLC under the terms of a license agreement between the university and Pathfinder, LLC.  The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position.  Dr. Shiels assists with the Company’s research and development program through the university and Dr. Davies provides scientific consulting services to the Company.  As of June 30, 2014, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

K)	Subsequent Events

Subsequent to June 30, 2014, the Company borrowed an additional aggregate principal amount of $50,000 from an investor on the same terms as amounts borrowed during the quarter then ended. See Note D[1].

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

General

We are a regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, and peripheral vascular disease as potential indications for therapies based on our technology and are concentrating on renal disease and diabetes.

Our development activities with respect to cell-derived and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

Our cell therapy business represents our principal operations and we intend to devote substantially all of our efforts and resources to the development and commercialization of our cell therapy technology. Prior to the reverse acquisition of our Company in September 2011 by Pathfinder, LLC (the “Merger”), our business was focused on development and commercialization of REPEL-CV and other polymer based products for medical applications. We have since curtailed substantially all of the operations of that business and do not anticipate devoting any further resources to the business except as minimally necessary to maintain value pending a sale or other strategic transaction.

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

Recent Accounting Pronouncements Adopted

During the quarter ended June 30, 2014, we adopted Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”, which was issued in June 2014. The ASU is effective for annual reporting periods beginning after December 15, 2014, (and interim periods therein) with early adoption allowed. The amendments in this ASU eliminate the concept of a development stage entity from GAAP and remove the related incremental financial reporting requirements. Accordingly, we are no longer presenting cumulative inception-to-date along with our current period amounts in our statements of operations and cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

We had no revenue for the three and six months ended June 30, 2014, compared to revenue of $18,000 and $46,000, respectively, for the corresponding prior year periods. All of the revenues were attributable to REPEL-CV product sales. As a result of limited sales and increased operating costs associated with REPEL-CV and our focus on research and development, we have curtailed substantially all of the operations of the REPEL-CV business. As a result, we do not anticipate future revenue from REPEL-CV sales. Pathfinder, LLC has not generated any revenue since inception.

We had no cost of goods sold for the three and six months ended June 30, 2014, compared to $8,000 and $20,000, respectively, for the corresponding prior year periods. Cost of goods sold reflects raw material costs and the cost of processing and packaging REPEL-CV into saleable form.

We incurred research and development expenses of $65,000 and $183,000 for the three months and six months ended June 30, 2014, respectively, compared to $125,000 and $353,000 for the comparable prior year periods, a decrease of 48% or $60,000 for the three month period and a decrease of 48.2% or $170,000 for the six month period. The decrease for the three month period is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $85,000, decreases in spending on pre-clinical animal models of $6,000 offset by an increase in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $30,000. The decrease for the six month period is primarily attributable to decreased fees under the research agreement with the University of Glasgow of $156,000, decreases in spending on pre-clinical animal models of $33,000, and decreased expenses incurred for the legacy SyntheMed business of $12,000 offset by an increase in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $30,000.

General and administrative expenses totaled $200,000 and $500,000 for the three months and six months ended June 30, 2014, respectively, compared to $211,000 and $530,000 for the comparable prior year periods, a decrease of 5.2% or $11,000 for the three month period and a decrease of 5.7% or $30,000 for the six month period. The decrease for the three month period is primarily attributable to a decrease in professional fees of $8,000. The decrease for the six month period is primarily attributable to decreases in professional fees of $53,000 and consulting fees of $19,000 offset by an increase in insurance expense of $38,000.

We incurred sales and marketing expenses of $5,000 for the six months ended June 30, 2014, compared to $14,000 for the comparable prior year period, a decrease of 64% or $9,000. The Company’s sales and marketing expenses are primarily related to the sale of REPEL-CV.

We recorded an impairment loss of $161,000 for the three and six months ended June 30, 2013. This amount was attributable to the impairment of the MGH license which was terminated. An impairment analysis was performed and a determination made to record an impairment charge for the net amount of the recorded asset. There were no comparable amounts for the current year. See Note I [2]

Interest expense totaled $67,000 and $129,000 for the three months and six months ended June 30, 2014, respectively, compared to $48,000 and $89,000 for the comparable prior year periods, an increase of 39.6% or $19,000 for the three month period and an increase of 44.9% or $40,000 for the six month period. The increase is primarily attributable to increased borrowings under short term convertible notes payable to investors.

We realized other income from the reversal of a liability of $250,000 for the three and six months ended June 30, 2013, respectively. This liability was attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the of the MGH license agreement. There were no comparable amounts for the current year.

Our net loss was $332,000 and $817,000 for the three months and six months ended June 30, 2014, respectively, compared to $290,000 and $871,000 for the comparable prior year periods,, an increase of 14.5%, or $42,000 for the three month period and a decrease of 6.2% or $54,000 for the six month period. The changes are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2014 we had cash of $21,000 and negative working capital of $5,400,000, compared to cash of $44,000 and negative working capital of $4,587,000 at December 31, 2013.

Net cash used in operating activities was $608,000 for the six months ended June 30, 2014, compared to $891,000 for the corresponding prior year period. Net cash used in operating activities for the current year period was primarily comprised of a net loss of $817,000, offset by increases in accounts payable and accrued expenses totaling $148,000 and a decrease in prepaid expenses of $57,000. Net cash used in operating activities for the prior year was primarily comprised of a net loss of $871,000, combined with a decrease in accrued expenses of $172,000 and the impact of $69,000 in non-cash charges mainly comprised of the reversal of a $250,000 liability attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the MGH license agreement offset by $161,000 of impairment losses related to the impairment of the MGH license. These amounts were offset by decreases in accounts receivable, prepaid expenses and inventory totaling $109,000 plus an increase in accounts payable of $112,000.

Net cash provided by financing activities for the six months ended June 30, 2014 was $585,000, compared to $950,000 for the corresponding prior year period. The current year amount was comprised of $630,000 of proceeds from short term notes payable, offset by $45,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums. The prior year amount was comprised of $1,005,000 of proceeds from short term notes payable, offset by $55,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums.

Since February 2012 and through June 30, 2014, we have borrowed from investors an aggregate principal amount of $4,330,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remains outstanding. An additional $50,000 was borrowed in August 2014. The borrowings are evidenced by promissory notes bearing interest at 6% per annum. Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $2,970,000 in principal amount as of June 30, 2014, have requested payment. The holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in a capital raise the initial closing of which occurred at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of June 30, 2014 and the subsequent borrowings in July 2014 are not sufficient to meet our anticipated cash requirements for the next twelve months. We will need to raise additional funds to support our planned operations. We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

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

Our principal contractual obligations, which include the obligations of our wholly-owned subsidiary, Pathfinder, LLC, included a commitment to fund the research and development activities through the University of Glasgow through March 2014 (which we anticipate renewing through March 2015). In addition, at June 30, 2014, we had an employment agreement with one individual that is scheduled to expire in September 2014, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $29,000 at June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

10.1	Form of Promissory Notes issued by Registrant in favor of investors since 2012 aggregating $4,380,000 in principal amount through August 5, 2014, including schedule of investors.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: August 14, 2014

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: August 14, 2014

