Form 10-K
period 2014-12-31
Pathfinder Cell Therapy, Inc.
filed 2015-03-31
CIK 889428

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

or

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

Large accelerated filer  ☐     Accelerated Filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,425,000 based on the last reported sale price of the registrant’s common stock as of June 30, 2014.

At February 28, 2015, 667,160,870 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Pathfinder Cell Therapy, Inc.

Forward-Looking Statements

Statements in this Report that are not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements may be found, among other places, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such risks and uncertainties include but are not limited to (i) risks associated with the early stage of the Company’s research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required preclinical studies and clinical trials and the success thereof, (iii) potential inability to secure funding as and when needed and,(iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on our technology.  See Item 1A. for a description of these as well as other risks and uncertainties. These forward-looking statements speak only as of the date of this report or such earlier date to which the statement may expressly refer.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business.

Overview

We are a regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage. Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, peripheral vascular disease, and other diseases as potential indications for therapies based on our technology.

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

Preclinical Studies

Pathfinder Cells and microvesicles derived from Pathfinder Cells have shown efficacy in animal models of diabetes, cardiac ischemia, and renal reperfusion injury. These models have tested PCs from both rat and human sources. The PCs have been isolated from both the pancreas and the kidney. In each of these models, the PCs and the microvesicles have been administered intravenously. These studies were performed at independent academic centers or contract research organizations, as described below.  None of the persons affiliated with our company were involved in the performance of these studies other than to review the protocols.

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

Research and Development

Our core technology was originally derived from research conducted at the University of Glasgow.  Pathfinder has relied on the University of Glasgow as well as third party laboratories for its research and development activities, all of which has been funded by our company.  Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to us under the terms of a license agreement between the university and our company.  See “Licenses” below.  Intellectual property resulting from activities conducted on our behalf by third party laboratories is owned by us. Our research and development activities are focused on additional animal models of a variety of diseases, experiments to determine the mechanism of action of the Pathfinder Cells, and toxicology testing.  Once these preliminary pre-clinical programs have been completed, we expect to begin one or more clinical trials to test the use of Pathfinder Cells in humans.  During the years ended December 31, 2014 and 2013, we incurred $262,000 and $585,000 in expense on Company-sponsored research and development activities.

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

Intellectual Property

We have worldwide exclusive rights to US and foreign patent applications originated from two international application families and two US provisional patent applications under a license agreement with the University of Glasgow.  The two international application families contain composition of matter claims directed to Pathfinder Cells themselves, as well as claims directed to their use in cell therapies to treat diabetes. In 2012 we were granted our first European patent which provides intellectual property protection for our cell-based technology throughout this region. Of the US provisional applications, one relates to microvesicles and microRNA related to Pathfinder Cells and their use in treating damaged tissue and the second relates to the use of Pathfinder Cells in cell therapies to treat cardiac, renal and other diseases. We intend to convert the two provisionals into PCT or non-provisional US applications.  With the exception of the US provisional applications related to microvescicles, the patent applications licensed from the University of Glasgow comprise our core technology and are important to the development of Pathfinder Cells as well as to therapies based on those cells.  The application relating to microvesicles would become important if the microvescicles themselves show efficacy.   Any patent which may issue from a pending application will generally expire 20 years from the date of the earliest non-provisional patent application upon which it is based.

Licenses

Our wholly-owned subsidiary, Pathfinder, LLC, has a worldwide exclusive license for the technology relating to PCs from the University of Glasgow. Under the terms of the license, the University of Glasgow is entitled to receive royalties on sales of products making use of the PCs and related technology, and the Company agreed to endeavor to commercialize the licensed technology in accordance with an agreed upon development plan that is to be updated annually. Subject to earlier termination as provided therein, the license has a term of 15 years from the date of first commercial sale by the Company or its sublicensee of a covered product or such longer period as the licensed patent rights remain valid.

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

Human Resources

We currently have one employee, Mr. John Benson, our CFO.  Dr. Richard Franklin, our CEO and President, renders services to us on a part-time, consulting basis.    Each of these individuals also provides services to Tarix Pharmaceuticals and Tarix Orphan, LLC, private biopharmaceutical companies co-founded by Dr. Franklin and our Chairman, Mr. Joerg Gruber, which can potentially interfere with the time and attention these individuals devote to our company.  We utilize other consultants on an as needed basis for specific tasks and projects.   We may hire additional staff as our development programs progress and our needs require.

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

SyntheMed Business

Prior to the Merger, we were a biomaterials company focused on development and commercialization of medical devices for therapeutic applications.  Our products and product candidates were primarily surgical implants designed to prevent or reduce the formation of adhesions (scar tissue) following a broad range of surgical procedures.  We had been selling our lead product, REPEL-CV® Bioresorbable Adhesion Barrier (“REPEL-CV”), a bioresorbable film for use in cardiac surgeries, domestically since obtaining US Food and Drug Administration (“FDA”) clearance in March 2009 and internationally since obtaining CE Mark approval in August 2006.  REPEL-CV is classified as a Class III medical device by the FDA.   In the United States and some foreign countries, REPEL-CV’s marketing approval was limited to the pediatric market.  While we had continued the REPEL-CV business on a limited basis post-Merger, due to limited sales and increased operating costs we have curtailed substantially all of the operations of the business and do not anticipate devoting any further resources to the REPEL-CV business. During 2014, we had no capitalized assets associated with the REPEL-CV business.

Our rights to the REPEL-CV technology, as well as other polymer technology, are dependent upon a license agreement with Yissum Research Development Company of The Hebrew University of Jerusalem, Ltd. (“Yissum”).  The agreement imposes obligations on us, such as royalty and patent cost payment obligations and obligations to pursue development and commercialization of products under the licensed patents (which patents are currently scheduled to expire at various times between July 2016 and July 2021).  In connection with our decision to curtail the REPEL-CV business, we have elected not to fund certain ongoing patent maintenance costs that have become due. While Yissum has not yet sought to limit or terminate our rights under the license, we anticipate that they may seek to do so, which could lead to a loss of the licensed rights in some or all of the licensed technology and our ability to sell or otherwise realize value for the REPEL-CV business.

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

Risks Related to Our Business

We are at an early stage of development, making our future viability, going concern, and success uncertain.

Our business is at an early stage of development. We are subject to all of the business risks associated with an early stage enterprise.  We are still in the process of conducting laboratory research to determine potential product candidates, and have not yet identified a lead product candidate or begun clinical trials with respect to any product candidates.  The success of our business will depend on many factors including, without limitation, our ability to obtain additional capital as and when needed, identify a viable, lead product candidate, successfully complete preclinical testing and clinical trials, obtain marketing approvals, establish manufacturing capacity to support both development and commercialization activities and establish sales and marketing capacity. We may not be able to develop any products, initiate or complete clinical trials for any product candidates, obtain requisite regulatory approvals or commercialize any products. Any potential products may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any potential product incorporating our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production. As a result of our early stage of development, the future viability, going concern, and success of our company is uncertain.

We have incurred losses since inception and may never achieve or sustain profitability.

We have never generated any profits, and we have incurred significant operating losses. We expect to incur operating losses for the foreseeable future. We had an accumulated deficit of $18,440,000 as of December 31, 2014, and had net losses of approximately $1,394,000 for the year ended December 31, 2014 and $1,705,000 for the prior year.  We do not currently have any meaningful source of revenue and may not have any sources of revenue in the foreseeable future. The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate some or all of our research and development programs and may be forced to cease operations.

Our consolidated financial statements for the year ended December 31, 2014 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2014 with respect to this uncertainty.  We do not anticipate generating meaningful revenue in the foreseeable future and we will need to raise additional capital to fund our operating requirements and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Based upon our current plan of operations, and assuming we raise capital as and when needed, we anticipate spending approximately $1 million on research and development and other activities during the 12 months ending December 31, 2015.  Our capital requirements will depend on many factors, including:

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

Our business is dependent on a limited number of management personnel, consisting of Dr. Richard Franklin, our President and CEO, and Mr. John Benson, our CFO and sole employee.   Dr. Franklin renders services to us on a part-time consulting basis with no minimum time commitment.    In addition to their services for our company, Dr. Franklin and Mr. Benson also serve as CEO and financial consultant, respectively, of Tarix Pharmaceuticals and Tarix Orphan, LLC, private biopharmaceutical companies co-founded by Dr. Franklin and our Chairman, Mr. Joerg Gruber, , which can potentially interfere with the time and attention they devote to our company.  If any member of our management leaves, we may be unable on a timely basis to hire suitable replacements to operate our business effectively. We are also dependent on the services of Dr. Paul Shiels and Dr. Wayne Davies, who are co-inventors of key aspects of our cell therapy technology and assist with our research and development program, and each of whom has commitments to other entities that may limit their availability to us.  There is intense competition for qualified managerial personnel and scientists from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities.  The loss or unavailability of the services of any of our management or these scientists, could materially adversely affect our business. We do not have key-man insurance on the lives of any of our management personnel.

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

Risks Related to Our Stock

The Sale or Availability for Sale of Substantial Amounts of Common Stock Could Adversely Affect Our Stock Price

The sale or availability for sale of substantial amounts of our Common Stock, including shares issuable upon exercise of outstanding stock options and warrants, in the public market could adversely affect the market price of our Common Stock. As of February 28, 2015, we had 667,160,870 shares of Common Stock issued and outstanding and the following shares of Common Stock were reserved for issuance:

●	6,276,306 shares upon exercise of outstanding warrants, exercisable at $.055 per share and expiring on September 30, 2016;

●	17,971,260 shares upon exercise of outstanding options, exercisable at prices ranging from $0.05 to $1.16 per share and expiring from December 15, 2015 to September 16, 2021; and

●	95,600,000 shares upon conversion of notes in the aggregate principal amount of $4,780,000, plus additional shares for accrued interest thereon.

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

Our common stock is traded on the OTC Pink trading market. There is currently a limited market for our stock and there can be no assurance that an active market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

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

At February 28, 2015, approximately 43% of our outstanding common stock was beneficially owned by one investor, Breisgau Bio Ventures S.A., and an additional approximate 16% of our outstanding common stock was beneficially owned in the aggregate by Dr. Franklin, our President and CEO, and Mr. Gruber, the Chairman of our Board of Directors. As a result, these persons could significantly influence or control all matters requiring stockholder approval, including the election and removal of directors and certain transactions involving a change in control of our company.  The interests of these stockholders may not coincide with the interests of our company or the interests of other stockholders.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is quoted in the OTC Pink trading market under the symbol “PFND.”  The following sets forth the quarterly high and low bid prices for our common Stock for the periods presented.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price ($)
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	0.03	0.01
Second Quarter	0.05	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.03	0.01
Fiscal Year Ended December 31, 2014
First Quarter	0.02	0.01
Second Quarter	0.02	0.003
Third Quarter	0.01	0.002
Fourth Quarter	0.003	0.001
Fiscal Year Ending December 31, 2015
First Quarter (through March 15)	0.03	0.001

On February 27, 2015, the closing sale price of our common stock, as reported by OTC Pink, was $0.01 per share.

Approximate Number of Equity Securities Holders.

As of March 13, 2015, the number of holders of record of our common stock was 308. We believe that there are in excess of 1,200 beneficial holders of our common stock.

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

We are a regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.  Based on preclinical data obtained to date, we have identified diabetes, renal disease, myocardial infarction, peripheral vascular disease, and other diseases as potential indications for therapies based on our technology.

Our development activities with respect to cell-derived and related therapies have been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to indentified and other potential indications.

Our cell therapy business represents our principal operations and we intend to devote substantially all of our efforts and resources to the development and commercialization of our cell therapy technology. Prior to the Merger, our business was focused on development and commercialization of REPEL-CV and other polymer based products for medical applications. We have since curtailed substantially all of the operations of that business and do not anticipate devoting any further resources to the business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to our ability to continue as a going concern, the useful life of intangible assets, and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  A more detailed discussion on the application of these and other accounting policies can be found in Note B in the Notes to the Financial Statements included elsewhere in this report. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We had no revenue for 2014, compared to revenue of $54,000 for 2013.  Revenue has been derived solely from REPEL-CV sales. As a result of limited sales and increased operating costs associated with REPEL-CV and our focus on cell therapy, during the second quarter of 2014 we curtailed substantially all of the operations of the REPEL-CV business.  As a result, we do not anticipate future revenue from REPEL-CV sales.   We have not generated any revenue from our cell therapy business.

We had no cost of goods sold for 2014, compared to cost of goods sold of $37,000 for 2013. Cost of goods sold reflected raw material costs and the cost of processing and packaging REPEL-CV into saleable form. The prior year also included a charge of $13,000 for an increase in the reserve for slow moving and obsolete inventory.

Research and development expenses totaled $262,000 for 2014, compared to $585,000 for 2013, a decrease of 55.2% or $323,000. The decrease is primarily attributable to a reduction in University of Glasgow research fees of $326,000 attributable to a cost-free extension provided by the University through August 2014 following expiration of our most recent annual funding commitment in March 2014, decreases in spending on pre-clinical animal models of $57,000, and decreased expenses incurred for the legacy SyntheMed business of $13,000, offset by an increase in consulting fees of $44,000 and an increase in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $30,000.

General and administrative expenses totaled $850,000 for 2014, compared to $1,008,000 for 2013, a decrease of 15.7% or $158,000. The decrease is primarily attributable to decreases in professional fees of $142,000, consulting fees of $28,000, decreased expenses incurred for the legacy SyntheMed business of $14,000, offset by increases in board meeting expenses of $12,000 and insurance expense of $16,000.

We incurred sales and marketing expenses of $7,000 for 2014, compared to $23,000 for 2013, a decrease of 69.6% or $16,000.  The Company’s sales and marketing expenses are primarily related to the sale of REPEL-CV.

We recorded an impairment charge of $161,000 in 2013. The charge was attributable to the termination of the MGH license agreement the second quarter of 2013. An impairment analysis was performed and a determination made to record an impairment charge for the net amount of the recorded asset. There were no comparable amounts for 2014.

Net interest expense totaled $275,000 for 2014 compared to $195,000 for 2013, an increase of 41% or $80,000. The increase is primarily attributable to interest charges related to increased balances of short term convertible notes payable.

We realized other income from the reversal of a liability of $250,000 in 2013. This liability was attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement. The reversal was recorded as a result of the MGH license agreement termination. There were no comparable amounts for 2014.

We incurred a net loss of $1,394,000 for 2014, compared to $1,705,000 for 2013, a decrease of 18.2% or $311,000.  The decrease is attributable to the factors described above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2014 we had cash and cash equivalents of $26,000, compared to $44,000 at December 31, 2013.

At December 31, 2014 we had negative working capital of $5,976,000, compared to negative working capital of $4,587,000 at December 31, 2013.

Net cash used in operating activities was $963,000 for 2014, compared to $1,601,000 for 2013.  Net cash used in operating activities for 2014 was primarily comprised of a net loss of $1,394,000, offset by decreases in prepaid expenses of $77,000 and increases in accounts payable and accrued expenses totaling $349,000. Net cash used in operating activities for the prior year was primarily comprised of a net loss of $1,705,000, combined with a decrease in accrued expenses of $103,000 and the impact of $73,000 in non-cash charges mainly comprised of the reversal of a $250,000 liability attributable to a long term payable for our estimated licensing fee obligations under the MGH license agreement which terminated upon cancellation of the of the MGH license agreement, offset by $161,000 of impairment losses attributable to the impairment of the MGH license. These amounts were offset by decreases in accounts receivable, inventory and prepaid expenses totaling $163,000 and an increase in accounts payable of $114,000.

Net cash provided by financing activities for 2014 was $945,000, compared to $1,636,000 for 2013.  The 2014 amount is comprised of $1,005,000 of proceeds from short term notes payable, offset by $60,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums. The 2013 amount is comprised of $1,735,000 of proceeds from short term notes payable, offset by $99,000 in payments of insurance notes payable for the financing of our product liability insurance premiums and our directors’ and officers’ insurance premiums.

At the time of the Merger in September 2011, we raised $4,146,000 in equity capital, $1,375,000 of which was paid in cash and the balance by conversion of debt. Since February 2012, we have borrowed from existing investors an aggregate principal amount of $4,705,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remained outstanding as of December 31, 2014. An additional $185,000 has been borrowed in 2015 through March 27th. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $3,700,000 in principal amount as of December 31, 2014, has requested payment. The holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in the capital raise at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of December 31, 2014 and the subsequent borrowings through March 27, 2015 are not sufficient to meet our anticipated cash requirements through December 31, 2015, which include an estimated $1 million for research and development and other expenditures.  We need to raise additional funds to support our planned operations.  If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned development programs and otherwise limit or cease our operations.

The lack of profitable operations and the need to continue to raise funds raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to our 2014 audited financial statements contains an explanatory paragraph referring to an uncertainty that raises doubt about the our ability to continue as a going concern.

At December 31, 2014, we had an employment agreement with one individual that is scheduled to expire in September 2015, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $29,000 at December 31, 2014. For a discussion of certain other commitments, see Note H of Notes to Financial Statements.

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

Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. In accordance with rules of the Securities and Exchange Commission, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and members of our Board of Directors are as follows:

		Director / Officer	Position with
Name	Age	Since	Company

John Alam, M.D	53	September 2011	Director
John Benson	53	September 2011	Chief Financial Officer and Treasurer
John L. Brooks III	64	September 2011	Director
Zen Chu	43	September 2011	Director
Richard L. Franklin, M.D., Ph.D	69	December 2000	Chief Executive Officer, President, Secretary and Director
Joerg Gruber	54	April 2007	Chairman of the Board
Brock Reeve	57	September 2011	Director

John Alam, M.D. has served as a director of our company since September 2011. Dr. Alam has 24 years pharmaceutical/biotechnology industry experience, primarily in R&D. Currently he is Chief Executive & Founder of EIP Pharma, LLC, a boston-area private biotechnology company that is developing a brain-targeted anti-inflammatory clinical investigational drug for Alzheimer’s disease. From 2011 to 2014, Dr. Alam was therapeutic area head for diseases of aging within Sanofi R&D; and Senior Medical Advisor at Inhibitex Inc. from April 2010 to February 2012. From 1997 until October 2008, Dr. Alam held positions of increasing responsibility at Vertex Pharmaceuticals, Inc., including Chief Medical Officer and Executive Vice President, Medicines Development.   From 1991 to 1997 at Biogen Inc, Dr. Alam led the clinical development of Avonex (interferon beta-1a) for multiple sclerosis. Dr. Alam received a degree in chemical engineering from Massachusetts Institute of Technology, and a medical degree from Northwestern University School of Medicine. Subsequently, Dr. Alam completed an internal medicine residency at Brigham and Women’s Hospital and a post-doctoral fellowship at Dana-Farber Cancer Institute.

John Benson has served as CFO and Treasurer of our company since September 2011.  Prior thereto, and since 2006, Mr. Benson had served as controller of our company. From 2003 to 2005, Mr. Benson served as controller of the spine products division of Stryker Corporation. Mr. Benson is a certified public accountant with over twenty five years’ experience in corporate accounting and finance. Mr. Benson holds a degree in accounting from Saint Bonaventure University..

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

Zen Chu has served as a director of our company since September 2011. Mr. Chu has cofounded four medical technology companies and has been the first investor in many more through Accelerated Medical Ventures.  Mr. Chu created and teaches the MIT Healthcare Ventures graduate courses within the pioneering Health Science & Technology (HST) program, a joint initiative between MIT, Harvard Medical School and the Boston academic hospitals.  As Managing Director of Accelerated Medical Ventures (AMV) and its subsidiary Boston Digital Health Foundry, Mr. Chu specializes in building early-stage medical technology and healthcare service companies, usually serving as co-founder and first investor. AMV’s portfolio spans Boston, Silicon Valley and China. Alongside four world-renowned MIT biomaterials professors, Mr. Chu co-founded 3D-Matrix Medical Inc., serving as the first CEO for the venture-backed MIT regenerative medicine company whose injectable gel drug delivery products are treating patients and enabling new regenerative medicine research. Mr. Chu has managed and led new ventures for Harvard Medical School, Harvard’s Wyss Institute for Bioengineering, NetVentures and Hewlett-Packard.  Mr. Chu earned a Masters of Public & Private Management from Yale University and a BS in biomedical/electrical engineering from SMU.

Richard L. Franklin, M.D., Ph.D. has served as CEO, President and Secretary of our company since September 2011 and as a director since December 2000.  He served as Executive Chairman of our company from October 2008 to September 2010, and as Chairman from June 2003 until September 2011.  Dr. Franklin is a co-founder of our subsidiary, Pathfinder, LLC, and has served as its CEO, President and sole manager since its inception.  Dr. Franklin is a director of Raptor Pharmaceuticals, Inc., a publicly traded drug development company. Dr. Franklin is founder, CEO and a director of Tarix Pharmaceuticals, a private company developing peptides for the treatment of ischemic stroke recovery, peripheral vascular disease, and diabetes. Dr. Franklin is founder and CEO of Tarix Orphan LLC, a company focused on the development of peptides to treat muscular dystrophy and Marfan syndrome. Dr. Franklin has an M.D. degree from Boston University School of Medicine, a Ph.D. degree in mathematics from Brandeis University and a B.A. degree in economics from Harvard University.

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

Brock Reeve has served as a director of our company since September 2011.  Mr. Reeve has served as Executive Director of the Harvard Stem Cell Institute since March 2006. The institute is a collaborative of scientists and practitioners from Harvard University, Harvard Medical School and Harvard’s affiliated hospitals and research institutions, focused on stem cell research, funding and education. The institute currently has approximately 100 principal faculty and 200 affiliated faculty.  Since February 2014, Mr. Reeve has been a director at Poliwogg Advisers, developing and leading an investment fund focused on the regenerative medicine area. Mr. Reeve’s business career started with the Boston Consulting Group.  Prior to joining the institute, from 2003 to 2006 Mr. Reeve served as chief operating officer and managing director of Life Science Insights, a  division of International Data Corporation, a consulting and market research firm specializing in information technology in life sciences.  Previously, Mr. Reeve was an associate partner in the pharmaceutical and life sciences practice in IBM’s Business Consulting Services group.  Mr. Reeve has a bachelor’s degree from Yale College, masters’ degrees from Yale University and an MBA from Harvard Business School.

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

Audit Committee

The Audit Committee of our Board of Directors is composed of three directors, two of whom are independent within the meaning of the rules of the Nasdaq Stock Market.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and selects the independent registered public accounting firm.  In addition, the committee monitors the non-audit services of the independent registered public accounting firm.  During fiscal 2014, the Audit Committee met four times.  In addition, during 2014, the Chairman met with the independent registered public accounting firm to review each of our Form 10-Q filings.  The members of the Audit Committee are Mr. Brooks as Chairman, Dr. Franklin and Mr. Chu.  Mr. Brooks is deemed a “financial expert” within the meaning of Securities and Exchange Commission regulations.  The committee’s charter is included on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all reports required to be filed during 2014 by our executive officers, directors and beneficial owners of 10% or more of our common stock, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed, except that Breisgau Bio Ventures S.A. failed to timely file Form 4s for three separate transactions.

Ethics Code

We have adopted a Code of Business Conduct (“Code”) applicable to our employees, officers and directors.  The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary.

Item 11.  Executive Compensation.

The following table sets forth certain information concerning compensation paid or accrued through February 28, 2015 for services in all capacities during the fiscal years ended December 31, 2014 and 2013 by each person who served as our principal executive officer at any time during fiscal 2014 and our other most highly compensated executive officers as determined in accordance with Item 402(m) of Regulation S-K promulgated by the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)

Richard L. Franklin, MD	2014	0	0	120,000	(1)	120,000
Chief Executive Officer, President & Secretary	2013	0	0	120,000	(1)	120,000

John Benson	2014	114,400	0	4,600	(2)	119,000
CFO & Treasurer	2013	112,700	0	4,500	(2)	117,200

(1)	Represents consulting fees.

(2)	Represents 401(k) retirement plan account contributions made by the Company for Mr. Benson’s benefit.

The following table sets forth certain information with respect to all outstanding equity awards as of December 31, 2014 to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End for 2014

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date

Richard L. Franklin, MD	75,000	-	-	0.80	5/08/2016
	65,000	-	-	0.85	4/23/2017
	65,000	-	-	0.49	4/25/2018
	1,449,987	-	-	0.05	12/15/2015
	1,654,987	-	-

John Benson	150,000	-	-	1.16	9/11/2016
	100,000	-	-	0.80	2/16/2017
	100,000	-	-	0.41	1/18/2018
	50,000	-	-	0.10	2/23/2019
	62,500	-	-	0.13	1/17/2020
	100,000	-	-	0.11	2/28/2020
	1,000,000		-	0.05	9/16/2021
	1,562,500

Management Agreements

We have a consulting agreement with Dr. Richard Franklin, who serves as our Chief Executive Officer, President and Secretary and as a member of our Board of Directors. We have an employment agreement with Mr. John Benson, who serves as our Chief Financial Officer and Treasurer.

Franklin Consulting Agreement

Dr. Franklin provides services to us pursuant to a consulting agreement entered into in October 2008.  Under the agreement, as originally entered into, Dr. Franklin served as our Executive Chairman at a compensation rate of $100,000 per year.  Effective upon the merger with Pathfinder, LLC in September 2011, Dr. Franklin’s officer status was expanded to his current positions. From August 2012 through February 2015, Dr. Franklin’s compensation had been $120,000 per year. Effective March 1, 2015, Dr. Franklin’s annual compensation was reduced to $60,000, to reflect an anticipated increased allocation of his time to the business of Tarix Pharmaceuticals and Tarix Orphan, LLC. The agreement renews annually for one-year periods, subject to termination by either party on prior notice. The agreement contains non-disclosure, non-compete and non-solicitation provisions, as well as provisions relating to the ownership of intellectual property.

Benson Employment Agreement

Mr. Benson is employed by us pursuant to an employment agreement originally entered into in September 2006.  The agreement is for an initial one-year term, subject to automatic renewal for one-year periods absent three months’ prior written notice of termination by the Company.  Under the agreement, Mr. Benson is entitled to a base salary plus annual cost of living increases. For 2014, Mr. Benson was entitled to a base salary of $114,400, which was equal to the 2013 base salary plus the applicable cost of living increase. Effective March 1, 2015, Mr. Benson’s base salary was reduced to $73,000 to reflect an anticipated increased allocation of his time to the business of Tarix Pharamaceuticals and Tarix Orphan, LLC. Mr. Benson is also eligible for such bonuses and stock options as the board of directors shall deem appropriate.    Mr. Benson has the right to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, including medical and savings and retirement plans, and receive the benefits and perquisites generally provided to employees of the same level and responsibility and is entitled to agreed-upon vacation.  If Mr. Benson dies, is terminated for “Cause,” voluntarily resigns other than for “Good Reason”, as such terms are defined in the agreement, or is unable to perform his duties on account of death or disability and the employment agreement is terminated, he or his legal representative shall be entitled to receive from us the base salary which would otherwise be due to the date when termination of employment occurred.  Under certain circumstances, we may become obligated to pay severance to Mr. Benson under the employment agreement. These circumstances include (i) termination of employment without “Cause” and (ii) Mr. Benson’s resignation for "Good Reason.”  The severance obligation is equal to three months of base salary.  The employment agreement contains confidentiality, ownership of intellectual property, non-compete and non-solicitation provisions.

Director Compensation

Each of our directors is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000, except for Dr. Franklin, who receives no additional compensation for his services as a director.

We reimburse all directors for reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board.

The following table sets forth certain information with respect to total compensation earned by each person who served as a member of the Board of Directors at any time during the year ended December 31, 2014, other than Dr. Franklin whose compensation is disclosed in the Summary Compensation Table above.

Director Compensation for 2014

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Joerg Gruber	20,000	0	20,000

John Alam, M.D.	20,000	0	20,000

John L. Brooks III	20,000	0	20,000

Zen Chu	20,000	0	20,000

Brock Reeve	20,000	0	20,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information concerning the stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of any class of voting securities of the Company, all directors, the Named Executive Officers (as defined in “Executive Compensation - Summary Compensation Table”) and all directors and executive officers of the Company as a group, as of February 28, 2015.  The address of the officers and directors named in the following table is c/o Pathfinder Cell Therapy, Inc., 12 Bow Street, Cambridge, MA 02138.

Name of Beneficial Owner or Number in Group	Shares of Common Stock Beneficially Owned (1)		Percent of Class

Breisgau Bio Ventures S.A.	308,131,913	(2)	42.8
GU Holdings Limited	63,524,929	(3)	9.5
Richard L. Franklin	45,556,781	(4)	6.8
Joerg Gruber	59,474,367	(5)	8.8
Paul Shiels (6)	38,114,957		5.7
John Benson	1,638,333	(7)	*
Brock Reeve	602,636	(8)	*
John Brooks	602,636	(8)	*
Zen Chu	602,636	(8)	*
John Alam	602,636	(8)	*
All executive officers and directors as a group (7 persons)	109,080,024	(9)	16.0

*             Denotes less than one percent.

(1)           Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of the securities regardless of any economic interest therein.  In accordance with such rules, shares beneficially owned includes shares that the named person has the right to acquire upon exercise of options and warrants, or upon conversion of convertible securities, within 60 days from February 28, 2015 and does not include shares underlying such securities that may be held by such persons that are not exercisable or convertible currently or within such period or that are subject to performance-based vesting.  All shares listed are beneficially owned, and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)           Voting and investment power with respect to these shares is held by Mr. Heinz Klauz, Breisgau Bio Ventures S.A.’s address is Caminada Treuhand AG Att: Heinz Klauz, Lindenstrasse 16, 6340 Baar, Switzerland. Includes 52,306,651 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest.

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

(4)           Includes 1,654,987 shares of Common Stock issuable upon exercise of options.

(5)           Includes 195,000 shares issuable upon exercise of options held by Mr. Gruber, 2,435,668 shares of Common Stock issuable upon conversion of promissory notes and related accrued interest as well as 823,000 shares and 6,276,306 shares underlying warrants held by Clubb Capital Limited, of which Mr. Gruber is Chairman and a director. Mr. Gruber disclaims beneficial ownership of the securities held by Clubb Capital Limited, except to the extent of his pecuniary interest therein.

(6)           Mr. Shiels’ address is 188 Churchill Drive, Broomhill, Glasgow, United Kingdom G11 7HA.

(7)           Includes 1,562,500 shares of Common Stock issuable upon exercise of options.

(8)           Represents shares of Common Stock issuable upon exercise of options.

(9)           Includes 14,340,005 shares of Common Stock issuable upon exercise of options, warrants and convertible promissory notes.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2014, certain information concerning equity compensation plans for employees and directors of and consultants to the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	17,377,000	(1)	$0.13	7,623,000

Equity compensation plans not approved by security holders	594,000		$0.48	0

Total	17,971,000		$0.14	7,623,000

(1)	Includes an aggregate of 14,061,410 shares of common stock underlying stock options assumed in connection with the merger with Pathfinder, LLC and replaced with stock options under the Company’s 2006 Stock Option Plan. The weighted average exercise price of such stock options is $.05 per share.

30,000 fully vested options have been granted to one individual under our 2000 Non-Qualified Stock Option Plan at an exercise price of $0.80 per share and with a termination date of February 16, 2017.  None of these options were granted to our directors or officers.

364,000 options have been granted to six individuals under our 2001 Non-Qualified Stock Option Plan at exercise prices ranging from $0.08 to $0.80 per share and with termination dates ranging from February 16, 2017 to June 20, 2020. Of the total options issued, 264,000 were vested at year-end, and the balance vest on anti-adhesion product development milestones related to the legacy SyntheMed business. Of these, we granted options to directors and officers as follows: 65,000 to Mr. Gruber.

200,000 options have been granted to one individual pursuant to other agreements at exercise prices ranging from $0.40 to $0.60 per share, all of which are scheduled to expire on October 1, 2018.  All 200,000 were vested at year-end.  None of these options were granted to our directors or officers.

Item 13.  Certain Relationships and Related Transactions.

Capital Raises

Since January 1, 2012, we have borrowed from investors an aggregate $4,705,000, evidenced by promissory notes bearing interest at 6% per annum. Of such amounts, $100,000 was invested by Mr. Joerg Gruber in March, 2013 and $2,365,000 was invested by Breisgau Bio Ventures SA. through March, 2014.   Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $3,925,000 in principal amount as of February 28, 2015, has requested payment. The principal amount of the promissory notes, including accrued and unpaid interest thereon, is convertible at the election of the holders into shares of our common stock at any time prior to completion or termination of the capital raise the initial closing of which occurred in connection with our merger with Pathfinder, LLC in September 2011, at the subscription price thereof.

University of Glasgow

In March 2009, our subsidiary, Pathfinder, LLC, entered into a research agreement with The University Court of the University of Glasgow, an affiliate of GU Holdings Limited, pursuant to which Pathfinder, LLC agreed to fund and the University agreed to conduct research relating to technology licensed by Pathfinder, LLC from the University pursuant to a separate license agreement.  Each year through March 2014 we have extended the research period and our corresponding funding commitment under the agreement. For the 12 months ended March 2014 and 2013, our funding commitment was $332,000 and $667,000, respectively, payable over the course of the 12 months.   Following expiration of the research period in March 2014, the Company had been operating under a cost free extension to the research agreement through August 2014. The Company is evaluating the potential renewal and terms of future research to be conducted at the University.

As of February 28, 2015, the University beneficially owned 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the University and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the University and Dr. Davies was affiliated with the University at the time of the research and has since retired from that position.  Dr. Shiels assisted with the Company’s research and development program through the University and effective April, 2014 he provides scientific consulting services to us pursuant to a separate agreement. Under the agreement we pay Dr. Shiels an annual compensation of GBP 30,000 (approximately $47,000 based on exchange rates in effect on December 31, 2014).As of February 28, 2015, Dr. Shiels and Dr. Davies beneficially owned 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

Director Independence

Each of our directors, other than Mr. Gruber and Dr. Franklin, is “independent” within the meaning of the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by EisnerAmper LLP, our independent registered public accounting firm, for 2014 and 2013:

	2014	2013
Audit Fees	$112,270	$78,559
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) and (2)  Financial Statements and Financial Statement Schedules – See page F-1.

(a)(3)  Exhibits

2.1	Agreement and Plan of Merger, dated as of December 22, 2010, by and among Registrant, SYMD Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Pathfinder, LLC, as amended. (Incorporated by reference to Annex A of the definitive proxy statement on Schedule 14A filed by Registrant with the Securities and Exchange Commission on July 26, 2011.)

3.1	Restated Certificate of Incorporation of Registrant, filed December 26, 1991, as amended. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.1(a)	Amendment to Restated Certificate of Incorporation, dated August 21, 1992. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.1(b)	Amendment to Restated Certificate of Incorporation, dated April 22, 2005. (Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.)

3.1(c)	Amendment to Restated Certificate of Incorporation, dated April 27, 2006. (Incorporated by reference to the Registrant’s report on Form 10-QSB for the quarter ended March 31, 2006.)

3.1(d)	Amendment to the Restated Certificate of Incorporation of Registrant, as filed with the State of Delaware on September 1, 2011. (Incorporated by reference to the Registrant’s report on Form 8-K filed September 9, 2011).

3.2	By-Laws of Registrant. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-94008) declared effective on September 22, 1992.)

3.2(a)	Amendment to By-Laws of Registrant, adopted September 29, 2011. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

3.3	Certificate of Designations of Series D Junior Participating Preferred Stock of the Registrant. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

3.4	Certificate of Elimination of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

10.1	The Registrant’s 2000 Stock Option Plan. (Incorporated by reference to the Registrant’s report on Form 8-K filed in May 2008.)

10.2	Agreement, dated December 1, 2011, between Registrant and Yissum Research Development Company of the Hebrew University of Jerusalem. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

10.3	Form of Indemnification Agreement entered into between Registrant and certain officers and directors of Registrant. (Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-02588) declared effective on May 3, 1996.)

10.4	2001 Non-Qualified Stock Option Plan including form of Stock Option Agreement. (Incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001.)

10.5	Consulting Agreement dated October 1, 2008 between the Registrant and Richard L. Franklin, MD. (Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2008.) (2)

10.5(a)	Compensation arrangement with Dr. Richard L. Franklin, MD. (1)

10.6	The Registrant’s 2006 Stock Option Plan, as amended. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

10.7	Form of ISO and Non-Qualified Stock Option Agreements under the Registrant’s 2006 Stock Option Plan. (Incorporated by reference to the Registrant’s report on Form 10-KSB for the year ended December 31, 2006.)

10.8 - 10.11(b)	Intentionally omitted.

10.12	Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.12(a)

Extension No. 2 to Research Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 30, 2012

10.12(b)	Extension No. 3 to Research Agreement dated March 28, 2013 between The University Court of the University of Glasgow and Pathfinder, LLC. (1)

10.13	License Agreement dated March 23, 2009 between The University Court of the University of Glasgow and Pathfinder, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.17	Form of broker warrant issued for an aggregate of 6,276,306 shares to Clubb Capital Limited or its designees in connection with the 2011 private placement. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.18	Promissory Note dated September 2, 2011 issued by Registrant to Clubb Capital Limited for the deferred portion of the placement agent commission. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.)

10.19	Form of Promissory Notes issued by Registrant in favor of investors since 2012 aggregating $4,890,000 in principal amount through March 27, 2015, including schedule of investors.(1)

10.20	Employment Agreement dated September 8, 2006, between the Registrant and John Benson. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.) (2)

10.20(a)	Compensation arrangement with John Benson. (1)

21	List of subsidiaries. (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.)

23.1	Consent of EisnerAmper LLP. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the years ended December 31, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements. (1)

(1)	Filed herewith.

(2)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.
(Registrant)

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO and President

Dated:  March 31, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Franklin, M.D.	CEO, President and Director
Richard L. Franklin, M.D.	(principal executive officer)	March 31, 2015

/s/ John M. Benson	CFO and Treasurer	March 31, 2015
John M. Benson	(principal financial and accounting officer)

/s/ Joerg Gruber	Chairman of the Board of Directors	March 31, 2015
Joerg Gruber

/s/ John Alam	Director	March 31, 2015
John Alam

/s/ John Brooks III	Director	March 31, 2015
John Brooks III

/s/ Zen Chu	Director	March 31, 2015
Zen Chu

/s/ Brock Reeve	Director	March 31, 2015
Brock Reeve

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pathfinder Cell Therapy, Inc.

We have audited the accompanying consolidated balance sheets of Pathfinder Cell Therapy, Inc. (a development stage company) (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Cell Therapy, Inc. as of December 31, 2014 and 2013, the consolidated results of its operations, changes in its stockholders' equity, and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring net losses and its lack of sufficient financial resources to fund its operations and meet its obligations, together these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

March 31, 2015

PATHFINDER CELL THERAPY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$26	$44
Prepaid expenses	47	75
Total current assets	73	119

Intangible, net of accumulated amortization	33	36
TOTAL	$106	$155

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable (including related party amount of $88 and $40, respectively)	$229	$190
Accrued expenses (including related party amount of $442, and $312, respectively)	837	527
Insurance note payable	34	45
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,465 and $2,135, respectively)	4,705	3,700
Total current liabilities	6,049	4,706

Commitments and other matters (Note H)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000 issued and outstanding - 667,161 at December 31, 2014 and 2013, respectively	667	667
Additional paid-in capital	11,830	11,828
Accumulated deficit	(18,440)	(17,046)
Total capital deficit	(5,943)	(4,551)
TOTAL	$106	$155

See Notes to Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended
	December 31,
	2014	2013
Revenue
Product sales	$0	$54
Revenue	0	54

Cost of goods sold	0	37

Gross profit	0	17

Operating expenses:
Research and development	262	585
General and administrative	850	1,008
Sales and marketing	7	23
Impairment of intangible asset	-	161
Operating expenses	1,119	1,777

Loss from operations before other income / (expense)	(1,119)	(1,760)

Other income/(expense):
Interest (expense), net	(275)	(195)
Reversal of a liability	-	250
Other income/(expense)	(275)	55

Net loss	$(1,394)	$(1,705)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	667,161	667,161

See Notes to Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Loss	Total

Balance, January 1, 2013	667,161	667	11,823	(15,341)	(2,851)

Stock-based Compensation	-	-	5	-	5

Net Loss	-	-	-	(1,705)	(1,705)

Balance, December 31, 2013	667,161	667	11,828	(17,046)	(4,551)

Stock-based Compensation	-	-	2	-	2

Net Loss	-	-	-	(1,394)	(1,394)

Balance, December 31, 2014	667,161	667	11,830	(18,440)	(5,943)

See Notes to Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,394)	$(1,705)
Adjustments to reconcile net loss to Net cash used in operating activities:
Depreciation and amortization	3	11
Stock based compensation relating to options	2	5
Goodwill / intangible impairment loss	-	161
Reversal of liability	-	(250)
Accretion of long term liability	-	3

Changes in operating assets and liabilities:
Decrease in accounts receivable	-	28
Decrease in inventory	-	33
Decrease in prepaid expenses	77	102
Increase in accounts payable	39	114
Increase (decrease) in accrued expenses	310	(103)
Net cash used in operating activities	(963)	(1,601)

Cash flows from financing activities:
Payments of insurance note payable	(60)	(99)
Proceeds from convertible notes payable	1,005	1,735
Net cash provided by financing activities	945	1,636

Net (decrease) increase in cash	(18)	35
Cash at beginning of period	44	9
Cash at end of period	$26	$44

Supplementary disclosure of non-cash investing and financing activities:
Financing of insurance premiums through notes payable	$49	$99

See Notes to Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -	The Company and Going Concern:

The Company is a regenerative medicine company seeking to develop novel cell-derived and related therapies for the treatment of a broad range of diseases and medical conditions characterized by organ-specific cell damage.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has accumulated a deficit of $18,440,000, including a net loss of $1,394,000 and $1,705,000 for the years ended December 31, 2014 and 2013, and it has generated limited revenues and has experienced negative cash flows from operating activities. To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. The Company does not have sufficient cash on hand, even when including the proceeds from subsequent borrowings in the aggregate of $185,000 through March 2015 (see Note L) to fund its planned operations. The Company does not expect to generate sufficient revenue from operations to meet its anticipated cash requirements based on its present plan of operations through December 31, 2015. The Company intends to seek additional funds through equity and/or debt issuances. No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  In the absence of an additional cash infusion, the Company will be unable to continue as a going concern. The above conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

(NOTE B) -	Summary of Significant Accounting Policies:

[1]	Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pathfinder, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

[2]	Revenue recognition policy:

The Company recognizes revenue when the amounts become fixed and determinable, when product is shipped to customers and receipt of payment is reasonably assured. Terms of sale are “f.o.b. shipping point” with the customer covering all costs of shipment and insurance. All sales are final with no right of return except for defective product. Product sales were generated from the legacy SyntheMed business through sales of REPEL-CV.

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

[4]	Intangible Assets:

Intangible assets are amortized using the straight-line method over the estimated useful life of 15 years, which is based upon management’s timelines for the typical development, approval, and marketing and life cycle of pharmaceutical drug products.

[5]	Impairment of Long-Lived Assets:

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

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) -	Summary of Significant Accounting Policies: (continued)

[6]	Research and development:

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, on an ongoing basis. We evaluate our estimates, including those related to the useful lives of intangible assets and income taxes, that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[9]	Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted loss per share for the years ended December 31, 2014 and 2013 excludes the effect of the potential exercise or conversion of securities which would result in the issuance of incremental shares of common stock because the effect would be anti-dilutive.

Securities and the related potential number of shares of common stock not included in the dilution computation are as follows:

	December 31,
	2014	2013

Options	17,971,000	20,402,000
Warrants	6,276,000	6,276,000

	24,247,000	26,678,000

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE B) -	Summary of Significant Accounting Policies: (continued)

[10]	Stock-based compensation:

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

[11]	Income taxes:

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

[12]	Fair value of financial instruments:

The carrying amounts of cash, accounts payable, accrued expenses and notes payable approximate fair value based on their short-term maturity.

[13]	Recent Accounting Pronouncement Adopted:

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

[14]	Reclassification:

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE C) –	Intangible Assets:

Intangible assets represent the intellectual property and other rights licensed to Pathfinder, LLC with respect to technologies under an agreement with the University of Glasgow.  Intangible assets at each reporting date consisted of the following:

	December 31,
	2014	2013

University of Glasgow	$53,000	$53,000
	53,000	53,000
Less accumulated amortization	20,000	17,000

	$33,000	$36,000

The Company anticipates amortizing $3,400 per year until 2023, after which there will be an additional amortization expense through March 2024 of $1,000. The Company’s management has determined that the fair value of the University of Glasgow license exceeds the book value and thus no impairment is necessary at December 31, 2014. Amortization expense for the years ended December 31, 2014 and 2013 amounted to $3,400 and $11,000, respectively.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE D) –	Note Payable:

[1]	Convertible Notes Payable:

Since September 2010 and prior to the business combination with Pathfinder, LLC (the “Merger”), Pathfinder, LLC had been funding its operations as well as the operations of SyntheMed, Inc. with proceeds from investors, including Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger, through the issuance of convertible notes payable.  The notes payable had an interest rate of 6% per annum, were due and payable on the earlier to occur of the first anniversary of issuance or the closing of the Merger and were convertible, at the election of the payee, into equity securities of the Company (then known as SyntheMed, Inc.) for the subscription price thereof in an offering by the Company conducted in connection with the Merger, which is referred to herein as the “Capital Raise”.

At the initial closing of the Capital Raise, which occurred on September 2, 2011 immediately after the Merger, the payees elected to convert the entire outstanding principal, approximately $3,107,000 ($1,357,000 of which was held by Breisgau BioVentures SA), into the Company’s common stock sold in the Capital Raise (see Note F[2]). At December 31, 2014, the Company has included an accrual of approximately $96,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet.

From time to time since February 2012, the Company borrowed from investors an aggregate of $4,705,000 principal amount pursuant to promissory notes bearing interest at 6% per annum for which the Company has included an accrual of approximately $493,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet, all of which remained outstanding as of December 31, 2014. Of such amounts, $100,000 was invested by Mr. Joerg Gruber, the Company’s Chairman of the Board, and $2,365,000 was invested by Breisgau Bio Ventures SA., the Company’s principal stockholder.   Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $3,700,000 in principal amount as of December 31, 2014, has requested payment. At any time prior to completion or termination of the Capital Raise, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the capital raise at the subscription price.

[2]	Insurance Notes Payable:

In October 2014, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $49,000 and payable in monthly installments including interest of $5,000. The monthly installments are due through August 2015 and carry an interest rate of 3.72% per annum.

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

In September 2011, the Company issued a note payable to Clubb Capital Limited in the principal amount of $244,000, representing the deferred portion of the commission to which Clubb Capital Limited was entitled in connection with the Capital Raise. The principal balance (together with accrued interest thereon at the rate of 6% per annum) became due and payable on demand at any time on or after December 30, 2011. At December 31, 2014, the Company has included an accrual of approximately $49,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying consolidated balance sheet.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction:

[1]	Warrants:

As of December 31, 2014, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

[2]	Options:

At December 31, 2014, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At December 31, 2014, options to purchase 17,377,000 shares of common stock were outstanding pursuant to the 2006 plan, including 14,061,000 options that converted with the Merger, and there were 7,623,000 options available under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

Additionally at December 31, 2014, options to purchase 30,000 shares of Common Stock were outstanding pursuant to the 2000 Plan, options to purchase 364,000 shares of Common Stock were outstanding pursuant to the 2001 Plan and options to purchase 200,000 shares of Common Stock issued outside of the plans are outstanding pursuant to other agreements.  These options vest over various periods and expire no later than ten years from the date of grant. Some of the outstanding options are subject to performance-based vesting.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction: (continued)

[2]	Options: (continued)

A summary of the status of the Company’s stock options as of December 31, 2014 and 2013, and changes during the years ended on those dates is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2013	20,950	$0.14	3.3 Years
Cancelled, expired or forfeited	548	0.35
Granted	-	-	-
Number of shares under option plans:
Outstanding at December 31, 2013	20,402	$0.13	2.4 Years	$0
Cancelled, expired or forfeited	2,431	0.07
Granted	-	-
Outstanding at December 31, 2014	17,971	$0.14	1.6 Years	$0
Exercisable at December 31, 2014	17,871	$0.14	1.6 Years

Vested and expected to vest at December 31, 2014	17,871	$0.14	1.6 Years	$0

As of December 31, 2014, all stock compensation related to outstanding awards has been recognized.

There were no options granted during the years ended December 31, 2014 and 2013, respectively.

The Company has recorded a charge of $2,000 in general and administrative expense for the year ended December 31 2014 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vested through September 2014.

At December 31, 2014, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE E) –	Capital Transaction: (continued)

[2]	Options: (continued)

The following table summarizes information for stock options outstanding at December 31, 2014 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted- Average	Weighted- Average		Weighted- Average
Range	Number	Remaining	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$0.05 - 0.13	15,428	1.4 years	$0.05	15,428	$0.05
0.30 – 0.85	2,393	2.5 years	0.66	2,293	0.65
1.16	150	1.7 years	1.16	150	1.16

	17,971	1.6 years	$0.14	17,871	$0.14

(NOTE F) -	Income Taxes:

At December 31, 2014, we have approximately $41,733,000 of net operating loss carryforwards to offset future federal taxable income and approximately $578,000 of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  As a result of the Merger, the Company’s net operating losses and the research and development credit carryforwards will be subject to limitation, In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

The Company’s net operating loss and research and development credit carryforwards expire as follows:

	Net	Research and
	Operating	Development
Year	Loss	Tax Credit

2018 - 2034	$41,733,000	$578,000

	$41,733,000	$578,000

At December 31, 2014, the Company has net operating loss carryforwards for New Jersey State income tax purposes of approximately $18,202,000 which expire through 2029.

The deferred tax asset, which amounted to $16,260,000 at December 31, 2014, has been offset by a valuation allowance against the entire benefit due to management's uncertainty regarding the future profitability of the Company and ability to utilize the benefit. The valuation allowance was increased by $559,000 in 2014.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) -	Income Taxes: (continued)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following at December 31:

	2014	2013

Income tax benefit at the federal statutory rate	$(474,000)	$(580,000)
Change in valuation allowance	559,000	689,000
Stock based compensation	2,000	2,000
State and local income tax, net of effect on federal taxes	(83,000)	(100,000)
Other	(4,000)	(11,000)

	$0	$0

The deferred tax asset at December 31 consists of the following:

	2014	2013

Net operating loss carryforward	$15,282,000	$14,727,000
Research and development credit carryforward	578,000	574,000
Other	400,000	400,000

	16,260,000	15,701,000
Valuation allowance	(16,260,000)	(15,701,000)

	$0	$0

Under the guidance of FASB ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2014, the Company has not recorded any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2011–2014 remain open to examination by the major taxing jurisdictions to which the Company is subject to.

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $338,000 based on exchange rates in effect on December 31, 2013), payable by the Company over the course of the twelve months. Following expiration of the research period in March 2014, the Company had been operating under a cost free extension to the research agreement through August 2014. The Company continues to evaluate the potential renewal and terms of future research to be conducted at the University. For the year ended December 31, 2014 and 2013, the Company has incurred expense of approximately $91,000 and $417,000, respectively, under this agreement.

[2]	MGH Agreement

Pathfinder, LLC had entered into an agreement for a worldwide exclusive license for a family of patents covering related technology from the Massachusetts General Hospital (MGH). Under the license agreement, Pathfinder, LLC was obligated to pay a royalty ranging from 10 - 20% of all net sales of its product sales relating to the MGH licensed technology, up to a maximum amount of $15,000,000, and additional royalties of 3% of all net sales based on the technology licensed from the University of Glasgow, up to a cumulative total of $15,000,000. During the quarter ended June 30, 2013, the Company determined that the licensed technology was no longer relevant to the development of Pathfinder’s products and terminated the license agreement. As a result, the Company recorded an impairment charge of $161,000 for the year ended December 31, 2013.

The Company had recorded a long term payable for its estimated licensing fee obligations under the MGH license agreement. The amounts recorded represented the projected future license fees payable based on the Company’s estimate of 2017 as the first year of commercial sale, discounted to the present value using the following assumptions: Net Present Value calculated as of the agreement’s effective date of April 13, 2009, using an estimated borrowing rate for the Company of 10%.  If first commercial sale is not achieved by 2017, any additional license fees incurred under the agreement will continue to be capitalized and amortized over the remaining period in the term. During the quarter ended June 30, 2013, the Company determined that the technology licensed from MGH was no longer relevant to Pathfinder’s business and terminated the MGH license agreement. As a result, the Company has reversed the long term payable in the amount of $250,000. No additional amounts are due to be paid because of the termination of the license.

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

The Company is party to an agreement relating to the Polymer Technology with Gere S. diZerega, M.D. whereby the Company is obligated to pay Dr. diZerega a royalty of one percent of all net sales of covered products in any and all countries. The agreement continues until the end of fifteen years from the date of the first commercial sale of such covered product in that country. The Company incurred $1,000 in royalty expense relating to this agreement for the year ended December 31, 2013 and none in 2014.

(NOTE H) -	Commitments and Other Matters:

[1]	Employment agreement:

At December 31, 2014, the Company had an employment agreement with one individual that is scheduled to expire in September 2015, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $29,000 at December 31, 2014 and the Company’s salary obligation for 2015 is $82,000.

[2]	Lease commitments:

The Company has a one year operating lease commitment for office facilities space through June 2015. The operating lease agreement is subject to renewal in annual increments at the option of the Company.  Rent is charged to operating expense on a straight-line basis over the term of lease. Rent expense under the operating lease for the year ended December 31, 2014 was $7,200.

(NOTE I) -	Related Parties:

Two of Pathfinder, LLC’s founding members, Dr. Richard Franklin and Mr. Joerg Gruber, are directors of the Company  Dr. Franklin, the Company’s CEO and President, is paid a monthly consulting fee. From August 2012 through February 2015, Dr. Franklin’s compensation had been $120,000 per year. Effective March 1, 2015, Dr. Franklin’s annual compensation was reduced to $60,000, to reflect an anticipated increased allocation of his time to the business of Tarix Pharmaceuticals and Tarix Orphan, LLC.  Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the private placement.

Between September 2010 and March 2011, Pathfinder, LLC borrowed an aggregate principal amount of $1,357,000 from Breisgau BioVentures SA, an owner of 52.5% of the outstanding membership interests of Pathfinder, LLC prior to the Merger.   Breisgau subsequently converted such principal amount into shares of the Company’s common stock in the Capital Raise. From time to time since February 2012, the Company has borrowed an additional principal amount of $2,365,000 from Breisgau BioVentures SA, all of which remained outstanding as of December 31, 2014. See Note D[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  The Company relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by the Company. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to the Company under the terms of a license agreement between the university and the Company.  The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position. Dr. Shiels assisted with the Company’s research and development program through the university and effective April, 2014 he provides scientific consulting services to us pursuant to a separate agreement. Under the agreement we pay Dr. Shiels an annual compensation of GBP 30,000 (approximately $47,000 based on exchange rates in effect on December 31, 2014).  Dr. Shiels and Dr. Davies beneficially own 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

PATHFINDER CELL THERAPY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE J) -	Retirement Plan:

The Company has a defined contribution retirement plan which was adopted by the Company (then known as SyntheMed, Inc.) in March 2007 and qualifies under section 401(k) of the Internal Revenue Code. The plan allows all employees, upon commencement of employment, to voluntarily contribute amounts not exceeding the maximum allowed under the Internal Revenue Code. The Company is obligated to make a matching contribution equal to 100% of each employee’s salary deferral contributions made at the rate of 4% of total compensation up to a maximum of $260,000. During the year ended December 31, 2014 and 2013, the Company made matching contributions to the plan in the amount of $4,600 and $4,500 respectively.

(NOTE K) –	Nature of Business:

Product sales were generated from the SyntheMed business through sales of REPEL-CV.

The following table summarizes the Company’s revenues at December 31 (in thousands):

	Years Ended December 31,
	2014	2013
	Revenues
Brazil	$-	$8
Czech Republic	-	10
Hong Kong	-	6
Russia	-	27
Other countries	-	3
	$-	$54

(NOTE L) –	Subsequent Events:

Subsequent to December 31, 2014, the Company borrowed an additional aggregate principal amount of $185,000, $55,000 of which was from Breisgau BioVentures SA and $130,000 was from another investor. The principal balance (together with accrued interest thereon at the rate of 6% per annum) become due and payable on demand at any time on or after one year from issuance. See Note D[1].

