Form 10-Q
period 2015-03-31
Pathfinder Cell Therapy, Inc.
filed 2015-05-15
CIK 889428

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting compan ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value – 667,160,870 shares outstanding at March 31, 2015

Pathfinder Cell Therapy, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating expenses:
Research and development	$13	$118
General and administrative	191	300
Sales and marketing	-	5
Operating expenses	204	423

Loss from operations before other expense	(204)	(423)

Other expense:
Interest expense	(72)	(62)

Net loss	$(276)	$(485)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	667,161	667,161

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$21	$26
Prepaid expenses	33	47
Total current assets	54	73

Intangible, net of accumulated amortization	32	33
TOTAL	$86	$106

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$279	$229
Accrued expenses (including related party amount of $422 and $385, respectively)	872	837
Insurance note payable	20	34
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,520 and $2,465, respectively)	4,890	4,705
Total current liabilities	6,305	6,049

Commitments and other matters (Note G)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000; issued and outstanding - 667,161 at March 31, 2015 and December 31, 2014, respectively	667	667
Additional paid-in capital	11,830	11,830
Accumulated deficit	(18,716)	(18,440)
Total capital deficit	(6,219)	(5,943)
TOTAL	$86	$106

See Notes to Condensed Consolidated Financial Statements

4

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(In thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Loss	Total

Balance, December 31, 2014	667,161	667	11,830	(18,440)	(5,943)

Net Loss	-	-	-	(276)	(276)

Balance, March 31, 2015	667,161	667	11,830	(18,716)	(6,219)

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(276)	$(485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1	1
Stock based compensation relating to options	-	1

Changes in operating assets and liabilities:
Decrease in prepaid expenses	14	34
Increase (decrease) in accounts payable	50	(2)
Increase in accrued expenses	35	165
Net cash used in operating activities	(176)	(286)

Cash flows from financing activities:
Payments of insurance note payable	(14)	(22)
Proceeds from convertible notes payable	185	330
Net cash provided by financing activities	171	308

Net (decrease) increase in cash	(5)	22
Cash at beginning of period	26	44
Cash at end of period	$21	$66

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of Pathfinder Cell Therapy, Inc., a Delaware corporation formerly known as “SyntheMed, Inc.” (“Pathfinder” or the “Company”), do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles; but, in the opinion of management, contain all adjustments (which consist of only normal recurring adjustments) necessary for a fair presentation of such financial information.  Results of operations and cash flows for interim periods are not necessarily indicative of those to be achieved for full fiscal years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of March 31, 2015, the Company does not have sufficient cash on hand to meet the Company’s anticipated cash requirements through March 31, 2016 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of equity and/or debt issuances.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The report of the independent auditor on the Company’s financial statements for the year ended December 31, 2014 contains an explanatory paragraph referring to a substantial doubt concerning the Company’s ability to continue as a going concern.

B)	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pathfinder, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, on an ongoing basis. We evaluate our estimates, including those related to the useful lives of intangible assets and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

C)	Notes Payable

[1]   Convertible Notes Payable:

From time to time the Company has borrowed from investors.  At March 31, 2015, $4,890,000 in aggregate principal amount of promissory notes bearing interest at 6% per annum was outstanding. The Company has included an accrual of approximately $561,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet. Of such principal amounts, $100,000 was invested by Mr. Joerg Gruber and $2,420,000 was invested by Breisgau Bio Ventures SA, the Company’s principal stockholder. Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $4,030,000 in principal amount as of March 31, 2015, has requested payment. At any time prior to completion or termination of the Company’s equity capital raise the initial closing of which occurred at the time of the Company’s business combination with Pathfinder, LLC in September 2011, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the capital raise at the subscription price.

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

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at March 31, 2015 and March 31, 2014 and excludes 23,510,000 and 26,678,000, respectively, common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

E)	Capital Transaction

[1]   Stock based compensation:

At March 31, 2015, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At March 31, 2015, there were 8,361,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the three month periods ended March 31, 2015 and 2014, respectively.

The following summarizes the activities of the Company’s stock options for the three months ended March 31, 2015 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2015	17,971	$0.14	1.6 Years
Cancelled, expired or forfeited	738	0.62
Granted	-	-	-
Outstanding at March 31, 2015	17,233	$0.12	1.3 Years	$0
Exercisable at March 31, 2015	17,133	$0.12	1.3 Years

Vested and expected to vest at March 31, 2015	17,133	$0.12	1.3 Years	$0

As of March 31, 2015, all stock compensation related to outstanding awards has been recognized.

The Company has recorded a charge of $1,000 in general and administrative expense for the three months ended March 31, 2014 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vest through September 2014. There was no charge recorded for the current year period.

At March 31, 2015, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[2]   Warrants:

As of March 31, 2015, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

F)	Income Taxes

At March 31, 2015 and December 31, 2014, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

As of March 31, 2015, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

G)	Commitments and Other Matters

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $338,000 based on exchange rates in effect on December 31, 2013), payable by the Company over the course of the twelve months. Following expiration of the research period in March 2014, the Company had been operating under a cost free extension to the research agreement through August 2014. The Company continues to evaluate the potential renewal and terms of future research to be conducted at the University. Under these agreements, the Company recorded an expense for the three month period ended March 31, 2014 of $89,000. There was no comparable amount for the current year period.

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

[4]   Employment Agreement

At March 31, 2015, the Company had an employment agreement with one individual that is scheduled to expire in September 2015, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $21,000 at March 31, 2015 and the Company’s annual salary obligation for 2015 is $82,000.

H)	Related Party Transactions

Dr. Franklin, the Company’s CEO and President, is paid a monthly consulting fee. From August 2012 through February 2015, Dr. Franklin’s compensation had been $120,000 per year. Effective March 1, 2015, Dr. Franklin’s annual compensation was reduced to $60,000. Mr. Gruber, the Company’s Chairman, is Chairman and a director of Clubb Capital Limited, the placement agent for the capital raise referred to in Note C[1]. Each of our directors, other than Dr. Franklin, is entitled to receive, as full compensation for service as a director, including service on any committee of the Board of Directors, annual cash compensation, paid quarterly in arrears, of $20,000.

At March 31, 2015, the Company had borrowed an aggregate $2,420,000 principal amount from Breisgau BioVentures SA and $100,000 from Mr. Gruber. See Note C[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  The Company relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by the Company. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to the Company under the terms of a license agreement between the university and the Company.  The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position. Dr. Shiels assisted with the Company’s research and development program through the university and effective April, 2014 he provides scientific consulting services to us pursuant to a separate agreement. Under the agreement we pay Dr. Shiels an annual compensation of GBP 30,000 (approximately $44,000 based on exchange rates in effect on March 31, 2015).  Dr. Shiels and Dr. Davies beneficially own 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

I)	Subsequent Events

Subsequent to March 31, 2015, the Company borrowed an additional aggregate principal amount of $50,000 from Breisgau BioVentures SA. The principal balance (together with accrued interest thereon at the rate of 6% per annum) becomes due and payable at any time on the first anniversary of issuance. See Note C[1].

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report under this Item 2 and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “plans”, “intends” and “expects” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, without limitation, statements regarding management’s plans, strategy and objectives for future operations, future cash requirements and liquidity sources, the timing or success of any pre-clinical or proposed clinical trial, the timing or ability to achieve necessary regulatory approval, our plans or ability to successfully commercialize any future product candidates or enter into arrangements with third parties to assist with any product development, manufacture or marketing activities and factors associated with the market for any future product candidate. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to (i) risks associated with the success of the Company’s early stage research programs, (ii) risks associated with regulatory approvals including uncertainties regarding the nature and scope of required clinical studies and the success of those studies, (iii) potential inability to secure funding as and when needed and (iv) product development, technology, manufacturing, marketing and competition risks associated with developing and commercializing therapies based on Pathfinder Cells. Reference is made to our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015 for a more extensive description of these and other risks and uncertainties. These forward-looking statements speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our cell therapy business represents our principal operations and we intend to devote substantially all of our efforts and resources to the development and commercialization of our cell therapy technology. Prior to our business combination with Pathfinder, LLC in September 2011 (the “Merger”), our business was focused on development and commercialization of REPEL-CV and other polymer based products for medical applications. We have since curtailed substantially all of the operations of that business and do not anticipate devoting any further resources to the business.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in a given reporting period. On an on-going basis, we evaluate our estimates, including those related to the useful lives of intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may vary from these estimates under different assumptions or conditions. A more detailed discussion of the application of these and other accounting policies can be found in Note B to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We had no revenue or cost of goods sold during the three months ended March 31, 2015 and 2014.

We incurred research and development expenses of $13,000 for the three months ended March 31, 2015, compared to $118,000 for the corresponding prior year period, a decrease of 89% or $105,000. The decrease is primarily attributable to a reduction in the scope of our research and development activities, which is reflected in reduced fees to the University of Glasgow of $89,000 and decreased spending on pre-clinical animal models of $17,000, offset by an increase in consulting fees of $3,000.

General and administrative expenses totaled $191,000 for the three months ended March 31, 2015, compared to $300,000 for the corresponding prior year period, a decrease of 36.3% or $109,000. The decrease is primarily attributable to a decrease in professional fees of $38,000, decreased consulting fees of $5,000 and decreased insurance expense of $62,000.

We incurred sales and marketing expenses of $5,000 for the three months ended March 31, 2014. There were no comparable amounts for the current year period.

Interest expense totaled $72,000 for the three months ended March 31, 2015, compared to $62,000 for the corresponding prior year period, an increase of 16.1% or $10,000 for the three month period. The increase is primarily attributable to increased borrowings under short term convertible notes payable to investors.

Our net loss was $276,000 for the three months ended March 31, 2015, compared to $485,000 for the corresponding prior year period, a decrease of 43.1%, or $209,000 for the three month period. The changes are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2015, we had cash of $21,000 and negative working capital of $6,251,000, compared to cash of $26,000 and negative working capital of $5,976,000 at December 31, 2014.

Net cash used in operating activities was $176,000 for the three months ended March 31, 2015, compared to $286,000 for the corresponding prior year period. Net cash used in operating activities for the current year period was primarily comprised of a net loss of $276,000, offset by increases in accounts payable and accrued expenses totaling $85,000 and a decrease in prepaid expenses of $14,000. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $485,000, offset by an increase in accrued expenses of $165,000 and a decrease in prepaid expenses of $34,000.

Net cash provided by financing activities for the three months ended March 31, 2015 was $171,000, compared to $308,000 for the corresponding prior year period. The current year amount was comprised of $185,000 of proceeds from short term notes payable, offset by $14,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums. The prior year amount was comprised of $330,000 of proceeds from short term notes payable, offset by $22,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums.

Since February 2012 and through March 31, 2015, we have borrowed from existing investors an aggregate principal amount of $4,890,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remained outstanding as of March 31, 2015. In May 2015 we borrowed an additional $50,000. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $4,030,000 in principal amount as of March 31, 2015, has requested payment. The holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in the capital raise at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of March 31, 2015 and the subsequent borrowings in May 2015 are not sufficient to meet our anticipated cash requirements for the next twelve months. We will need to raise additional funds to support our planned operations. We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

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

Our principal contractual obligations include an employment agreement with one individual that is scheduled to expire in September 2015, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $21,000 at March 31, 2015.

Due to our lack of profitable operations and our need to continue to raise funds, our independent registered public accounting firm has included in its report on our 2014 audited financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

10.1	Form of Promissory Notes issued by Registrant in favor of investors since February 2012 aggregating $4,940,000 in principal amount through May 15, 2015, including schedule of investors.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO
Dated: May 15, 2015

By:	/s/ John M. Benson
John M. Benson
CFO
Dated: May 15, 2015

