Form 10-Q
period 2015-09-30
Pathfinder Cell Therapy, Inc.
filed 2015-11-13
CIK 889428

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock, $.001 Par Value - 667,160,870 shares outstanding at September 30, 2015

Pathfinder Cell Therapy, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$71	$26	$111	$209
General and administrative	138	187	446	687
Sales and marketing	-	-	-	5
Operating expenses	209	213	557	901

Loss from operations before other expense	(209)	(213)	(557)	(901)

Other expense:
Interest expense	(80)	(71)	(230)	(200)

Net loss	$(289)	$(284)	$(787)	$(1,101)

Net loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	667,161	667,161	667,161	667,161

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$4	$26
Prepaid expenses	5	47
Total current assets	9	73

Intangible, net of accumulated amortization	30	33
TOTAL	$39	$106

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable	$326	$229
Accrued expenses (including related party amount of $509 and $385, respectively)	1,030	837
Insurance note payable	-	34
Note payable - Clubb Capital	244	244
Convertible notes payable (including related party amount of $2,799 and $2,465, respectively)	5,169	4,705
Total current liabilities	6,769	6,049

Commitments and other matters (Note G)

Capital deficit:
Preferred stock, $.01 par value; shares authorized - 5,000; issued and outstanding - none
Common stock, $.001 par value; shares authorized - 1,000,000; issued and outstanding - 667,161 at September 30, 2015 and December 31, 2014, respectively	667	667
Additional paid-in capital	11,830	11,830
Accumulated deficit	(19,227)	(18,440)
Total capital deficit	(6,730)	(5,943)
TOTAL	$39	$106

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands, except per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Loss	Total

Balance, December 31, 2014	667,161	667	11,830	(18,440)	(5,943)

Net Loss	-	-	-	(787)	(787)

Balance, September 30, 2015	667,161	667	11,830	(19,227)	(6,730)

See Notes to Condensed Consolidated Financial Statements

PATHFINDER CELL THERAPY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(787)	$(1,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Net cash used in operating activities:
Depreciation and amortization	3	3
Stock based compensation relating to options	-	2

Changes in operating assets and liabilities:
Decrease in prepaid expenses	42	61
Increase (decrease) in accounts payable	97	(2)
Increase in accrued expenses	193	201
Net cash used in operating activities	(452)	(836)

Cash flows from financing activities:
Payments of insurance note payable	(34)	(45)
Proceeds from convertible notes payable	464	860
Net cash provided by financing activities	430	815

Net decrease in cash	(22)	(21)
Cash at beginning of period	26	44
Cash at end of period	$4	$23

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A)	Basis of Presentation and Going Concern

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

To date, the Company has relied on the proceeds raised by the issuance of convertible debt and equity to fund its operating requirements. As of September 30, 2015, the Company does not have sufficient cash on hand to meet the Company’s anticipated cash requirements through September 30, 2016 based on its present plan of operations.  Accordingly, the Company will seek additional funds, which is anticipated to be in the form of equity and/or debt issuances.  No assurance can be given that additional financing will be available to the Company on acceptable terms or at all.  These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock based compensation

The Company follows FASB ASC 718 “Compensation - Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

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

[1]   Convertible Notes Payable:

At September 30, 2015, $5,169,000 in aggregate principal amount of promissory notes bearing interest at 6% per annum was outstanding. The Company has included an accrual of approximately $711,000 for unpaid accrued interest, and such amount is included in Accrued Expenses in the accompanying condensed consolidated balance sheet. Of such principal amounts, $100,000 was invested by Mr. Joerg Gruber and $2,699,000 was invested by Breisgau Bio Ventures SA, the Company’s principal stockholder. Principal and interest are due and payable on the first anniversary of issuance.  None of the holders whose notes have matured, aggregating $4,560,000 in principal amount as of September 30, 2015, has requested payment. At any time prior to completion or termination of the Company’s equity capital raise the initial closing of which occurred at the time of the Company’s business combination with Pathfinder, LLC in September 2011, the holder may elect to convert the principal amount of its promissory notes, and/or accrued interest thereon, into shares of the Company’s common stock in the capital raise at the subscription price.

[2]   Insurance Notes Payable:

In October 2014, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $49,000 and payable in monthly installments including interest of $5,000. The monthly installments were due through August 2015 and carried an interest rate of 3.72% per annum.

In September 2013, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $75,100 and payable in monthly installments including interest of $7,600. The monthly installments were due through July 2014 and carried an interest rate of 2.94% per annum.

D)	Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares outstanding at September 30, 2015 and September 30, 2014 and excludes 23,510,000 and 24,248,000, respectively, common shares potentially issuable upon the exercise of outstanding options and warrants since their inclusion would have been anti-dilutive.

E)	Capital Transaction

[1]   Stock based compensation:

At September 30, 2015, the Company has one stock-based compensation plan, the 2006 Stock Option Plan, under which the Company is authorized to issue incentive stock options and non-qualified stock options to purchase up to an aggregate of 25,000,000 shares of common stock. At September 30, 2015, there were 8,361,000 options available for grant under this plan.  The exercise price is determined by the Compensation Committee of the Board of Directors at the time of the granting of an option. Options vest over a period not greater than five years, and expire no later than ten years from the date of grant.

There were no options granted during the nine month periods ended September 30, 2015 and 2014, respectively.

The following summarizes the activities of the Company’s stock options for the nine months ended September 30, 2015 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option plans:
Outstanding at January 1, 2015	17,971	$0.14	1.6 Years	-
Cancelled, expired or forfeited	738	0.62	-	-
Granted	-	-	-	-
Outstanding at September 30, 2015	17,233	$0.12	.8 Years	$0
Exercisable at September 30, 2015	17,133	$0.12	.8 Years	-

Vested and expected to vest at September 30, 2015	17,133	$0.12	.8 Years	$0

As of September 30, 2015, all stock compensation related to outstanding awards has been recognized.

The Company has recorded a charge of $2,000 in general and administrative expense for the nine months ended September 30, 2014 for the pro-rata share of the fair value of the unvested options granted during September 2011 that vested through September 2014. There was no charge recorded for the current year period.

At September 30, 2015, the Company had 100,000 options outstanding which vest upon the achievement of certain performance criteria. These options have a term of 10 years from date of grant and an exercise price of $0.80.

[2]   Warrants:

As of September 30, 2015, the following warrants were outstanding to purchase up to 6,276,306 shares of the Company’s Common Stock:

6,276,306	exercisable at $0.055 per share which expire on September 30, 2016

6,276,306

F)	Income Taxes

At September 30, 2015 and December 31, 2014, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is expected to be realized.

The Company’s net operating losses and research and development credits will be subject to a limitation pursuant to Section 382. In general, the formula will be the value of the equity times the prescribed federal rate at September 30, 2011 of 3.86%.

As of September 30, 2015, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In April 2013, the parties extended the research period for an additional twelve-month period through March 2014 at a cost of approximately GBP 205,000 (approximately $338,000 based on exchange rates in effect on December 31, 2013), payable by the Company over the course of the twelve months. Following expiration of the research period in March 2014, the Company had been operating under a cost free extension to the research agreement through August 2014. The Company continues to evaluate the potential renewal and terms of future research to be conducted at the University. Under these agreements, the Company recorded an expense for the three and nine month periods ended September 30, 2014 of $0 and $91,000. There was no comparable amount for the current year periods.

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

[4]   Employment Agreement

At September 30, 2015, the Company had an employment agreement with one individual that is scheduled to expire in September 2016, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, the Company’s commitment regarding cash severance benefits aggregates $19,000 at September 30, 2015 and the Company’s salary obligation for 2015 and 2016 is $82,000 and 73,000, respectively.

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

At September 30, 2015, the Company had borrowed an aggregate $2,699,000 principal amount from Breisgau BioVentures SA and $100,000 from Mr. Gruber. See Note C[1].

The Company’s core technology was originally derived from research conducted at the University of Glasgow.  The Company relies on the University of Glasgow as well as third party laboratories for its research and development activities, all of which is funded by the Company. Intellectual property resulting from activities conducted at the University of Glasgow is owned by the university and licensed to the Company, through its subsidiary Pathfinder Cell Therapy, LLC, under the terms of a license agreement with the university. The university beneficially owns 9.5% of the outstanding shares of common stock of the Company. Additionally, Dr. Paul Shiels led and Dr. Wayne Davies participated in the research conducted at the university and are co-inventors of the technology derived therefrom.  Dr. Shiels is affiliated with the university and Dr. Davies was affiliated with the university at the time of the research and has since retired from that position. Dr. Shiels assisted with the Company’s research and development program through the university and effective April, 2014 he provides scientific consulting services to us pursuant to a separate agreement. Under the agreement we pay Dr. Shiels an annual compensation of GBP 30,000 (approximately $45,600 based on exchange rates in effect on September 30, 2015).  Dr. Shiels and Dr. Davies beneficially own 5.7% and 3.8%, respectively, of the outstanding shares of common stock of the Company.

I)	Subsequent Events

Subsequent to September 30, 2015, the Company borrowed an additional aggregate principal amount of $98,000 from Breisgau BioVentures SA. The principal balance (together with accrued interest thereon at the rate of 6% per annum) becomes due and payable on the first anniversary of issuance. See Note C[1].

Effective October 2, 2015, the Company entered into a short term financing agreement for our directors’ and officers’ liability insurance premium totaling $59,000 and payable in monthly installments including interest of $5,100. The monthly installments are due through August 2016 and carry an interest rate of 3.10% per annum.

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

Results of Operations

We had no revenue or cost of goods sold during the three and nine months ended September 30, 2015 and 2014.

We incurred research and development expenses of $71,000 and $111,000 for the three months and nine months ended September 30, 2015, respectively, compared to $26,000 and $209,000 for the comparable prior year periods, an increase of 173.1% or $45,000 for the three month period and a decrease of 46.9% or $98,000 for the nine month period. The increase for the three month period is primarily attributable to increased spending on pre-clinical animal models of $47,000 and an increase in consulting fees of $12,000 offset by a decrease in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $13,000. The decrease for the nine month period is primarily attributable to a reduction in the scope of our research and development activities, which is reflected in reduced fees to the University of Glasgow of $91,000 and a decrease in spending on pre-GMP services for cell development and production for use in pre-clinical animal models of $42,000 offset by an increase in consulting fees of $27,000 and decreased spending on pre-clinical animal models of $11,000.

General and administrative expenses totaled $138,000 and $446,000 for the three months and nine months ended September 30, 2015, respectively, compared to $187,000 and $687,000 for the comparable prior year periods, a decrease of 26.2% or $49,000 for the three month period and a decrease of 35.1% or $241,000 for the nine month period. The decrease for the three month period is primarily attributable to a decrease in professional fees of $17,000, decreased consulting fees of $15,000, reductions in compensation-related expenses of $10,000 and decreased insurance expense of $8,000. The decrease for the nine month period is primarily attributable to a decrease in professional fees of $91,000, decreased consulting fees of $35,000, decreased board of director expenses of $12,000, reductions in compensation-related expenses of $25,000 and decreased insurance expense of $77,000.

We incurred sales and marketing expenses of $5,000 for the nine months ended September 30, 2014. There were no comparable amounts for the current year period.

Interest expense totaled $80,000 and $230,000 for the three months and nine months ended September 30, 2015, respectively, compared to $71,000 and $200,000 for the comparable prior year periods, an increase of 12.7% or $9,000 for the three month period and an increase of 15% or $30,000 for the nine month period. The increase is primarily attributable to increased borrowings under short term convertible notes payable to investors.

Our net loss was $289,000 and $787,000 for the three months and nine months ended September 30, 2015, respectively, compared to $284,000 and $1,101,000 for the comparable prior year periods, an increase of 1.8% or $5,000 for the three month period and a decrease of 28.5% or $314,000 for the nine month period. The changes are primarily attributable to the factors mentioned above. We expect to incur losses for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2015, we had cash of $4,000 and negative working capital of $6,760,000, compared to cash of $26,000 and negative working capital of $5,976,000 at December 31, 2014.

Net cash used in operating activities was $452,000 for the nine months ended September 30, 2015, compared to $836,000 for the corresponding prior year period. Net cash used in operating activities for the current year period was primarily comprised of a net loss of $787,000, offset by increases in accounts payable and accrued expenses totaling $290,000 and a decrease in prepaid expenses of $42,000. Net cash used in operating activities for the prior year period was primarily comprised of a net loss of $1,101,000, offset by an increase in accrued expenses of $201,000 and a decrease in prepaid expenses of $61,000.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $430,000, compared to $815,000 for the corresponding prior year period. The current year amount was comprised of $464,000 of proceeds from short term notes payable, offset by $34,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums. The prior year amount was comprised of $860,000 of proceeds from short term notes payable, offset by $45,000 in payments of insurance notes payable for the financing of our directors’ and officers’ insurance premiums.

Since February 2012 and through September 30, 2015, we have borrowed from existing investors an aggregate principal amount of $5,169,000, much of which has been provided on a monthly, as needed basis by our principal stockholder and all of which remained outstanding as of September 30, 2015. In the months of October and November 2015 we borrowed an additional $98,000. The borrowings are evidenced by promissory notes bearing interest at 6% per annum.  Principal and interest are due and payable on the first anniversary of issuance. None of the holders whose notes have matured, aggregating $4,560,000 in principal amount as of September 30, 2015, has requested payment. The holders may elect to convert the principal amount of the promissory notes, and/or accrued interest thereon, into shares of our common stock at $.05 per share, reflecting the price paid in the capital raise at the time of the Merger, at any time prior to completion or termination of that capital raise.

The cash balance as of September 30, 2015 and the subsequent borrowings in October and November 2015 are not sufficient to meet our anticipated cash requirements for the next twelve months. To conserve cash, in May 2015 our CEO and members of our board of directors agreed to defer payment of their respective cash compensation through the end of the year. We will need to raise additional funds to support our planned operations. We anticipate additional financing to be in the form of convertible debt and/or equity; though we cannot assure investors that we will be successful in raising funds as and when needed on acceptable terms or at all.

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

Our principal contractual obligations include an employment agreement with one individual that is scheduled to expire in September 2016, subject to automatic renewal for one-year periods. Pursuant to this agreement, in case of early termination under certain circumstances, our commitment regarding cash severance benefits aggregates $19,000 at September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

10.1	Form of Promissory Notes issued by Registrant in favor of investors since February 2012 aggregating $5,267,000 in principal amount through November 3, 2015, including schedule of investors.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Operations for the three and nine- month periods ended September 30, 2015 and 2014; (ii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2015 and 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Cell Therapy, Inc.

By:	/s/ Richard L. Franklin, M.D.
Richard L. Franklin, M.D.
CEO

Dated: November 13, 2015

By:	/s/ John M. Benson
John M. Benson
CFO

Dated: November 13, 2015